Form 10QSB
period 2000-06-30
ZETA CORP /CA
filed 2000-08-11
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For  quarterly period ended June 30, 2000

     ____ TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For  the transition period from _____ to _____

Commission file number:  0-29819

                                ZETA CORPORATION
                                ----------------
        (exact name of small business issuer as specified in its charter)


FLORIDA                                                 58-2349413
-------                                                 ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 214 - 1628 West 1St Avenue, Vancouver, BC                   V6J 1G1
-----------------------------------------------                   -------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (604) 659-5018


Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of August 10, 2000, there were 10,300,000 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                ZETA CORPORATION
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2000


INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Balance Sheet as of  June 30, 2000                                        3

Statement of Operations for the Quarter Ended June 30, 2000 and 1999      4

Statement of Cash Flows for the Quarter Ended June 30, 2000,              5

Notes to Interim Financial Statements                                     6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                              7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                  9

Item 2 Changes in Securities                                              9

Item 3 Defaults Upon Senior Securities                                    9

Item 4 Submission of Matters to a Vote of Security Holders                9

Item 5 Other Information                                                  9

Item 6 Exhibits and Reports on Form 8-K                                   9

Signatures                                                               10


ITEM 1    Financial Statements


                                ZETA CORPORATION
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


ASSETS                                                                            2000                1999
------                                                                            ----                ----

Current Assets
   Cash                                                                               $168,175            $181,884
   Prepaid Expenses                                                                        125                 125

Total Current Assets                                                                  $168,300            $182,009

Other Assets
   Organization Costs                                                                    3,000               3,000
Total  Assets                                                                         $171,300            $185,009

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                      $ 100                 $ 0

Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized
   Common Stock: $0.001 Par Value; Authorized Shares,
   Additional Paid In Capital                                                          767,700             767,700
   Loss Accumulated During the Development Stage                                      (606,800)           (592,991)

Total Stockholders' Equity                                                             171,200             185,009

Total Liabilities and Stockholders' Equity                                            $171,300            $185,009


                                ZETA CORPORATION
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                                                 From Inception
                                           For The Three   For The Three      For The Six       For The Six      (October 21,
                                           Months Ended    Months Ended       Months Ended      Months Ended     1997) to
                                           June 30, 2000   June 30, 1999      June 30, 2000     June 30, 1999    June 30, 2000
                                           -------------   -------------      -------------     -------------    -------------
Revenues                                   $           0   $           0      $           0     $          0     $            0

Expenses
   General and Administrative                      2,759           5,746             18,877            6,026            623,543

Other Income
   Interest Income                                 2,576           3,504              5,068            3,594             16,743

Net Loss Available to Common               $        (184)  $      (2,242)     $     (13,809)    $     (2,432)    $     (606,800)

Basic Loss Per Common Share                $      (0.000)  $      (0.000)     $     ( 0.001)    $     (0.000)    $       (0.059)

Basic Weighted Average Common Shares          10,300,000      10,300,000         10,300,000       10,300,000         10,300,000
Outstanding


                                ZETA CORPORATION
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999


                                                                                                           From Inception
                                                               Six Months Ended      Six Months Ended      (October 21, 1997)
                                                               June 30, 2000         June 30, 1999         to June 30, 2000
                                                               -------------         -------------         ----------------
Cash Flows From Operating Activities
   Net Loss                                                    $       (13,809)      $        (2,432)      $       ( 606,800)
   Adjustments to Reconcile Net Loss to Net Cash
   Changes in Assets and Liabilities
      (Increase) Decrease in Other Receivable
      (Increase) Decrease in Prepaid Expenses                                                                           (125)
      (Increase) Decrease in Organization Costs                                                                       (3,000)
       Increase (Decrease) in Accounts Payable                             100                                           100
      Common Stock Issued For Services                                                                               403,000

   Total Adjustments                                                       100                     0                 399,975

Net Cash Used By Operating Activities                                  (13,709)               (2,432)               (206,825)

Cash Flows From Investing Activities
   Purchase of Property and Equipment
   Investment, Cash Paid For Acquisition

Net Cash Flows From Investing Activities                                     0                     0                       0

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                                     300,000                 375,000
   Cost of Public Offering
   Cash Acquired in Connection with Acquisition of
   Proceeds From Stock Options Exercised

Net Cash Provided By Financing Activities                                    0               300,000                 375,000

Increase (Decrease) in Cash and Cash Equivalents                       (13,709)              297,568                 168,175
Cash and Cash Equivalents, Beginning of Year                           181,884                 3,054                       0

Cash and Cash Equivalents, End of Year                         $       168,175       $       300,622       $         168,175


                                ZETA CORPORATION
               NOTES TO INTERIM FINANCIAL STATEMENTS JUNE 30, 2000


NOTE 1 - PRESENTATION OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10QSB and, Item 310 of Regulation S-B. In the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000, and the statement of cash flows for the three and six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 1999.

The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999,1998,1997, audited financial statements

ITEM 2. Management's discussion and Analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services too potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

The Company is currently developing a website (www.newcompanycpital.com) to serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not be prospectuses nor will it offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor.

The Company will take resonable steps to verify that the investors will meet the appropriate standard such as "qualified institutional buyers," "accredited investors" or "non-U.S. persons" as those terms are defined in the Securities Act of 1933, as amended. The Company will restrict access to the site to only those investors who it reasonably believes meet the applicable eligibility standard.

The market for early stage financing is a highly fragmented and inefficient. Entrepreneurs and start up companies often find it diffiuclt, time consuming and costly to access and make presentations to the venture capital community. Investors wishing to make early stage investments find it difficult to gain access to a wide variety of companies or entrepreneurs seeking early stage capital. Large ammounts of money flowing into the venture capital market has resulted in the average venture capital investment per quarter increasing from %5.4 million in the third quarter of 1998 to over $9.1 million in the third quarter of 1999 according to PricewaterhouseCoopers. This has made it more difficult for companies seeking to raise smaller amounts of early stage capital, defined as less than $4.0 million.

Results of Operations
---------------------

Revenues. The Company has generated zero revenues for the three and six months ended June 30, 2000, and for the same period in 1999. To date, the Company has not relied on revenues for funding and has relied exclusively on paid in capital.

For the next twelve months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations. In order to develop an online community of funders and those seeking funding, the Company plans to advertise its services through opt-in email lists, through print media catering to entrepreneurs, and to certain professional communities, such as lawyers, accountants and investment bankers. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans.

As at June 30, 2000, the Company had a cash balance of $168,175, which is sufficient to cover all current and ongoing development of the Company's website, sales and marketing and operating expenses for the next twelve months.

General and Administrative Expenses. During the three and six month periods ended June 30, 2000, the Company incurred $2,759 and $18,877 in general and administrative expenses, respectively, a decrease of 52% and an increase of 213% when compared with the corresponding periods in 1999. These changes in general and administrative expenses reflect the ongoing development of the Company's web property. Over the next 12 months, the Company expects to incur significantly greater general and administrative expenses with the continued development of the Company's web property.

Interest Income. Interest income was $2,576 and $5,068 for the three and six month periods ended June 30, 2000, respectively, versus $3,504 and $3,594 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was $606,800, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and six months ended June 30, 2000, the Company recorded a net loss of $184 and $13,809, respectively, compared to a net loss of $2,242 and $2,432, for the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2000, the Company had a cash balance of $168,175, compared to $181,884 as at December 31, 1999.

Net cash used by operating activities was $13,709 for the six month period ending June 30, 2000, compared to net cash used of $2,432 for the same period in 1999. This increase in the net cash used in operating activities was due mainly to costs related to developing the Company's website and ongoing operating expenses.

Net cash provided by financing activities was $0 for the six month period ending June 30, 2000, compared to $300,000 for the same period in 1999. The Company has financed its operations primarily through cash on hand during the six month period ending June 30, 2000.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II - Other Information

Item 1 Legal Proceedings

None


Item 2 Changes in Securities

None


Item 3 Defaults Upon Senior Securities

None


Item 4 Submission of Matters to a Vote of Security Holders

None


Item 5 Other Information

None


Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibits

          Financial Data Schedule

     (b) Reports on Form 8-K

          No reports were filed on Form 8-D during the three month period ended June 30, 2000.

                                 Signature Page


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                ZETA CORPORATION



                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                             Harmel S. Rayat
                                                              CEO and President


                                                                /s/ Dave Gamache
                                                                ----------------
                                                                Dave Gamache
                                                                Director


                                                          /s/ Harvinder Dhaliwal
                                                          ----------------------
                                                          Harvinder Dhaliwal
                                                          Director, Secretary &
                                                          Treasurer



Dated: August 10, 2000