Form 10QSB
period 2000-09-30
ZETA CORP /CA
filed 2000-11-14
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2000

     ____ TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

Commission file number:  0-29819

                                ZETA CORPORATION
                          ----------------------------
        (exact name of small business issuer as specified in its charter)


FLORIDA                                                 58-2349413
-------------                                           ----------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Suite 214 - 1628 West 1St Avenue, Vancouver, BC                   V6J 1G1
-----------------------------------------------                   -------
(Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code:          (604) 659-5018


Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of November 6, 2000, there were 10,300,000 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                ZETA CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000


INDEX


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements


Balance Sheet as of  September 30, 2000                                         3

Statement of Operations for the Quarter Ended September 30, 2000 and 1999,
and for the Nine Months Ended September 30, 2000 and 1999                       4

Statement of Cash Flows for the Nine Months Ended September 30, 2000 and 1999   5

Notes to Interim Financial Statements                                           6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                                    7

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                        9

Item 2 Changes in Securities                                                    9

Item 3 Defaults Upon Senior Securities                                          9

Item 4 Submission of Matters to a Vote of Security Holders                      9

Item 5 Other Information                                                        9

Item 6 Exhibits and Reports on Form 8-K                                         9

Signatures                                                                     10


ITEM 1    Financial Statements


                                ZETA CORPORATION
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)


ASSETS                                                                            2000                1999
                                                                                  ----                ----
Current Assets
   Cash                                                                           $    164,548        $    181,884
   Prepaid Expenses                                                                        125                 125

Total Current Assets                                                              $    164,673        $    182,009

Fixed Assets
  Computer Equipment - Net                                                               3,470
Other Assets
   Organization Costs                                                                    3,000               3,000
Total  Assets                                                                     $    171,143        $    185,009

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                               $       150         $          0

Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized
Shares, 1,000,000 shares; Issued and                                                     None                 None
Outstanding, None
   Common Stock: $0.001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 10,300,000 and
10,300,000 Shares at September 30, 2000 and December 31,1999,
respectively                                                                           10,300               10,300
   Additional Paid In Capital                                                         767,700              767,700
   Loss Accumulated During the Development Stage                                     (607,007)            (592,991)

Total Stockholders' Equity                                                            170,993              185,009

Total Liabilities and Stockholders' Equity                                        $   171,143         $    185,009


                                ZETA CORPORATION
                          (A Development Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
      FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                                 For The         From Inception
                                                   For The Three   For The Three  For The Nine   Nine Months     (October 21,
                                                   Months Ended    Months Ended   Months Ended   Ended            1997 to
                                                   September 30,   September 30,  September 30,  September 30,   September 30,
                                                   2000            1999           2000           1999            2000
                                                   ----            ----           ----           ----            ----
Revenues                                           $          0    $         0    $        0     $            0  $          0

Expenses
  General and                                             2,837        120,103        21,715            126,130       626,381
Administrative

Other Income
  Interest Income                                         2,631          3,666         7,699              7,260        19,374

Net Income (Loss) Available
  to Common Stockholders                           $       (206)   $  (116,437)   $  (14,016)    $     (118,870) $   (607,007)

Basic Loss Per Common
  Share                                            $     (0.000)   $    (0.011)   $  ( 0.001)    $       (0.012) $     (0.059)

Basic Weighted Average
  Common Shares Outstanding                          10,300,000     10,300,000    10,300,000         10,300,000    10,300,000


                                ZETA CORPORATION
                          (A Development Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                                        From Inception
                                                               Nine Months Ended     Nine Months Ended  (October 21, 1997)
                                                               Sept 30, 2000         Sept 30, 1999      to Sept 30, 2000
                                                               -------------         -------------      ----------------
Cash Flows From Operating Activities
   Net Loss                                                    $         (14,016)    $  (118,870)       $      ( 607,007)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
      Common Stock Issued For Services                                                                           403,000
   Changes in Assets and Liabilities
      (Increase) Decrease in Other Receivable
      (Increase) Decrease in Prepaid Expenses                                                                       (125)
      (Increase) Decrease in Organization Costs                                                                   (3,000)
       Increase (Decrease) in Accounts Payable                               150                                     150
      Common Stock Issued For Services                                                                           403,000

Net Cash Used By Operating Activities                                    (13,866)       (118,870)               (206,982)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                     (3,470)                                 (3,470)
   Investment, Cash Paid For Acquisition

Net Cash Flows From Investing Activities                                  (3,470)              0                  (3,470)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                       0         300,000                 375,000
   Cost of Public Offering

   Proceeds From Stock Options Exercised

Net Cash Provided By Financing Activities                                      0         300,000                 375,000


Increase (Decrease) in Cash and Cash Equivalents                         (17,336)        181,130                 164,548
Cash and Cash Equivalents, Beginning of Year                             181,884           3,054                       0

Cash and Cash Equivalents, End of Year                         $         164,548         184,184        $        164,548


                                ZETA CORPORATION
            NOTES TO INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2000


NOTE 1 - PRESENTATION OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10QSB and, Item 310 of Regulation S-B, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000, and the statement of cash flows for the three and nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 1999.

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

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999,1998,1997, audited financial statements.

ITEM 2. Management's discussion and Analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its subscriber base and opt-in email lists, market its services to potential advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

The Company is currently developing a website (www.newcompanycapital.com) to serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor.

The market for early stage financing is highly fragmented and inefficient. Entrepreneurs and start-up companies often find it difficult, time-consuming and costly to access and make presentations to the venture capital community. Likewise, investors wishing to make early stage investments also find it difficult to gain access to a wide variety of companies or entrepreneurs seeking early stage capital. Large amounts of money flowing into the venture capital market has resulted in the average venture capital investment being made rising by $5.4 million in the third quarter of 1998 to over $9.1 million in the third quarter of 1999 according to PricewaterhouseCoopers. This has made it more difficult for companies seeking to raise smaller amounts of early stage capital, often between $100,000 to $4,000,000.

Results of Operations
---------------------

Revenues. The Company has generated zero revenues for the three and nine months ended September 30, 2000, and for the same periods in 1999. To date, the Company has not relied on revenues for funding.

For the next twelve to eighteen months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations. In order to develop an online community of funders and those seeking funding, the Company plans to advertise its services through opt-in email lists, through print media catering to entrepreneurs, and to certain professional communities, such as lawyers, accountants and investment bankers. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans.

As at September 30, 2000, the Company had a cash balance of $164,548, which is sufficient to cover all current and ongoing development of the Company's website, sales and marketing and operating expenses for the next twelve months.

General and Administrative Expenses. During the three and nine month periods ended September 30, 2000, the Company incurred $2,837 and $21,715 in general and administrative expenses, respectively, a decrease of 97.6% and 82.8%, respectively, when compared with the corresponding periods in 1999. This decrease in general and administrative expenses is primarily due to continued changes in the Company's website layout and design, functionality issues and delays and difficulty in hiring appropriate personnel. As a result, the Company has postponed the launch of its website until year end 2000 or early 2001. Subsequent to the launch of newcompanycapital.com and for the remainder of 2001, the Company expects to incur significantly greater general and administrative expenses due to an expected increase in personnel, advertising and marketing costs and general operating expenses.

Interest Income. Interest income was $2,631 and $7,699 for the three and nine month periods ended September 30, 2000, respectively, versus $3,666 and $7,260 for the corresponding period in 1999. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was $607,007, and as a result, there has been no provision for income taxes to date.

Net Loss. For the three and nine months ended September 30, 2000, the Company recorded a net loss of $206 and $14,016, respectively, compared to a net loss of $116,437 and $118,870, for the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2000, the Company had a cash balance of $164,548, compared to $181,884 as at December 31, 1999.

Net cash used by operating activities was $13,866 for the nine month period ending September 30, 2000, compared to net cash used of $118,870 for the same period in 1999. This decrease in the net cash used in operating activities is primarily due to continued changes in the Company's website layout and design, functionality issues and delays and difficulty in hiring appropriate personnel.

Net cash provided by financing activities was $0 for the nine month period ending September 30, 2000, compared to $300,000 for the same period in 1999. The Company has financed its operations primarily through cash on hand during the nine month period ending September 30, 2000.

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

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Submission of Matters to a Vote of Security Holders

None

Item 5    Other Information

None

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

Financial Data Schedule

(b) Reports on Form 8-K

On September 26, 2000, the Company filed a Form 8-K reporting that , effective September 20th, 2000, Mr. Dave Gamache had resigned as a Director of the Company. Replacing Mr. Gamache in the capacity of Director is Mr. Lance Dusanj. In 1990, Mr. Dusanj graduated from the British Columbia Institute of Technology with a Diploma in Wood Products Manufacturing. Since 1990, Mr. Dusanj has been employed full time as a grader and driver at the MacMillan Bloedel Canadian White Pine Division, which was acquired by Weyerhaeuser in 1999.

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



                                                                ZETA CORPORATION



                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                               CEO and President




                                                                /s/ Lance Dusanj
                                                                ----------------
                                                                    Lance Dusanj
                                                                        Director




                                                          /s/ Harvinder Dhaliwal
                                                              -----------------
                                                              Harvinder Dhaliwal
                                                 Director, Secretary & Treasurer



Dated: November 6, 2000