Form 10-K
period 2000-12-31
ZETA CORP /CA
filed 2001-03-29
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                         Commission file number 0-29819

                                Zeta Corporation
                              ---------------------
           (Name of small business issuer as specified in its charter)

           Florida                                               58-2349413
           -------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

216 - 1628 West 1st Avenue, Vancouver, BC                          V6J 1G1
-----------------------------------------                          -------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (604) 659-5018

Securities registered under Section 12(b) of the Act:

                                      None

Securities registered under Section 12(g) of the Act:

        Common Stock, $0.001 par value, listed on the OTC Bulletin Board


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X )

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 21, 2001: $175,000. Number of shares of Common Stock, $0.001 par value, outstanding as of March 21, 2001: 10,300,000.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Commission within 120 days after the registrant's fiscal year end) is hereby incorporated by reference into Part III of this Form 10-KSB.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I
Item 1.   Description of Business                                                         3
Item 2.   Description of Properties                                                       6
Item 3.   Legal Proceedings                                                               6
Item 4.   Submissions of Matters to a Vote of Security Holders                            6

PART II
Item 5.   Market for the Common Equity and Related
          Stockholder Matters                                                             6
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   7
Item 7.   Financial Statements                                                            9
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                   19

PART III
Item 9.   Directors, Executive Officers, Promotors, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                          19
Item 10.  Executive Compensation                                                         19
Item 11.  Security Ownership of Certain Beneficial Owners and Management                 19
Item 12.  Certain Relationships and Related Transactions                                 19

PART IV
Item 13.  Exhibits and Reports on Form 8-K                                               19


PART I

ITEM 1. DESCRIPTION OF BUSINESS

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein.

                                  THE COMPANY

Zeta Corporation (The Company) is a developmental stage company. The Company was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of preferred stock, par value of $0.10.

On October 21, 1997, the Company issued 3,000,000 restricted shares of common stock for services rendered at $0.001 per share, or $3000. During 1997, the Company completed an Offering Memorandum for 300,000 shares of common stock for cash at $0.25 per share, or $75,000. On December 15, 1998, the Company issued 4,000,000 shares of common stock for services rendered at $0.10 per share, or $400,000. During March 1999, the Company completed an Offering Memorandum for 3,000,000 shares of common stock, along with 3,000,000 share purchase warrants, for cash at $0.10 per unit, or $300,000.

                             DESCRIPTION OF BUSINESS

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

The market for early stage financing is highly fragmented and inefficient. Entrepreneurs and start-up companies often find it difficult, time-consuming and costly to access and make presentations to the venture capital community. Likewise, investors wishing to make early stage investments also find it difficult to gain access to a wide variety of companies or entrepreneurs seeking early stage capital. Large amounts of money flowing into the venture capital market has resulted in the average venture capital investment being $12.0 million in the fourth quarter of 2000, with the total amount raised during 2000 rising 80% over 1999 levels to $68.8 billion, according to PricewaterhouseCoopers. This has made it more difficult for companies seeking to raise smaller amounts of early stage capital between $100,000 and $4,000,000.

When launched, the Company's website will compete against many better capitalized and well managed companies offering similar services. Some current competitors include businesspartners.com, capital.com, vfinance.com, venturehighway.com, angelstreet.com, theelevator.com, corpfin.com, offroadcapital.com, capmatch.com, partnerseek.com, and garage.com. While competition is expected to intensify in the future, with many new contenders entering the marketplace, the high growth of the Internet itself and the continuous need for capital to finance new companies is expected to expand the size of the marketplace in order to allow for many competitors. In order to develop an online community of funders and those seeking funding, the Company plans to advertise its services through opt-in email lists, through print media catering to entrepreneurs, and to certain professional communities, such as lawyers, accountants and investment bankers.

Employees
---------

At December 31, 2000, the Company employed 1 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

                                  Risk Factors
                                  ------------

Intellectual Property
---------------------

The Company relies on a combination of copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. Theses measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's
ability     to     compete     effectively.

Environmental Matters
------------- -------

The  Company   believes  it  conducts  its  business  in  compliance   with  all
environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Government Regulation
---------------------

The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2: DESCRIPTION OF PROPERTY

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO. On June 1, 2001, the Company plans to enter into a lease for 12 months at approximately $1000 per month, without an option to renew. At present, the Company pays no rent.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS.

(a)  Market Information

     The Company's Common Stock is traded on the Over the Counter Bulletin Board market under the symbol "ZETA". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 1999                                                     $  0.47                   $  0.13
Second Quarter 1999                                                    $  0.75                   $  0.53
Third Quarter 1999                                                     $  0.57                   $  0.53
Fourth Quarter 1999                                                    $  0.65                   $  0.63
First Quarter 2000                                                     $  1.13                   $  0.31
Second Quarter 2000                                                    $  0.59                   $  0.09
Third Quarter 2000                                                     $  0.34                   $  0.09
Fourth Quarter 2000                                                    $  0.25                   $  0.21


(b)  Holders

     As at March 21, 2001 there were approximately 37 registered stockholders of record of the Company's Common Stock.

(c)  Dividend Policy

     The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

OVERVIEW
--------

The Company is engaged in the development of www.newcompanycapital.com, a website that will serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. Upon completion of the website, the Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor.

RESULTS OF OPERATIONS
---------------------

Revenues. The Company did not generate revenues for the year ended December 31, 2000, nor for the year ended December 31, 1999.

General and Administrative Expenses. During 2000, the Company incurred $90,877 in general and administrative expenses, a decrease of 43% over 1999 expenses of $130,756. The decrease is primarily attributable to additional management fees and operating expenses related to the development and launch of the Company's website.

Interest Income. Interest income was $10,269 and $9,711 for the years ended December 31, 2000 and 1999, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2000, the Company's accumulated deficit was $673,599 and as a result, there has been no provision for income taxes to date.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2000, the Company had a cash balance of $151,564, compared to a cash balance of $181,884 at December 31, 1999. During 2000, the Company used $26,850 of net cash in operating activities, as compared o $121,170 of net cash used in 1999. This decrease in net cash used in operating activities was due mainly to a decrease in the operating expenses between the years. As at December 31, 2000, the Company had $50,180 in accounts payable, an increase of $50,180 over the amount of $0.00 as at December 31, 1999.

Net cash flows used in investing activities was ($3,470) for 2000, compared to net cash flows used of $0.00 for 1999. The change in the net cash flows used in investing activities was due mainly to purchasing of computer equipment.

Net cash flows provided by financing activities was $0.00 in 2000, compared to $300,000 in 1999. The Company has financed its operations primarily through private placements of Common Shares.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

ITEM 7: FINANCIAL STATEMENTS

                                    CONTENTS

Independent Auditors' Report                                                    10

Balance Sheets as of December 31, 2000 and 1999                                 11

Statements of Operations For The Years Ended December 31, 2000 and 1999,
  and For The Period From Inception (October 21, 1997) To December 31, 2000     12

Statements of Stockholders' Equity From Inception (October 21, 1997) to
  December 31, 2000                                                             13

Statements of Cash Flows For The Years Ended December 31, 2000 and 1999,
  and For The Period From Inception (October 21, 1997) To December 31,  2000    14

Notes to the Financial Statements                                               15-18


All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Zeta Corporation
Vancouver, B.C.  V6J 1G1

We have audited the accompanying balance sheets of Zeta Corporation (A Development Stage Company), (the Company), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from Inception (October 21, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods indicated, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been a development stage Company since its inception on October 21, 1997. The Company is devoting substantially all of its present efforts in establishing a new business and planned principal operations have not commenced. The Company's ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.
----------------------------
Clancy  and Co., P.L.L.C.
Phoenix, Arizona

March 6, 2001

                                ZETA CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


ASSETS                                                                                  2000             1999
------                                                                                  ----             ----
Current Assets
   Cash                                                                                 $ 151,564        $ 181,884
   Prepaid Expenses                                                                           125              125
Total Current Assets                                                                      152,689          182,009

Fixed Assets, Net (Note 3)                                                                  2,892                0

Other Assets
   Organization Costs (Note 2)                                                                  0            3,000

Total Assets                                                                            $ 154,581        $ 185,009


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable (Note 4)                                                            $  50,180        $       0

Stockholders' Equity
   Preferred Stock: $0.10 Par Value, 1,000,000 Authorized; Issued
and Outstanding Shares, None                                                                 None             None
   Common Stock: $0.001 Par Value, 100,000,000 Authorized;
Issued and Outstanding, 10,300,000                                                         10,300           10,300
   Additional Paid In Capital                                                             767,700          767,700
   Loss Accumulated During The Development Stage                                         (673,599)        (592,991)
Total Stockholders' Equity                                                                104,401          185,009

Total Liabilities and Stockholders' Equity                                              $ 154,581        $ 185,009



                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE
       PERIOD FROM SINCE INCEPTION (OCTOBER 21, 1997) TO DECEMBER 31, 2000

                                                                                                              From Inception
                                                                                                              (October 21,
                                                                                                              1997) to
                                                                     Year Ended          Year Ended           December 31,
                                                                     December 31, 2000   December 31, 1999    2000
                                                                     -----------------   -----------------    ----
Revenus                                                             $         0         $           0         $        0
Expenses
   General and Administrative                                             90,877               130,756           695,543
Operating Loss                                                           (90,877)             (130,756)         (695,543)
Other Income
   Interest Income                                                        10,269                 9,711            21,944
Loss Available to Common Stockholders                                $   (80,608)        $    (121,045)       $ (673,599)
Basic Loss Per Share Common Share                                    $     (0.01)        $       (0.01)
Basic Weighted Average Common Shares Outstanding                      10,300,000             9,800,000


                                ZETA CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       PERIOD FROM SINCE INCEPTION (OCTOBER 21, 1997) TO DECEMBER 31, 2000


                                                                                                             Loss Accumulated
                                                                                              Additional     During the
                                             Preferred      Stock     Common      Stock       Paid In        Development
                                             Shares         Amount    Shares      Amount      Capital        Stage        Total
                                             ------         ------    ------      ------      -------        -----        -----
Issuance of Common Stock
For Services                                 0              $    0     3,000,000  $   3,000   $       0      $       0    $   3,000
Rendered as of October 21, 1997
Issuance of Common Stock For Cash at
$0.25 Per Share                                                          300,000        300      74,700                      75,000
Income From Inception (October 21, 1997)
To December 31, 1997                                                                                                42           42
Balance, December 31, 1997                   0                   0     3,300,000      3,300      74,700             42       78,042
Issuance of Common Stock For Services
Rendered at $0.10 Per Share                                            4,000,000      4,000     396,000                     400,000
Loss, Year Ended December 31, 1998                                                                            (471,988)    (471,988)
Balance, December 31, 1998                   0                   0     7,300,000      7,300     470,700       (471,946)       6,054
Issuance of Common Stock For Cash at
$0.10 Per Share                                                        3,000,000      3,000     297,000                     300,000
Loss, Year Ended December 31, 1999                                                                            (121,045)    (121,045)
Balance, December 31, 1999                   0                   0    10,300,000     10,300     767,700       (592,991)     185,009
Loss, Year Ended December 31, 2000                                                                             (80,608)     (80,608)
Balance, December 31, 2000                   0              $    0    10,300,000  $  10,300   $ 767,700      $(673,599)   $ 104,401


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND FOR THE
       PERIOD FROM SINCE INCEPTION (OCTOBER 21, 1997) TO DECEMBER 31, 2000


                                                                                                               From Inception
                                                                                                               (October 21,
                                                                           Year Ended        Year Ended        1997) to
                                                                           December 31,      December 31,      December 31,
                                                                           2000              1999              2000
                                                                           ----              ----              ----
Cash Flows From Operating Activities
   Net Loss                                                                $      (80,608)   $     (121,045)   $     (673,599)
   Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities
   Common Stock Issued for Services                                                     0                 0           403,000
   Write-off Organization Costs                                                     3,000                 0                 0
   Depreciation                                                                       578                 0               578
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                           0              (125)             (125)
       Increase (Decrease) in Accounts Payable                                     50,180                 0            50,180
   Total Adjustments                                                               53,758              (125)          453,633
Net Cash Flows Used In Operating Activities                                       (26,850)         (121,170)         (219,966)

Cash Flows From Investing Activities
   Purchase of Fixed Assets                                                       (3,470)                 0            (3,470)
Net Cash Flows Used In Investing Activities                                       (3,470)                 0            (3,470)

Cash Flows From Financing Activities
  Proceeds From Sale of Common Stock                                                    0           300,000           375,000
Net Cash  Flows Provided By Financing Activities                                        0           300,000           375,000

Increase (Decrease) in Cash and Cash Equivalents                                  (30,320)          178,830           151,564

Cash and Cash Equivalents, Beginning of Year                                      181,884             3,054                 0

Cash and Cash Equivalents, End of Year                                     $      151,564    $      181,884    $      151,564

Supplemental Information
Cash Paid For:
   Interest                                                                $                 $                 $
   Income taxes                                                            $                 $                 $
                                                         0                0                 0

Noncash Financing Activities:
   Issuance of Common Stock For Services Rendered                        $                $                 $      403,000
                                                                                  0                0

                                ZETA CORPORATION
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION

     Zeta Corporation (the Company) was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.10 per share. The Company is currently developing a website, http://www.newcompanycapital.com, that serves as an online community for entrepreneurs and start-up companies seeking capital, and accredited investors seeking to invest.

     On October 21, 1997, the Company issued 3,000,000 shares of common stock for services rendered at $0.001 per share, or $3,000.

     During 1997, the Company completed an Offering Memorandum for 300,000 shares of common stock for cash at $0.25 per share, or $75,000.

     On December 15, 1998, the Company issued 4,000,000 shares of common stock for services rendered at $0.10 per share, or $400,000.

     During March 1999, the Company completed an Offering Memorandum for 3,000,000 shares of common stock for cash at $0.10 per share, or $300,000.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that it will continue to incur losses for at least the next 12 months, and as a result will require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to meet such needs, in order that the Company will be a viable entity. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     -----------------

     The Company's financial statements are prepared using the accrual method of accounting. Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

     Concentration of Credit Risk
     ----------------------------

     The Company maintains U.S. Dollar cash balances in Canadian banks, that are not insured.

     Fixed Assets and Depreciation
     -----------------------------

     Property  and  equipment,   stated  at  cost,  is  depreciated   under  the
     straight-line method over their estimated useful lives.

     Start-up Costs
     --------------

     The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. For the years ended December 31, 2000 and 1999, costs of start-up activities charged to operations were $77,608 and $121,039, respectively. During 2000, the Company charged off $3,000 of organization costs. The transaction did not have a material effect on the financial statements.

     For income tax purposes, the Company has elected to treat these costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business. See Note 5 for income tax effect.

     Use of Estimates
     ----------------

     Preparing financial statements requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

     Income Taxes
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Per Share of Common Stock
     -------------------------

     Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

     Capital Structure
     -----------------

     The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

     Foreign Currency Translation
     ----------------------------

     The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred.

     Stock-Based Compensation
     ------------------------

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123, effective January 1, 1998.

     Recent Accounting Pronouncements
     --------------------------------

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 had no effect on the Company's financial statements.

     Pending Accounting Pronouncements
     ---------------------------------

     It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - FIXED ASSETS

     Fixed  assets  consists  of  computer   equipment   purchased  for  $3,470.
     Depreciation expense charged to operations for 2000 was $578. Net book value is $2,892 at December 31, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

     During 2000 and 1999, the Company charged $62,000 and $120,000, respectively, to operations for management and consulting fees incurred for services rendered by the president and principle stockholder. Included in accounts payable at December 31, 2000, is a payable of $50,000 for these fees.

NOTE 5 - INCOME TAXES

     There is no current or deferred tax expense for the years ended December 31, 2000 and 1999, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect, utilizing a 34% income tax rate, of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:


Deferred Taxes                               2000                       1999
NOL Carryforwards                            $            171           $          171
Start-up Costs                                        227,843                  201,456
Organization Costs                                      1,020                    1,020
Total                                                 229,034                  202,647
Valuation Allowance                                  (229,034)                (202,647)
Net Deferred Tax Assets                      $              0           $            0


     The Company has available net operating loss carryforwards of approximately $500 for tax purposes to offset future taxable income, and expire principally in the year 2017. Additionally, the estimated effect of the charge-off of start-up expenses in 2001 is a reduction in estimated income taxes of approximately $46,000, assuming normal operations have commenced.

     A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the year ended December 31, 2000 and 1999 is as follows:

                                             2000                1999
Statutory Federal Income Tax Rate            (34.0)%             (34.0)%
Change in Valuation Allowance                 34.0 %              34.0 %
Effective Income Tax Rate                      0.0 %               0.0 %


NOTE 6 - WARRANTS

     On March 22, 1999, the Company executed a 504D Registration authorizing 3,000,000 shares of common stock at $0.10 per share with a warrant exercisable into common shares at $0.10 per share expiring on March 22, 2003, to provide additional working capital. The warrants were not valued because the exercise price equaled or exceeded the fair market value on the date of issuance. As of the date of these financial statements, all of the warrants remain outstanding.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have been no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors and Section 16 compliance is included in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders ("Proxy Statement") and is hereby incorporated by reference.

ITEM 10: EXECUTIVE COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

     No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd of March, 2001.

                                                                ZETA CORPORATION


                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                             By: Harmel S. Rayat
                                                                 President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.


Signature                    Title                             Date
---------                    -----                             ----
/s/ Harvinder Dhaliwal       Director, Secretary, Treasurer     March 22, 2001


/s/ Lance Dusanj             Director                           March 22, 2001
