Form 10QSB
period 2001-03-31
ZETA CORP /CA
filed 2001-05-15
CIK 1054274

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------

               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of May 10, 2001, there were 10,300,000 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                ZETA CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2000

INDEX

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Balance Sheet as of March 31, 2001                                                   3

Statement of Operations for the Quarter Ended March 31, 2001, and 2000               4

Statement of Cash Flows for the Quarter Ended March 31, 2001                         5

Notes to Interim Financial Statements                                                7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis                                         8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                                             9

Item 2 Changes in Securities                                                         9

Item 3 Defaults Upon Senior Securities                                               9

Item 4 Submission of Matters to a Vote of Security Holders                           9

Item 5 Other Information                                                             10

Item 6 Exhibits and Reports on Form 8-K                                              10

       Signatures                                                                    10


ITEM 1    Financial Statements


                                ZETA CORPORATION

                          (A Development Stage Company)
                                  BALANCE SHEET
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                       March 31,2001         Dec.31,2000
------                                                                       -------------         -----------
Current Assets
   Cash                                                                               $150,785            $151,564
   Prepaid Expenses                                                                        125                 125

Total Current Assets                                                                  $150,910            $151,689

Fixed Assets
   Computer Equipment-Net                                                                2,603               2,892

Total  Assets                                                                         $153,513            $154,581


LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $ 86,230            $ 50,180


Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized
Shares,                                1,000,000 shares; Issued and                       None                None
Outstanding, None
   Common Stock: $0.001 Par Value; Authorized Shares,
100,000,000; Issued and Outstanding, 10,300,000 and
10,300,000 Shares at March 31, 2000 and December 31, 2000, respectively
                                                                                        10,300              10,300
   Additional Paid In Capital                                                          767,700             767,700
   Loss Accumulated During the Development Stage                                      (710,717)           (673,599)

Total Stockholders' Equity                                                              67,283             104,401


Total Liabilities and Stockholders' Equity                                           $153,513            $154,581


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
             AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2001
                                   (Unaudited)


                                                                                                            From Inception
                                                 For The Three Months Ended   For The Three Months Ended    (October 21, 1997)
                                                 Mar. 31, 2001                Mar. 31, 2000                 To March 31, 2001
                                                 -------------                -------------                 -----------------
Revenues                                         $         0                  $        0                    $         0

Expenses
   General and Administrative                         39,180                      16,118                        734,724

Other Income
   Interest Income                                     2,063                       2,493                         24,007


Net Income (Loss) Available to Common            $   (37,117)                 $  (13,625)                   $  (710,717)

Stockholders

Basic Loss Per Common Share                      $    (0.004)                 $   (0.001)                   $    (0.069)



Basic Weighted Average Common Shares              10,300,000                  10,300,000                     10,300,000
Outstanding


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
       FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2001
                                   (Unaudited)

                                                                                                                  From Inception
                                                                Three Months Ended March    Three Months Ended    (October 21, 1997)
                                                                31, 2001                    March. 31, 2000       to March 31, 2001
                                                                --------                    ---------------       -----------------
Cash Flows From Operating Activities
   Net Loss                                                     $     (37,118)              $        (13,625)     $      ( 710,717)
   Depreciation                                                           289                                                  868
   Common Stock Issued For Services                                                                                        403,000
   Adjustments to Reconcile Net Loss to Net Cash Used
By Operating Activities
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                                                                 (125)
      (Increase) Decrease in Organization Costs
       Increase (Decrease) in Accounts Payable                         36,050                                               86,230

   Total Adjustments                                                   36,339                              0               489,973

Net Cash Used By Operating Activities                                    (779)                       (13,625)             (220,744)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                                                       (3,471)

Net Cash Flows From Investing Activities                                    0                              0                (3,471)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                                                                   375,000

Net Cash Provided By Financing Activities                                   0                              0               375,000


Increase (Decrease) in Cash and Cash Equivalents                         (779)                       (13,625)              150,785
Cash and Cash Equivalents, Beginning of Year                          151,564                        181,884                     0

Cash and Cash Equivalents, End of Year                          $     150,785               $        168,259      $        150,785


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
       FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2001
                                   (Unaudited)


Supplemental Information

                                                                                                         From Inception
                                                          Three Months Ended    Three Months             (October 21, 1997) to
                                                          March 31, 2001        Ended March 31, 2000     March 31, 2001
                                                          --------------        --------------------     --------------
Cash Paid For:
      Interest                                             $              0     $            0           $              0

      Income Taxes                                         $              0     $            0           $              0


   Noncash Investing and Financing Activities:
      Common Stock Issued For Services                     $              0     $            0           $        403,000



                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of ZETA (The Company), include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB.

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

Results of Operations
---------------------

Revenues. The Company has generated zero revenues since inception. To date, the Company has not relied on revenues for funding.

For the next twelve to twenty four months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

General and Administrative Expenses. During the three month period ended March 31, 2001 and 2000, the Company incurred $39,180 and $16,118 in general and administrative expenses, respectively. This increase of $23,062, or 143%, is primarily a result of increased expenses incurred for management fees and other expenses related to the ongoing development of the Company's website.

Interest Income. Interest income was $2,063 and $2,493 for the three month period ended March 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was $710,717 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended March 31, 2001 and 2000, the Company recorded a net loss of $37,118 or $0.004 per share, and $13,625 or $0.001 per share, respectively.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2001, the Company had a cash balance of $150,785, compared to $151,564 as at December 31, 2000.

Net cash used by operating activities was $779 for the three month period ending March 31, 2001, compared to net cash used of $13,625 for the same period in 2000. This change of $12,847 was primarily due an increase in accounts payable of $36,050.

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

None

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

                                                                ZETA CORPORATION


                                                             /s/ Harmel S. Rayat
                                                             -------------------
                                                                 Harmel S. Rayat
                                                               CEO and President


                                                                /s/ Lance Dusanj
                                                               -----------------
                                                                    Lance Dusanj
                                                                        Director


                                                          /s/ Harvinder Dhaliwal
                                                               -----------------
                                                              Harvinder Dhaliwal
                                                 Director, Secretary & Treasurer



Dated: May 10, 2001