Form 10QSB
period 2001-06-30
ZETA CORP /CA
filed 2001-08-09
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------
              SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended June 30, 2001

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---------
               SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-29819

                                ZETA CORPORATION
                          ----------------------------
        (exact name of small business issuer as specified in its charter)


  FLORIDA                                      58-2349413
  -------                                      -----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

            Suite 214 - 1628 West 1St Avenue, Vancouver, BC V6J 1G1
            --------------------------------------------------------
                    (Address of principal executive offices)

 Registrant's telephone number, including area code: (604) 659-5018
                                                     --------------

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No  [    ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: As of August 3, 2001, there were 50,133,332 shares of the Issuer's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

                                ZETA CORPORATION
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001


                                      INDEX



                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheet as of June 30, 2001............................................. 3

Statement of Operations for the Quarter Ended June 30, 2001, and 2000......... 4

Statement of Cash Flows for the Quarter Ended June 30, 2001................... 5

Notes to Interim Financial Statements......................................... 7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2 Management's Discussion and Analysis................................... 8

                           PART II OTHER INFORMATION

Item 1 Legal Proceedings...................................................... 9

Item 2 Changes in Securities.................................................. 9

Item 3 Defaults Upon Senior Securities........................................ 9

Item 4 Submission of Matters to a Vote of Security Holders.................... 9

Item 5 Other Information..................................................... 10

Item 6 Exhibits and Reports on Form 8-K...................................... 10

Signatures................................................................... 10

ITEM 1 Financial Statements
---------------------------


                                ZETA CORPORATION

                          (A Development Stage Company)
                                  BALANCE SHEET
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)



ASSETS                                                            2001                 2000
                                                                  ----                 ----
Current Assets

   Cash                                                           $  146,379           $  151,564
   Prepaid Expenses                                                      125                  125
Total Current Assets                                              $  146,504           $  151,689


Fixed Assets
   Computer Equipment-Net                                              2,314                2,892


Total  Assets                                                     $  148,818           $  154,581
                                                                  ===========          ===========


LIABILITIES AND  STOCKHOLDERS' EQUITY


Current Liabilities

   Accounts Payable and Accrued Payable                           $  122,280           $   50,180
                                                                  ----------           ----------


Stockholders' Equity

   Preferred Stock: $0.10 Par Value; Authorized Shares,
     1,000,000 shares; Issued and Outstanding,                    None                 None
     None
   Common Stock: $0.001 Par Value; Authorized Shares,
 300,000,000; Issued and Outstanding, 41,200,000                      41,200               41,200
   Additional Paid In Capital                                        736,800              736,800
   Loss Accumulated During the Development Stage                    (751,462)            (673,599)
Total Stockholders' Equity                                            26,538              104,401
                                                                      ------              --------


Total Liabilities and Stockholders' Equity                        $  148,818           $  154,581
                                                                  =========            ==========


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2001
                                   (Unaudited)



                                                                                                              From
                                                                                                              Inception
                                      For The Three     For The Three     For The Six       For The Six       (October 21,
                                      Months Ended      Months Ended      Months Ended      Months Ended      1997) to
                                      June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000     June 30, 2001
                                      -------------     -------------     -------------     -------------     -------------
Revenues                              $          0      $          0      $          0     $           0      $          0

Expenses
   General and Administrative               42,315             2,759            81,494            18,877           777,039


Other Income

   Interest Income                           1,570             2,575             3,632             5,068            25,577
                                             -----             -----             -----             -----            ------


Net loss available to common
stockholders                          $    (40,745)     $       (184)     $    (77,862)    $     (13,809)      $  (751,462)
                                      ============      ============      ============     =============       ===========

Basic loss per common share           NIL               NIL               $    ( 0.002)    NIL
                                                                          =============
Basic weighted average
common shares outstanding               41,200,000        41,200,000        41,200,000        41,200,000
                                        ==========        ==========        ==========        ==========


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, AND
       FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2001
                                   (Unaudited)


                                                                                                                  From
                                                                      Six Months            Six Months            Inception
                                                                      Ended June 30,        Ended June 30,        (October 21,
                                                                      2001                  2000                  1997) to June
                                                                      ----                  ----                  30, 2001
                                                                                                                  --------
Cash Flows From Operating Activities

   Net Loss                                                           $     (77,862)        $      (13,809)       $      (751,462)
   Depreciation                                                                 577                                         1,157

   Common Stock Issued For Services                                                                                       403,000

   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities

   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                                                                (125)
      (Increase) Decrease in Organization Costs                                                                                 0
       Increase (Decrease) in Accounts Payable                               72,100                    100                122,280
                                                                             ------                    ---                -------
   Total Adjustments                                                         72,677                    100                526,312
                                                                             ------                    ---                -------
Net Cash Used By Operating Activities                                        (5,185)               (13,709)             ( 225,150)

Cash Flows From Investing Activities

   Purchase of Property and Equipment                                                                                      (3,471)
                                                                            -------                -------                 -------
Net Cash Flows From Investing Activities                                          0                      0                 (3,471)


Cash Flows From Financing Activities

   Proceed From Issuance of Common Stock                                                                                  375,000
                                                                            -------              -------                  -------
Net Cash Provided By Financing Activities                                         0                      0                375,000


Increase (Decrease) in Cash and Cash Equivalents                             (5,185)               (13,625)               146,379

Cash and Cash Equivalents, Beginning of Year                                151,564                181,884                      0
                                                                            -------                -------                      -
Cash and Cash Equivalents, End of Year                                $     146,379         $      168,259        $       146,379
                                                                      =============         ==============        ===============


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
        FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2001
                                   (Unaudited)


Supplemental Information

                                                                                                                  From
                                                                      Six Months            Six Months            Inception
                                                                      Ended June 30,        Ended June 30,        (October 21,
                                                                      2001                  2000                  1997) to June
                                                                      ----                  ----                  30, 2001
                                                                                                                  --------
   Cash Paid For:

      Interest                                                        $         0           $         0           $         0
                                                                      ===========           ===========           ===========

      Income Taxes                                                    $         0           $         0           $         0
                                                                      ===========           ===========           ===========


   Noncash Investing and Financing
Activities:

      Common Stock Issued For Services                                $         0           $         0           $   403,000
                                                                      ===========           ===========           ===========


                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management of ZETA (The Company), include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

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


Note 1 - Earnings per share
---------------------------

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                            3 m/e             6 m/e             3 m/e            6 m/e
                                            6/30/01           6/30/01           6/30/00          6/30/00
                                            -------           -------           -------          -------
Net loss available to common
   stockholders                             $   (40,475)      $      (184)      $ (77,862)       $   (13,809)
Weighted average number
  of common shares outstanding              41,200,000        41,200,000        41,200,000       41,200,000
Basic loss per common share                 $    Nil          $    Nil          $  (0.002)       $   Nil


Note 2 - Going Concern
----------------------

The Company is a development stage company and is devoting substantially all of its present efforts in establishing a new business. The Company has limited operations and has not yet relied on revenues for funding. The Company's working capital funds have been satisfied through its cash reserves, which were obtained through the issuance of common stock. The Company's ability to meet its future funding requirements and the success of future operations cannot be determined at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans include continuing to develop its website, www.newcompanycapital.com, and eventually derive revenues by charging a listing fee for executive summaries posted on the sit of entrepreneurs and start-up companies seeking to raise capital. Additional funding may be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will be on acceptable terms. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3 - Subsequent Events
--------------------------

     A. On July 12, 2001, a majority of the shareholders approved the following at its Annual General Shareholders Meeting:

          (1) Four to one forward split of the Company's common stock, with no change in par value. All per share and per share information have been adjusted retroactively to reflect the split.

          (2) Approval of the Company's 2001 stock option plan with 10,000,000 common shares reserved for issuance thereunder.

          (3)  Increase  in  the   authorized   capital  of  the  Company   from
               100,000,000  to  300,000,000  shares of $0.001  par value  common stock.

     B. On July 13, 2001, the Company issued 2,233,333 restricted common stock (pre-forward split) at $0.06 per share for the conversion of $134,000 of debt to equity.

ITEM 2.   Management's discussion and Analysis of financial condition and
-------------------------------------------------------------------------
          results of operations
          ---------------------

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

Overview
--------

     The Company has developed  www.newcompanycapital.com  to serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor. The Company has yet to demonstrate profitable operations.

Results of Operations
---------------------

     Revenues. The Company has generated zero revenues since inception. To date, the Company has not relied on revenues for funding. For the next twelve to twenty four months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

     General and Administrative Expenses. During the three month period ended June 30, 2001 and 2000, the Company incurred $42,315 and $2,759 in general and administrative expenses, respectively. This increase of $39,556, or 1,434%, is primarily a result of increased expenses incurred for management fees and other expenses related to the Company's business. For the six month period ended June 30, 2001 and 2000, the Company incurred $81,494 and $18,877 in general and administrative expenses, respectively. This increase of $62,617, or 3,317%, is primarily a result of increased expenses incurred for management fees and other operational expenses.

     Interest Income. Interest income was $1,570 and $2,576 for the three month period ended June 30, 2001 and 2000, respectively, and $3,632 and $5,068 for the six month period ended June 30, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

     Provision for Income Taxes. As of June 30, 2001, the Company's accumulated deficit was $751,462 and as a result, there has been no provision for income taxes to date.

     Net Loss. For the three month period ended June 30, 2001 and 2000, the Company recorded a net loss of $40,745, and $184, respectively. For the six month period ended June 30, 2001 and 2000, the Company recorded a net loss of $77,862 and $13,809, respectively. Liquidity and Capital Resources

     As at June 30, 2001, the Company had a cash balance of $146,379, compared to $151,564 as at December 31, 2000.

     Net cash used by operating activities was $5,185 for the six month period ending June 30, 2001, compared to net cash used of $13,709 for the same period in 2000.

Plan of Operation
-----------------

     For the next twelve months, the Company plans to continue developing its website, www.newcompanycapital.com, and eventually charge a listing fee for executive summaries posted on the site by entrepreneurs and start-up companies seeking to raise capital. The Company does not expect to purchase any significant equipment, hire any additional employees, or incur significant research and development expenses. The Company has sufficient cash requirements to satisfy its cash needs over the next twelve months. However, the Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the ability to compete against other, better capitalized corporations who offer similar web based services. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

                          PART II - Other Information

Item 1    Legal Proceedings
---------------------------

         None

Item 2    Changes in Securities
-------------------------------

     A four for one forward split of the Company's common stock, with no change in par value, was approved by the Company's shareholders, to be effective July 31, 2001. All share and per share information have been adjusted retroactively to reflect the split. The shareholders also approved an increase in the authorized common stock from one hundred million (100,000,000) to three hundred million (300,000,000) shares, with the par value remaining the same.

Item 3    Defaults Upon Senior Securities
-----------------------------------------

         None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On July 12, 2001, at the annual shareholders meeting, the shareholders approved a four to one forward split of the Company's common stock, with no change in par value, effective July 31, 2001, the Company's 2001 Stock Option Plan and an increase in the authorized common stock from 100,000,000 to 300,000,000 at the same par value.

Item 5    Other Information
---------------------------

         None

Item 6    Exhibits and Reports on Form 8-K
------------------------------------------

         (a) Exhibits

               None

         (b) Reports on Form 8-K

               (1) On July 23, 2001, the Company filed and 8-k with the Commission under Item 5 regarding a four for one forward split of the Company's common stock.

               (2) On August 1, 2001, the Company filed and 8-K with the Commission under Item 5 regarding the issuance of 2,233,333 shares (pre-forward split) of common stock at $0.06 per share for the conversion of $134,000 shares of debt to equity.

Signature Page
--------------

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ZETA CORPORATION

                                                 /s/ Harmel S. Rayat
                                                 ---------------------
                                                 Harmel S. Rayat
                                                 CEO and President

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

Dated: August 8, 2001