Form 10QSB
period 2001-09-30
ZETA CORP /CA
filed 2001-11-13
CIK 1054274

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2001

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

Suite 214 - 1628 West 1St Avenue, Vancouver, BC V6J 1G1
-------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code: (604) 659-5018
                                                  --------------------

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of November 3, 2001, there were 50,133,332 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

                                ZETA CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001


                                      INDEX


                          PART I FINANCIAL INFORMATION

                           Item 1 Financial Statements

Balance Sheet as of September 30, 2001.........................................................  3

Statement of Operations for the Quarter Ended September 30, 2001, and 2000.....................  4

Statement of Cash Flows for the Quarter Ended September 30, 2001...............................  5

Notes to Interim Financial Statements........................................................... 7

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis...................................................  9

                            PART II OTHER INFORMATION

Item 1 Legal Proceedings.......................................................................  11

Item 2 Changes in Securities...................................................................  11

Item 3 Defaults Upon Senior Securities.........................................................  11

Item 4 Submission of Matters to a Vote of Security Holders.....................................  11

Item 5 Other Information........................................................................ 11

Item 6 Exhibits and Reports on Form 8-K......................................................... 11

Signatures...................................................................................... 12


ITEM 1    Financial Statements


                                ZETA CORPORATION

                          (A Development Stage Company)
                                  BALANCE SHEET
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                           2001                 2000
                                                                                 ----                 ----
Current Assets
   Cash                                                                          $    137,310         $   151,564
   Prepaid Expenses                                                                       125                 125
Total Current Assets                                                                 $137,435         $   151,689

Fixed Assets
   Computer Equipment-Net                                                               2,025
                                                                                                            2,892
Total  Assets                                                                    $    139,460         $   154,581

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities                                      $     24,385         $    50,180

Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000
shares; Issued and Outstanding, None                                                     None                None
   Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000;
Issued and Outstanding, 50,133,332  at September 30, 2001 and 41,200,000               50,133
at December 31, 2000                                                                                       41,200
   Additional Paid In Capital                                                         861,867             736,800
   Loss Accumulated During the Development Stage                                     (796,925)           (673,599)
Total Stockholders' Equity                                                            115,075             104,401

Total Liabilities and Stockholders' Equity                                       $    139,460         $   154,581


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           AND FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                                                        From
                                                                                                                        Inception
                                         For The Three       For The Three      For The Nine         For The Nine       (October 21,
                                         Months Ended Sept.  Months Ended       Months Ended Sept.   Months Ended       1997) to
                                         30, 2001            Sept. 30, 2000     30, 2001             Sept. 30, 2000     Sept.30,2001
                                         --------            --------------     --------             --------------     ------------
Revenues                                 $        0          $         0        $         0          $          0       $         0

Expenses
   General and Administrative                46,690                2,837            128,184                21,714           823,729

Other Income
   Interest Income                            1,227                2,631              4,859                 7,699            26,804

Net loss available to common
stockholders                             $  (45,463)         $      (206)       $  (123,325)         $    (14,015)      $  (796,925)

Basic loss per common share                     NIL                  NIL        $    (0.003)                  NIL

Basic weighted average common shares
outstanding                              48,871,013           41,200,000         43,785,103            41,200,000


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
     FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                                                              From Inception
                                                                      Nine Months Ended    Nine Months Ended  (October 21, 1997)
                                                                      Sept. 30, 2001       Sept. 30, 2000     to Sept. 30, 2001
                                                                      --------------       --------------     -----------------
Cash Flows From Operating Activities
   Net Loss                                                                $  (123,325)          $  (14,015)        $  (796,925)
   Depreciation
                                                                                    867                                    1,445
   Common Stock Issued For Services
                                                                                                                        403,000
   Adjustments to Reconcile Net Loss to Net Cash
Used By Operating Activities
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                                                              (125)
      (Increase) Decrease in Organization Costs                                                                                0
       Increase (Decrease) in Accounts Payable                                  108,204                  150             158,385
   Total Adjustments                                                            109,071                  150             562,705
Net Cash Used By Operating Activities                                          (14,254)             (13,865)           (234,220)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                                (3,471)             (3,470)
Net Cash Flows From Investing Activities                                              0              (3,471)             (3,470)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                                                                 375,000
Net Cash Provided By Financing Activities                                             0                    0             375,000

Increase (Decrease) in Cash and Cash Equivalents                               (14,254)             (17,336)             137,310
Cash and Cash Equivalents, Beginning of Period                                  151,564              181,884                   0
Cash and Cash Equivalents, End of Period                                     $  137,310          $   164,548          $  137,310


                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
     FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2001
                                   (Unaudited)



Supplemental Information                             Nine Months         Nine Months        From Inception
                                                     Ended               Ended              (October 21, 1997)
                                                     Sept. 30, 2001      Sept. 30, 2000     to Sept. 30, 2001
                                                     --------------      --------------     -----------------
Cash Paid For:
      Interest                                       $         0         $           0      $              0
      Income Taxes                                   $         0         $           0      $              0

Noncash Investing and Financing Activities:
      Common Stock Issued For Services               $         0         $           0      $        403,000
      Conversion of Debt to Equity                   $   134,000         $           0      $        134,000


                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management of ZETA (The Company), include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

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

                                         3 m/e                9 m/e               3 m/e                9 m/e
                                        9/30/01              9/30/01             9/30/00              9/30/00
                                        -------              -------             -------              -------
Numerator-Net  loss  available to       $     (45,463)       $    (123,325)      $        (206)       $     (14,015)
common stockholders

Denominator-Weighted      average
number    of    common     shares
outstanding                                48,871,013           43,785,103          41,200,000           41,200,000

Basic loss per common share             $         Nil        $      (0.003)      $         Nil        $         Nil


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

Management's plans include continuing to develop its website, www.newcompanycapital.com, and eventually derive revenues by charging a listing fee for executive summaries posted on the site of entrepreneurs and start-up companies seeking to raise capital. Additional funding may be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will be on acceptable terms. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3 - Common Stock
---------------------

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

General and Administrative Expenses. During the three month period ended September 30, 2001 and 2000, the Company incurred $46,690 and $2,837 in general and administrative expenses, respectively. This increase of $43,385 is primarily a result of increased expenses incurred for management fees and other expenses related to the Company's business. For the nine month period ended September 30, 2001 and 2000, the Company incurred $128,184 and $21,714 in general and administrative expenses, respectively. This increase of $106,470 is primarily a result of increased expenses incurred for management fees and other operational expenses.

Interest Income. Interest income was $1,227 and $2,631 for the three month period ended September 30, 2001 and 2000, respectively, and $4,859 and $7,699 for the nine month period ended September 30, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2001, the Company's accumulated deficit was $796,925 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended September 30, 2001 and 2000, the Company recorded a net loss of $45,463, and $206, respectively. For the nine month period ended September 30, 2001 and 2000, the Company recorded a net loss of $123,325 and $14,015, respectively.

Liquidity and Capital Resources
-------------------------------

As at September 30, 2001, the Company had a cash balance of $137,310, compared to $151,564 as at December 31, 2000.

Net cash used by operating activities was $14,254 for the nine month period ending September 30, 2001, compared to net cash used of $13,865 for the same period in 2000.

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

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") issued the following SFAS's, none of which are expected to have a significant effect on the financial statements:

SFAS No. 138, an amendment to SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective for fiscal years beginning after June 15, 2000.

SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later.

SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is required to be applied starting with fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which discusses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

PART II - Other Information

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities

     On July 13, 2001, 2,233,333 (8,933,332 post-split) shares of common stock at $.06 per share were issued for the conversion of $134,000 of debt to equity.

Item 3 Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     On July 12, 2001, at the annual shareholders meeting, the shareholders approved a four to one forward split of the Company's common stock, with no change in par value, effective July 31, 2001 the shareholders also approved the Company's 2001 Stock Option Plan and an increase in the authorized common stock from 100,000,000 to 300,000,000 at the same par value.

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


                                                                ZETA CORPORATION

                                                             /s/ Harmel S. Rayat
                                                            --------------------
                                                                 Harmel S. Rayat
                                                              CEO and President

                                                                /s/ Lance Dusanj
                                                               -----------------
                                                                    Lance Dusanj
                                                                        Director

                                                          /s/ Harvinder Dhaliwal
                                                          ----------------------
                                                              Harvinder Dhaliwal
                                                 Director, Secretary & Treasurer
Dated: November 9, 2001