Form 10KSB
period 2001-12-31
ZETA CORP /CA
filed 2002-03-29
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                         Commission file number 0-29819

                                Zeta Corporation
                              ---------------------
           (Name of small business issuer as specified in its charter)

Florida                                                  58-2349413
---------                                             ---------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

216 - 1628 West 1st Avenue, Vancouver, BC                  V6J 1G1
-----------------------------------------                -----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (604) 659-5018

Securities registered under Section 12(b) of the Act:         None

Securities registered under Section 12(g) of the Act:

        Common Stock, $0.001 par value, listed on the OTC Bulletin Board
       ------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No ___ ------ --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 15th, 2002: $508,500. Number of shares of Common Stock, $0.001 par value, outstanding as of March 15, 2002: 50,133,332.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                         Page
PART I
Item 1.   Description of Business                                                                         3
Item 2.   Description of Properties                                                                       4
Item 3.   Legal Proceedings                                                                               5
Item 4.   Submissions of Matters to a Vote of Security Holders                                            5

PART II

Item 5.   Market for the Registrants' Common Equity and Related
          Stockholder Matters                                                                             5
Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   6
Item 7.   Financial Statements                                                                            8
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                                                    19


PART III

Item 9.  Directors and Executive Officers, Promotors, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                           19
Item 10.  Executive Compensation                                                                          19
Item 11.  Security Ownership of Certain Beneficial Owners and Management                                  19
Item 12.  Certain Relationships and Related Transactions                                                  19

PART IV

Item 13.  Exhibits and Reports on Form 8-K                                                                19


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

                                   THE COMPANY

Zeta Corporation (The Company) is a developmental stage company. The Company was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 300,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.10.

On October 21, 1997, the Company issued 3,000,000 (12,000,000 after 4 for 1 forward split) restricted shares of common stock for services rendered at $0.001 per share, or $3000. During 1997, the Company completed an Offering Memorandum for 300,000 (1,200,000 after 4 for 1 forward split) shares of common stock for cash at $0.25 per share, or $75,000. On December 15, 1998, the Company issued 4,000,000 (16,000,000 after 4 for 1 forward split) shares of common stock for services rendered at $0.10 per share, or $400,000. During March 1999, the Company completed an Offering Memorandum for 3,000,000 (12,000,000 after 4 for 1 forward split) shares of common stock, along with 3,000,000 (12,000,000 after 4 for 1 forward split) share purchase warrants, for cash at $0.10 per unit, or $300,000. On July 12, 2001, at the Company's annual general shareholder meeting, the Company authorized the common stock shares to be increased to 300,000,000 with the par value remaining the same and the Company also approved a four to one forward split of the Company's common stock. On July 12, 2001, the Company converted $134,000 of debt to equity by issuing 8,933,332 (2,233,333 pre-forward split) restricted shares of common stock at $0.06 per share.


                             DESCRIPTION OF BUSINESS

The Company has developed a website (www.newcompanycapital.com) that serves as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor.

The market for early stage financing is highly fragmented and inefficient. Entrepreneurs and start-up companies often find it difficult, time-consuming and costly to access and make presentations to the venture capital community. Likewise, investors wishing to make early stage investments also find it difficult to gain access to a wide variety of companies or entrepreneurs seeking early stage capital. Large amounts of money flowing into the venture capital market has resulted in the average initial venture capital investment being $7.0 million, according to PricewaterhouseCoopers. This has made it more difficult for companies seeking to raise smaller amounts of early stage capital, often between $100,000 to $4,000,000. The Company's website competes against many better capitalized and well managed companies offering similar services. Some current competitors include earlybirdcapital.com, businesspartners.com, capital.com, vfinance.com, youngentrepreneur.com, offroadcapital.com, capmatch.com, partnerseek.com, and garage.com. While competition is expected to intensify in the future, with many new contenders entering the marketplace, the continuous need for capital to finance new companies is expected to expand the size of the marketplace in order to allow for many competitors. In order to develop an online community of funders and those seeking funding, the Company plans to advertise its services through various cost effective methods, including opt-in email lists, print media, and to certain professional communities, such as lawyers, accountants and investment bankers.

Employees
---------

At December 31, 2001, the Company employed 1 full time and 2 part-time persons. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

                                  Risk Factors
                                 ---------------


Intellectual Property
---------------------

The Company relies on a combination of copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. These measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's ability to compete effectively.

Environmental Matters
---------------------

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

ITEM 2:  PROPERTIES

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

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

(a)     Market Information

The Company's Common Stock is listed on the Over the Counter Bulletin Board market under the symbol "ZETA". The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High                      Low
                                                                       ----                      ---
First Quarter 2000                                                     $  0.28                   $  0.08
Second Quarter 2000                                                    $  0.15                   $  0.02
Third Quarter 2000                                                     $  0.09                   $  0.02
Fourth Quarter 2000                                                    $  0.06                   $  0.05

First Quarter 2001                                                     $  0.04                   $  0.04
Second Quarter 2001                                                    $  0.04                   $  0.03
Third Quarter 2001                                                     $  0.07                   $  0.07
Fourth Quarter 2001                                                    $  0.07                   $  0.07


(b)     Holders

As at March 14, 2001 there were approximately 37 registered stockholders of record of the Company's Common Stock.

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

OVERVIEW
--------

The Company has developed www.newcompanycapital.com as a website that serves as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. Upon achieving reasonable traffic to its website, the Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website will serve strictly as a conduit or meeting place. The Company will not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company will not be involved in any other aspect of the client company's business, nor in the decision making process of the investor.

RESULTS OF OPERATIONS
---------------------

Revenues. The Company did not generate revenues for the year ended December 31, 2001, nor for the year ended December 31, 2000.

General and Administrative Expenses. During 2001, the Company incurred $165,936 in general and administrative expenses, an increase of 83% over 2000 expenses of $90,877. This increase is primarily attributable to additional management fees and operating expenses related to the development and launch of the Company's website.

Interest Income. Interest income was $5,572 and $10,269 for the years ended December 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2001, the Company's accumulated deficit was $833,963 and as a result, there has been no provision for income taxes to date.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2001, the Company had a cash balance of $136,731, compared to a cash balance of $151,564 at December 31, 2000. During 2001, the Company used $14,833 of net cash in operating activities, as compared to $26,850 of net cash used in 2000. This decrease in net cash used in operating activities was due mainly to an increase in accounts payable between the years. As at December 31, 2001, the Company had $144,250 in accounts payable, an increase of $94,070 over the amount of $50,180 as at December 31, 2000.

Net cash flows used in investing activities was $0.00 for 2001, compared to net cash flows used of ($3,470) for 2000. The change in the net cash flows used in investing activities was due the fact that no computer equipment was purchased.

Net cash flows provided by financing activities was $0.00 in 2001, compared to $0.00 in 2000. The Company has financed its operations primarily through private placements of common shares.

PLAN OF OPERATION
-----------------

The Company's principal source of liquidity is cash in bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

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

RELATED PARTY TRANSACTIONS
--------------------------

During 2001 and 2000, the Company charged $144,000 and $62,000, respectively to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Included in accounts payable at December 31, 2001 and 2000 is a payable of $60,000 and $50,000, respectively for these fees. During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 2001 and $84,000 represented partial 2001 management fees.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial

GOING CONCERN
-------------

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2002. The satisfaction of our cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

ITEM 7: FINANCIAL STATEMENTS

TABLE OF CONTENTS


Independent Auditors' Report............................................................... 9

Balance Sheets at December 31, 2001 and 2000..............................................  10

Statements of Operations for years ended December 31, 2001 and 2000, and for the period from inception (October 21, 1997) to December 31, 2001. . . . ...................... 11

Statements of Stockholders' Equity for the period from inception (October 21,
1997) to December 31, 2001 ......................................... . . . ................ 12

Statements of Cash Flows for the years ended December 31, 2001 and 2000,
and for the period from inception (October 21, 1997) to December 31, 2001 . . . . .  ....   13

Notes to the Financial Statements.......................................... . . . . . . ... 14-18


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Zeta Corporation

We have audited the accompanying balance sheets of Zeta Corporation (A Development Stage Company, the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from October 21, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company since inception on October 21, 1997. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters which raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 2 to the financial statements. The Company's ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These factors raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Clancy and Co., P.L.L.C.
---  ------------------------
Clancy and Co., P.L.L.C.
Phoenix, Arizona
February 14, 2002

                                ZETA CORPORATION.
                          (A Development Stage Company)
                                 Balance Sheets
                           December 31, 2001 and 2000

ASSETS                                                                               2001                2000
------                                                                               ----                ----
Current Assets
   Cash                                                                              $   136,731          $   151,564
   Prepaid Expenses                                                                            0                  125
                                                                                               -                  ---
Total Current Assets                                                                     136,731              151,689

Fixed Assets, net (Note 3)                                                                 1,736                2,892
                                                                                           -----                -----

Total Assets                                                                         $   138,467          $   154,581
                                                                                         =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                                  $    60,430          $    50,180

Commitments and Contingencies                                                               None                 None

Stockholders' Equity
Preferred Stock:  $0.10 Par Value; Authorized:  1,000,000
   Issued and outstanding:  None                                                            None                 None
Common Stock: $0.001 Par Value; Authorized Shares:  300,000,000
   Issued and Outstanding:    2001:  50,133,332     2000:  41,200,000                     50,133               41,200
Additional Paid In Capital                                                               861,867              736,800
Loss Accumulated During the Development Stage                                           (833,963)            (673,599)
                                                                                        ---------            ---------
Total Stockholders' Equity                                                                78,037              104,401
                                                                                          ------              -------

Total Liabilities and Stockholders' Equity                                           $   138,467          $   154,581
                                                                                         =======              =======

    The accompanying notes are an integral part of these financial statements

                                ZETA CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                      For the years ended December 31, 2001
                   and 2000, and for the period from inception
                     (October 21, 1997) to December 31, 2001

                                                            Year Ended         Year Ended        Inception to
                                                            December 31, 2001  December 31, 2000 December 31, 2001
                                                            -----------------  ----------------- -----------------
Revenues                                                    $         0        $        0        $        0

General and Administrative Expenses                             165,936            90,877           861,479
                                                                -------            ------           -------

Operating Loss                                                 (165,936)          (90,877)         (861,479)

Other Income
   Interest Income                                                5,572            10,269            27,516
                                                                  -----            ------            ------

Net Loss Available to Common Stockholders                  $   (160,364)       $  (80,608)      $  (833,963)
                                                               ========           =======          ========

Basic Loss Per Share of Common Stock                       $     (0.004)       $   (0.002)      $     (0.02)
                                                                 =======           =======            ======

Basic Weighted Average Number of
Common Shares Outstanding                                    45,409,680        41,200,000        33,738,559
                                                             ==========        ==========        ==========

    The accompanying notes are an integral part of these financial statements

                                ZETA CORPORATION
                          (A Development Stage Company)
                           Statements of Stockholders'
                  Equity For the Period from Inception (October
                         21, 1997) to December 31, 2001

                                                                                                       Loss
                                                                                                       Accumulated
                                                                                       Additional      During the
                                                Preferred   Common        Stock        Paid In         Development
                                                Stock       Shares        Amount       Capital         Stage           Total
                                                -----       ------        ------       -------         -----           -----
Common stock issued for services rendered
at $0.001 per share, October 21, 1997
                                                  -         12,000,000      12,000     $  (9,000)              -        $     3,000
Common stock issued for cash at $0.25 per
share during 1997                                 -          1,200,000       1,200         73,800              -             75,000
Income from inception (October 21, 1997)
to December 31, 1997                              -                  -           -              -             42                 42
                                                  -                  -           -              -             --                 --
Balance, December 31, 1997                        -         13,200,000      13,200         64,800             42             78,042
Common stock issued for services rendered
at $0.10 per share, December 15, 1998
                                                  -         16,000,000      16,000        384,000              -            400,000
Loss, year ended December 31, 1998                -                  -           -              -       (471,988)          (471,988)
                                                  -                  -           -              -       ---------          ---------
Balance, December 31, 1998                        -         29,200,000      29,200        448,800       (471,946)             6,054
Common stock issued for cash at $0.10 per
share, March 1999                                 -         12,000,000      12,000        288,000              -            300,000
Loss, year ended December 31, 1999                -                  -           -              -       (121,045)          (121,045)
                                                  -                  -           -              -       ---------          ---------
Balance, December 31, 1999                        -         41,200,000      41,200        736,800       (592,991)           185,009
Loss, year ended December 31, 2000                -                  -           -              -        (80,608)           (80,608)
                                                  -                  -           -              -        --------           --------
Balance, December 31, 2000                        -         41,200,000      41,200        736,800       (673,599)           104,401
Conversion of debt to equity at $0.06 per
share, July 13, 2001                              -          8,933,332       8,933        125,067                           134,000
Loss, year ended December 31, 2001                -                  -           -              -       (160,364)          (160,364)
                                                  -                  -           -              -       ---------          ---------
Balance, December 31, 2001                        -         50,133,332    $ 50,133      $ 861,867      $(833,963)        $   78,037
                                                            ==========      ======        =======        ========            ======

   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      For the years ended December 31, 2001
                   and 2000, and for the period from inception
                     (October 21, 1997) to December 31, 2001

                                                               Year ended      Year Ended        Inception to
                                                               December 31,    December 31,      December 31,
                                                               2001            2000              2001
                                                               ----            ----              ----
Cash Flows From Operating Activities
Net Loss                                                       $ (160,364)     $  (80,608)       $ (833,963)
Adjustments to Reconcile Net Loss to Net Cash Used In
Operating Activities
     Depreciation                                                    1,156             578             1,734
     Common Stock Issued for Services                                    0               0           403,000
     Write-off of organization costs                                     0           3,000                 0
Changes in Assets and Liabilities
   (Increase) Decrease in Prepaid Expenses                             125               0                 0
    Increase (Decrease) in Accounts Payable                        144,250          50,180           194,430
                                                                   -------          ------           -------
Total Adjustments                                                  145,531          53,758           599,039
                                                                   -------          ------           -------
Net Cash Flows Used In Operating Activities                       (14,833)        (26,850)         (234,799)

Cash Flows From Investing Activities
   Purchase of Fixed Assets                                              0         (3,470)           (3,470)
                                                                         -         -------           -------
Net Cash Flows Used In Investing Activities                              0         (3,470)           (3,470)

Cash Flows From Financing Activities
   Proceeds From the Sale of Common Stock                                0               0           375,000
                                                                         -               -           -------
Net Cash Provided By Financing Activities                                0               0           375,000
                                                                         -               -           -------

Increase (Decrease) in Cash and Cash Equivalents                  (14,833)        (30,320)           136,731
Cash and Cash Equivalents, Beginning of Period                     151,564         181,884                 0
                                                                   -------         -------                 -
Cash and Cash Equivalents, End of Period                        $  136,731      $  151,564         $ 136,731
                                                                   =======         =======           =======

Cash paid for interest and income taxes:                                 -               -                 -

Supplemental noncash investing and financing activities:
   Conversion of debt to equity                                 $  134,000               -         $ 134,000
                                                                   =======                           =======
   Common stock issued for services rendered                             -               -         $ 403,000
                                                                                                     =======


   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization. Zeta Corporation (the Company) was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of $0.10 par value preferred stock, which may be divided into series with the rights and preferences of the preferred stock to be determined by the Board of Directors. On August 10, 2001, Articles of Amendment to the Articles of Incorporation were filed in the State of Florida to increase the authorized capital stock of the Company to 300,000,000 shares of $0.001 par value common stock.

Capital Formation. On October 21, 1997, the Company issued 3,000,000 shares of common stock for services rendered at $0.001 per share, or $3,000.

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

On July 12, 2001, at the Company's annual general shareholder meeting, the Company authorized the common stock shares to be increased to 300,000,000 with the par value remaining the same and the Company also approved a four to one forward split of the Company's common stock.

On July 12, 2001, the Company converted $134,000 of debt to equity by issuing 8,933,332 (2,233,333 pre-forward split) shares of common stock at $0.06 per share.

Nature of Operations. The Company has developed a website, http://www.newcompanycapital.com/, that serves as an online community for entrepreneurs and start-up companies seeking capital, and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the website will not consist of offering material, nor will the Company offer or sell securities.

Summary of Significant Accounting Policies

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

                                ZETA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Concentration of Credit Risk
----------------------------

The Company maintains U.S. Dollar cash balances in Canadian banks, that are not insured.

Fixed Assets and Depreciation
-----------------------------

Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives for financial statement purposes and on accelerated methods for tax purposes.

Start-up Costs
--------------

The Company accounts for start-up costs in accordance with Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

For the years ended December 31, 2001 and 2000, costs of start-up activities charged to operations were $160,239 and $77,608, respectively. During 2000, the Company charged off $3,000 of organization costs. The transaction did not have a material effect on the financial statements.

For income tax purposes, the Company has elected to treat these costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business. See Note 5 for income tax effect.

Use of Estimates
----------------

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

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

                                ZETA CORPORATION
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           December 31, 2001 and 2000

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

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                                ZETA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - FIXED ASSETS

Fixed assets consists of computer equipment purchased for $3,470. Depreciation expense charged to operations for 2001 and 2000 was $1,156 and $578, respectively. Net book value is $1,736 and $2,892 at December 31, 2001 and 2000, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company charged $144,000 and $62,000, respectively to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Included in accounts payable at December 31, 2001 and 2000 is a payable of $60,000 and $50,000, respectively for these fees. During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 2001 and $84,000 represented partial 2001 management fees.

                                ZETA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is primarily a result of start-up expenses, which are capitalized for income tax purposes. Applying a federal statutory rate of 34% to the pretax loss results in a deferred tax benefit with a full valuation allowance recorded against the benefit as follows at December 31:

Deferred Taxes                            2001                      2000
--------------                            ----                      ----
NOL Carryforwards                         $            171          $          171
Start-up Costs                                     282,324                  227,843
Organization Costs                                   1,020                    1,020
                                                 ---------               ----------
Total                                              283,515                  229,034
Valuation Allowance                               (283,515)                (229,034)
                                                  --------                  -------
Net Deferred Tax Assets                   $              0          $             0
                                              ============              ===========

The valuation account increased by $54,000 and $26,000, respectively for the periods indicated above. The Company has available net operating loss carryforwards of approximately $500 for tax purposes to offset future taxable income which expire principally in the year 2017. Additionally, the estimated effect of the charge-off of start-up expenses in 2002 is a reduction in estimated income taxes of approximately $56,000, assuming normal operations have commenced.

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

                                ZETA CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 7 - STOCK OPTION PLAN

On July 12, 2001, the Company approved the 2001 Stock Option Plan with 10,000,000 shares reserved for issuance thereunder. No shares have been granted as of the date of issuance of these financial statements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Clancy and Co., P.L.L.C. are the Company's independent public accountants since inception. There have no disagreements with Clancy and Co., P.L.L.C.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

HARMEL S. RAYAT, (Age 40). President, Director and Chief Executive Officer. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies, Inc and Innotech Corporation. Mr. Rayat has served as a Director of the Company since December 15th, 1998.

HARVINDER DHALIWAL, (Age 40) Director, Secretary Treasurer. Mr Dhaliwal is the President and CEO of Sight & Sound Ltd., a retail audio video concern since 1985. Mr. Dhaliwal is also a Director of MedCare Technologies, Inc. He has been a Director of the Company and its Secretary and Treasurer since April 6, 1999.

JEET SIDHU, (Age 29) Director. In 1995, Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance. Between October 1995 and January 1996, Mr. Sidhu worked as a teller for Canada Trust. He then worked for Vancouver City Savings Union from January 1996 to September 2000 as a Financial Advisor, specializing in Wealth Management. Since October 2000, Mr. Sidhu has worked as a senior media planner at EquityAlert.com, Inc. He has been a Director of the Company and its Secretary and Treasurer since January 15th, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 the Section 16(a) filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2001, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2001 that exceeded $100,000.

Summary Compensation Table
                                                                               Securities
                                                                               Underlying
Name and                                                                       Options       All Other
Principal Position                    Year    Salary    Bonus      Other       Granted       Compensation
------------------                    ----    ------    -----      -----       -------       ------------
Harmel S. Rayat*                      2001    $134,000      $0     $4,520               0            $0
Chairman, Director                    2000     $12,000      $0         $0               0            $0
                                      1999          $0      $0         $0               0            $0

Harvinder Dhaliwal                    2001          $0      $0         $0               0            $0
Secretary, Treasurer, Director        2000          $0      $0         $0               0            $0
                                      1999          $0      $0         $0               0            $0

Jeet Sidhu                           2001           $0      $0         $0               0            $0
Director                             2000           $0      $0         $0               0            $0
                                     1999           $0      $0         $0               0            $0


*During 2001 and 2000, the Company charged $144,000 and $62,000, respectively to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Of the $62,000 accrued in 2000, $12,000 was paid in 2000. During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 2001 and $84,000 represented partial 2001 management fees.

Stock Option Grants in 2001

Shown below is further information regarding employee stock options awarded during 2001 to the named officers and directors:

                           Number of     % of Total
                           Securities    Options
                           Underlying    Granted to     Exercise    Expiration
Name                       Options       Employees      Price       Date
----                       -------       ---------      -----       ----
None

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                     Number of Shares
Person or Group                                      of Common Stock                  Percent
---------------                                      ---------------                  -------
Harmel S. Rayat (1)                                     40,733,332                      81.2%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal                                               0                     0.0%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Jeet Sidhu                                                        0                       0.0%
216-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers                        40,733,332                      81.2%
as a group (3 persons)


(1) Includes 1,900,000 shares and 1,900,000 share purchase warrants held by Tajinder Chohan, Mr. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.


PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB.

No reports on Form 8-K were filed during the Company's fourth fiscal quarter.


                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th of March, 2002.

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



Signature                 Title                                Date
---------                 -----                                ----

/s/ Jeet Sidhu             Director                            March 15, 2002
-------------------        -----------                         -----------------
Jeet Sidhu

/s/ Harvinder Dhaliwal     Director, Secretary, Treasurer     March 15, 2002
-------------------        --------------------------------   ------------------
Harvinder Dhaliwal