Form 10QSB
period 2002-03-31
ZETA CORP /CA
filed 2002-05-08
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended March 31, 2002

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

Suite 216 - 1628 West 1St Avenue, Vancouver, BC                   V6J 1G1
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of April 15, 2002, there were 50,133,332 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

                                ZETA CORPORATION
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet.................................................................  3

Statements of Operations......................................................  4

Statements of Stockholders' Equity............................................  5
Statements of Cash Flows......................................................  6

Notes to Interim Financial Statements.........................................  7

Item 2.  Management's Discussion and Analysis.................................  11

PART II   OTHER INFORMATION

Item 1. Legal Proceedings.....................................................  13

Item 2. Changes in Securities.................................................  13

Item 3. Defaults Upon Senior Securities.......................................  13

Item 4. Submission of Matters to a Vote of Security Holders...................  13

Item 5. Other Information.....................................................  13

Item 6. Exhibits and Reports on Form 8-K......................................  13

       Signatures.............................................................  14


ITEM 1. Financial Statements

                                ZETA CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

ASSETS
                                                                                March 31, 2002
                                                                                --------------
Current Assets
   Cash                                                                           $    126,785

Fixed Assets, Net                                                                        1,447
                                                                                         -----
Total Assets                                                                      $    128,232
                                                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                               $     96,060

Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized
         Shares, 1,000,000 shares; Issued                                                 None
         and Outstanding, None
   Common Stock: $0.001 Par Value; Authorized Shares,
         300,000,000; Issued and Outstanding, 50,133,332 Shares                         50,133
   Additional Paid In Capital                                                          861,867
   Loss Accumulated During the Development Stage                                      (879,828)
                                                                                      ---------
Total Stockholders' Equity                                                              32,172
                                                                                        ------

Total Liabilities and Stockholders' Equity                                        $    128,232
                                                                                       =======

   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001,
             AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2002
                                   (Unaudited)

                                                           For the
                                                           Three Months         For the              From Inception
                                                           Ended                Three Months Ended  (October 21, 1997) to
                                                           March 31, 2002       March 31, 2001       March 31, 2002
                                                           --------------       --------------       --------------
Revenues                                                         $        0           $       0           $         0

Expenses
   General and Administrative                                        46,398              39,180               907,877

Other Income
   Interest Income                                                      533               2,063                28,049
                                                                        ---               -----                ------

Net Loss Available to Common Stockholders                      $    (45,865)       $    (37,117)        $    (879,828)
                                                                    ========            ========             =========

Basic and Diluted Loss Per Common Share                        $     (0.001)        $    (0.001)         $      (0.03)
                                                                      ======              ======                 =====

Weighted Average Common Shares Outstanding                       50,133,332          41,200,000            34,152,827
                                                                 ===========         ===========           ==========


   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) to MARCH 31, 2002


                                                                                                    Loss Acumulated
                                                                                    Additional      During the
                                       Preferred       Common          Stock         Paid In        Development
                                         Stock         Shares         Amount         Capital        Stage             Total
                                         -----         ------         ------         -------        -----             -----
Common stock issued for services
    rendered at $0.001 per share,
    October 21, 1997                       -           12,000,000       $  12,000     $  (9,000)                 -     $  3,000
Common stock issued for cash at
    $0.25 per share during 1997
                                           -            1,200,000           1,200         73,800                 -       75,000
Income from inception (October 21,
    1997) to December 31, 1997
                                                                  -
                                           -                                    -              -                42           42
                                           -       ------------------------     - ----------   -                -- -------   --
                                                                -
Balance, December 31, 1997                 -           13,200,000          13,200         64,800                42       78,042
Common stock issued for services
    rendered at $0.10 per share,
    December 15, 1998
                                           -           16,000,000          16,000        384,000                 -      400,000
Loss, year ended December 31, 1998
                                           -                                    -              -         (471,988)    (471,988)
                                           -       ------------------------     - ------------ -         ---------    ---------
                                                                -
Balance, December 31, 1998                 -           29,200,000          29,200        448,800         (471,946)        6,054
Common stock issued for cash at
    $0.10 per share, March 1999            -
                                                       12,000,000          12,000        288,000                 -      300,000
Loss, year ended December 31, 1999
                                           -                                    -              -         (121,045)    (121,045)
                                           -       -------------------------    - ------------ -         ---------    ---------
                                                                -
Balance, December 31, 1999                 -           41,200,000          41,200        736,800         (592,991)      185,009
Loss, year ended December 31, 2000
                                           -                                    -              -          (80,608)     (80,608)
                                           -       ------------------------     - --------------          --------     --------
                                                                -
Balance, December 31, 2000                 -           41,200,000          41,200        736,800         (673,599)      104,401
Conversion of debt to equity at
    $0.06 per share, July 13, 2001
                                           -            8,933,332           8,933        125,067                 -      134,000
Loss, year ended December 31, 2001
                                           -                                    -              -         (160,364)    (160,364)
                                           -       ------------------------     - -----------  -         ---------    ---------
                                                                -
Balance, December 31, 2001                 -           50,133,332          50,133        861,867         (833,963)       78,037
Net loss, three months ended March
    31, 2002                               -                                    -              -          (45,865)     (45,865)
                                                   -----------------------      - ------------ -          --------     --------
                                                                -
Balance, March 31, 2002                    -           50,133,332       $  50,133     $  861,867      $  (879,828)     $ 32,172
                                                       ==========          ======       ========        ==========       ======

   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND
       FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2002
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                         (October 21,
                                                                 Three Months         Three Months Ended  1997) to
                                                                 Ended                March 31,           March 31,
                                                                 March 31, 2002       2001                2002
                                                                 --------------       ----                ----
Cash Flows From Operating Activities
   Net Loss                                                          $  (45,865)       $    (37,118)      $  (879,828)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
     Common Stock Issued For Services                                                                          403,000
      Depreciation
                                                                             289                 289             2,023
   Changes in Assets and Liabilities
       Increase (Decrease) in Accounts Payable                            35,630             36,050            230,060
                                                                -------------------------------------------------------
   Total Adjustments                                                      35,919              36,339           635,083
                                                                -------------------------------------------------------
Net Cash Used In Operating Activities                                    (9,946)               (779)         (244,745)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                                          (3,470)
                                                                -------------------------------------------------------
Net Cash Flows Used In Investing Activities                                    0                   0           (3,470)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                                                       375,000
                                                                -------------------------------------------------------
Net Cash Provided By Financing Activities                                      0                   0           375,000
                                                                -------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                         (9,946)               (779)           126,785
Cash and Cash Equivalents, Beginning of Period                           136,731             151,564                 0
                                                                -------------------------------------------------------
Cash and Cash Equivalents, End of Period                             $   126,785        $    150,785       $   126,785
                                                                         =======             =======           =======

Supplemental Information
Cash paid for:
      Interest and Income Taxes                                  $                   $             0  $              0
                                                                    ============          ==========      ============
                                                                               0
Noncash investing and financing activities:
      Conversion of debt to equity                               $                 $               0       $   134,000
                                                                    ============       =============           -------
                                                                               0
      Common Stock Issued For Services                           $                 $               0       $   403,000
                                                                    ============       =============           =======


   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

Fixed Assets and Depreciation
-----------------------------

Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives for financial statement purposes and on accelerated methods for tax purposes.

Start-up Costs
--------------

The Company accounts for start-up costs in accordance with Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. For income tax purposes, the Company has elected to treat these costs as deferred expenses and amortize them over a period of sixty months beginning in the first month the Company is actively in business.

Use of Estimates
----------------

Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

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

Earning Per Share
-----------------

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator). All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure
-----------------

The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Foreign Currency Translation
----------------------------

The Company maintains both a U.S Dollar and a Canadian Dollar bank account at a financial institution in Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, which is the U.S. Dollar, are included in the results of operations as incurred. Stock-Based Compensation The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to continue its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123, effective January 1, 1998.

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

The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. Management's plans include continuing to develop its website, www.newcompanycapital.com, and eventually derive revenues by charging a listing fee for executive summaries posted on the site of entrepreneurs and start-up companies seeking to raise capital. It is the Company's belief that it will continue to incur losses for at least the next 12 months and management believes the Company has sufficient cash to satisfy its operations for at least the next twelve months. However, additional funding may be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will be on acceptable terms. The Company's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - FIXED ASSETS

Fixed assets consists of computer equipment purchased for $3,470. Depreciation expense charged to operations for the three months ended March 31, 2002 and 2001 was $289.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 and 2001, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Included in accounts payable at March 31, 2002 is a payable of $96,000 for these fees. During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 2001 and $84,000 represented partial 2001 management fees.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the period from inception to March 31, 2002 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset. The income tax effect of temporary differences comprising deferred tax assets is primarily a result of start-up expenses, which are capitalized for income tax purposes, for which the Company has recorded a full valuation allowance.

NOTE 6 - WARRANTS

On  March  22,  1999,  the  Company  executed  a 504D  Registration  authorizing
3,000,000 shares of common stock at $0.10 per share with a warrant exercisable into common shares at $0.10 per share expiring on March 22, 2003, to provide additional working capital. The warrants were not valued because the exercise price equaled or exceeded the fair market value on the date of issuance. All of the warrants remain outstanding.

NOTE 7 - STOCK OPTION PLAN

On July 12, 2001, the Company approved the 2001 Stock Option Plan with 10,000,000 shares reserved for issuance thereunder. No shares have been granted under the plan.

NOTE 8 - SUBSEQUENT EVENTS

On April 23, 2002, the Board of Directors authorized the issuance of 10,000 restricted common shares for services rendered and valued at $600. These shares were issued to Mr. Dave Gamache, a former Director of the Company.

On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. The debt was for a total of $108,000 due for management fees.

ITEM 2. Management's discussion and analysis of financial condition and results of operations

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its client base and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview
--------

The Company has developed a website (www.newcompanycapital.com) to serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to charge a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website serves strictly as a conduit or meeting place. The Company does not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company is not involved in any other aspect of the client company's business, nor in the decision making process of the investor.

Results of Operations
---------------------

Revenues. The Company has generated zero revenues since inception and the Company does not rely on revenues for funding.

General and Administrative Expenses. During the three month period ended March 31, 2002 and 2001, the Company incurred $46,398 and $39,180, respectively, in general and administrative expenses. This increase of $7,218, or 18%, is primarily a result of increased expenses related to the ongoing development of the Company's website.

Interest Income. Interest income was $533 and $2,063 for the three month period ended March 31, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2002, the Company's accumulated deficit was $879,828 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended March 31, 2002 and 2001, the Company recorded a net loss of $45,865 or $0.001 per share, and $37,117 or $0.001 per share, respectively.

Liquidity and Capital Resources
-------------------------------

As at March 31, 2002, the Company had a cash balance of $126,785, compared to $136,731at December 31, 2001. The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Plan of Operations
------------------

For the next twelve months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations. The Company plans to continue developing its website and eventually charge companies and entrepreneurs listing fees to posting executive summaries for review by potential investors and funders. The Company does not expect to purchase any significant equipment, hire any additional employees, or incur significant research and development expenses.

The Company's principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid.

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

Related Party Transactions
--------------------------

During the three month periods ended March 31, 2002 and 2001, the Company charged $36,000 to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Included in accounts payable at March 31, 2002 is a payable of $96,000 for these fees.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial

PART II - Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On January 16, 2002, the Company filed an 8-K announcing the resignation of Mr. Lance Dusanj as a Director of the Company, effective January 15, 2002. Replacing Mr. Dusanj in the capacity of Director is Mr. Jeet Sidhu. In 1995, Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance. Between October 1995 and January 1996, Mr. Sidhu worked as a teller for Canada Trust. He then worked for Vancouver City Savings Union from January 1996 to September 2000 as a Financial Advisor, specializing in Wealth Management. Since October 2000, Mr. Sidhu has worked as a senior media planner at EquityAlert.com, Inc.

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

                                                                ZETA CORPORATION

                                                             /s/ Harmel S. Rayat
                                                           ---------------------
                                                                 Harmel S. Rayat
                                                               CEO and President


                                                                  /s/ Jeet Sidhu
                                                               -----------------
                                                                      Jeet Sidhu
                                                                        Director


                                                          /s/ Harvinder Dhaliwal
                                                    ----------------------------
                                                              Harvinder Dhaliwal
                                                 Director, Secretary & Treasurer



Dated: May 3, 2002