Form 10QSB
period 2002-06-30
ZETA CORP /CA
filed 2002-08-12
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of July 22, 2002, there were 52,303,332 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                ZETA CORPORATION
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet                                                   3

Statements of Operations                                        4

Statements of Stockholders' Equity                              5

Statements of Cash Flows                                        6

Notes to Interim Financial Statements                           7


Item 2.  Management's Discussion and Analysis                   11


PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                       13

Item 2. Changes in Securities                                   13

Item 3. Defaults Upon Senior Securities                         13

Item 4. Submission of Matters to a Vote of Security Holders     13

Item 5. Other Information                                       13

Item 6. Exhibits and Reports on Form 8-K                        13

Signatures                                                      14

ITEM 1. Financial Statements

                                ZETA CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


ASSETS                                                                           2002                     2001
------                                                                           ----                     ----
Current Assets
   Cash                                                                          $125,444                 $136,731
   Prepaid Expenses                                                                     0                        0
Total Current Assets                                                             $125,444                 $136,731

Fixed Assets
   Computer Equipment-Net                                                           1,159                    1,736

Total  Assets                                                                    $126,603                 $138,467
                                                                                 ========                 ========

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Payable                                          $ 24,120                 $ 60,430
                                                                                 ---------                --------
Stockholders' Equity
   Preferred Stock: $0.10 Par Value; Authorized
Shares, 1,000,000 shares; Issued and Outstanding, None                               None                     None

   Common Stock: $0.001 Par Value; Authorized Shares,
300,000,000; Issued and Outstanding, 52,303,332                                  $  52,303                 $ 50,133
   Additional Paid In Capital                                                      968,297                  861,867
   Loss Accumulated During the Development Stage                                  (918,117)                (833,963)
Total Stockholders' Equity                                                       $ 102,483                 $ 78,037
                                                                                 ---------                 --------
Total Liabilities and Stockholders' Equity                                       $ 126,603                 $138,467
                                                                                 =========                 ========


   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001,
             AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2002
                                   (Unaudited)

                                                                                                                    From Inception
                                                                                                                    From Inception
                                            For The Three     For The Three   For The Six Months     For The Six      (October 21,
                                         Months Ended June     Months Ended    Months Ended          Months Ended       1997) to
                                              30, 2002        June 30, 2001    June 30, 2002        June 30, 2001     June 30, 2002
                                              --------        -------------    -------------        -------------     -------------
Revenues                                      $      0        $           0    $           0        $           0     $           0

Expenses
   General and Administrative                   38,807               42,315           85,205               81,494           946,685

Other Income
   Interest Income                                 519                1,570            1,052                3,632            28,568
                                              --------        -------------    -------------        -------------     -------------
Net loss available to common
stockholders                                  $ (38,288)      $     (40,745)   $    (84,153)        $     (77,862)    $    (918,117)
                                              ==========      ==============   =============        ==============    ==============

Basic loss per common share                   $ ( 0.001)      $     ( 0.001)   $    ( 0.002)        $     ( 0.002)    $     ( 0.018)
                                              ==========      ==============   =============        ==============    ==============
Basic weighted average common shares
outstanding                                   52,303,332          41,200,000      52,303,332            41,200,000        52,303,332
                                              ===========     ==============   =============        ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2002

                                                                                                 Loss Accumulated
                                                                                    Additional      During the
                                       Preferred       Common          Stock         Paid In       Development
                                         Stock         Shares         Amount         Capital         Stage            Total
                                         -----         ------         ------         -------         -----            -----
Common stock issued for services
    rendered at $0.001 per share,
    October 21, 1997                       -        12,000,000        $  12,000      $  (9,000)               -      $  3,000
Common stock issued for cash at
    $0.25 per share during 1997            -         1,200,000            1,200         73,800                -        75,000
Income from inception (October 21,
    1997) to December 31, 1997             -                 -                -              -               42            42
                                                    ----------        ---------     ----------      -----------      --------
Balance, December 31, 1997                 -        13,200,000           13,200         64,800               42        78,042
Common stock issued for services
    rendered at $0.10 per share,
    December 15, 1998                      -        16,000,000           16,000        384,000                -       400,000
Loss, year ended December 31, 1998
                                           -                 -                -              -         (471,988)     (471,988)
                                                    -----------       ---------      ---------        ---------     ---------
Balance, December 31, 1998                 -         29,200,000          29,200        448,800         (471,946)        6,054
Common stock issued for cash at
    $0.10 per share, March 1999            -         12,000,000          12,000        288,000                -       300,000
Loss, year ended December 31, 1999
                                           -                  -               -              -         (121,045)     (121,045)
                                                    -----------          ------      ---------      ------------     ---------
Balance, December 31, 1999                 -         41,200,000          41,200        736,800         (592,991)      185,009
Loss, year ended December 31, 2000         -                  -               -              -          (80,608)      (80,608)

Balance, December 31, 2000                 -         41,200,000          41,200        736,800         (673,599)      104,401
Conversion of debt to equity at
    $0.06 per share, July 13, 2001         -          8,933,332           8,933        125,067                 -      134,000
Loss, year ended December 31, 2001         -                  -               -              -         (160,364)     (160,364)
                                                    -----------          -------     ---------         ---------     ---------
Balance, December 31, 2001                 -         50,133,332          50,133        861,867         (833,963)       78,037
Conversion of debt to equity at
    $0.06 per share, April 23, 2002        -             10,000              10            590                            600
Conversion of debt to equity at
    $0.05 per share, April 26, 2001                   2,160,000           2,160        105,840                        108,000
Net loss, six months ended June 30,
    2002                                   -                  -               -              -          (84,153)      (84,153)
                                                    -----------          -------     ---------          --------      --------
Balance, June 30, 2002                     -         52,303,332       $  52,303      $  968,297     $  (918,117)     $ 102,483
                                                     ==========          ======        ========       ==========       =======



   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
        FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2002
                                   (Unaudited)

                                                                                                               From Inception
                                                                     Six Months Ended     Six Months Ended   (October 21, 1997)
                                                                       June 30, 2002       June 30, 2001      to June 30, 2002
Cash Flows From Operating Activities
   Net Loss                                                            $  (84,153)          $  (77,862)       $  (918,117)
   Depreciation                                                               577                  577              2,311
   Common Stock Issued For Services                                       108,600                                 511,600
   Adjustments to Reconcile Net Loss to Net Cash Used
     By Operating Activities
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                                                           0
      (Increase) Decrease in Organization Costs                                                                         0
       Increase (Decrease) in Accounts Payable                            (36,310)              72,100            158,120
   Total Adjustments                                                       72,867               72,677            672,031
Net Cash Used By Operating Activities                                     (11,287)              (5,185)         ( 246,086)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                                              (3,470)
Net Cash Flows From Investing Activities                                        0                    0             (3,470)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                                                          375,000
Net Cash Provided By Financing Activities                                       0                    0            375,000

Increase (Decrease) in Cash and Cash Equivalents                          (11,287)              (5,185)           125,444
Cash and Cash Equivalents, Beginning of Year                              136,731              151,564                  0
Cash and Cash Equivalents, End of Year                                 $  125,444          $   146,379         $  125,444
                                                                       ==========          ===========         ==========


Supplemental Information                                             Six Months Ended     Six Months Ended   (October 21, 1997)
                                                                     June 30, 2002        June 30, 2001      to June 30, 2002
   Cash Paid For:
      Interest                                                         $        0          $         0        $        0
      Income Taxes                                                     $        0          $         0        $        0

   Noncash Investing and Financing Activities:
      Common Stock Issued For Services                                 $  108,600          $         0        $  511,600




   The accompanying notes are an integral part of these financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

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

On April 23, 2002, the Company converted $600 of debt to equity by issuing 10,000 (2,500 pre-forward split) shares of common stock at $0.06 per share.

On April 26, 2002, the Company converted $108,000 of debt to equity by issuing 2,160,000 (540,000 pre-forward split) shares of common stock at $0.05 per share.

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

NOTE 2 - GOING CONCERN
----------------------

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

NOTE 3 - FIXED ASSETS
---------------------

Fixed assets consists of computer equipment purchased for $3,470. Depreciation expense charged to operations for the six months ended June 30, 2002 and 2001 was $577.

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the six months ended June 30, 2002 and 2001, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. The debt was for a total of $108,000 due for management fees. As at June 30, 2002, the Company owed $24,000 for outstanding management fees, which were included in accounts payable.

On July 25, 2002, the Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 - INCOME TAXES
---------------------

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

NOTE 6 - WARRANTS
-----------------

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

NOTE 7 - STOCK OPTION PLAN
--------------------------

On July 12, 2001, the Company approved the 2001 Stock Option Plan with 10,000,000 shares reserved for issuance thereunder. No shares have been granted under the plan.

ITEM 2. Management's discussion and analysis of financial condition and results of operations
--------------------------------------------------------------------------------

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

General and Administrative Expenses. During the three month period ended June 30, 2002 and 2001, the Company incurred $38,807 and $42,315 in general and administrative expenses, respectively. This decrease of $3,508, or 8.3%, is primarily a result of decreased expenses related to the Company's business. For the six month period ended June 30, 2002 and 2001, the Company incurred $85,205 and $81,494 in general and administrative expenses, respectively. This decrease of $3,711 or 4.6%, is primarily a result of decreased operational expenses.

Interest Income. Interest income was $1,052 and $3,632 for the six month period ended June 30, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2002, the Company's accumulated deficit was $918,117 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended June 30, 2002 and 2001, the Company recorded a net loss of $38,288, and $40,745, respectively. For the six month period ended June 30, 2002 and 2001, the Company recorded a net loss of $84,153 and $77,862, respectively.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2002, the Company had a cash balance of $125,444, compared to $136,731at December 31, 2001. The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Plan of Operations
------------------

For the next twelve months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations. The Company plans to continue developing and marketing its website and eventually charge companies and entrepreneurs listing fees to posting executive summaries for review by potential investors and funders. The Company does not expect to purchase any significant equipment, hire any additional employees, or incur significant research and development expenses.

The Company's principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid. No agreement is in place to do this and it is done at the discretion of Mr. Rayat.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions
--------------------------

During the six months ended June 30, 2002 and 2001, the Company charged $72,000 to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. The debt was for a total of $108,000 due for management fees. As at June 30, 2002, the Company owed $24,000 for outstanding management fees, which were included in accounts payable.

On July 25, 2002, the Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.

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

None

Item 3.    Defaults Upon Senior
Securities

None

Item 4.   Submission of Matters to a
Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on
Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

On July 30, 2002, the Company filed an 8-K announcing that on July 25, 2002, the Board of Directors had agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.

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

ZETA CORPORATION


/s/ Harmel S. Rayat
---------------------
Harmel S. Rayat
CEO and President



/s/ Jeet Sidhu
-----------------
Jeet Sidhu
Director



/s/ Harvinder Dhaliwal
----------------------------
Harvinder Dhaliwal
Director, Secretary & Treasurer



Dated: July 31, 2002

     I am the Chief Executive Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all requirements of
Section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                           -------------------
                                                         Chief Executive Officer


     I am the Chief financial Officer of the Company and by signing the above Form 10-QSB, I certify that the report fully complies with all requirements of
Section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                                          -------------------
                                                         Chief Financial Officer