Form 10QSB
period 2002-10-31
ZETA CORP /CA
filed 2002-11-04
CIK 1054274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------
               SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended September 30, 2002

  _________    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Suite 216 - 1628 West 1St Avenue, Vancouver, BC       V6J 1G1
---------------------------------------------------------------------
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of October 18, 2002, there were 54,693,332 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                                ZETA CORPORATION
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002


INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet........................................................   3

Statements of Operations.............................................   4

Statements of Stockholders' Equity...................................   5

Statements of Cash Flows.............................................   6

Notes to Interim Financial Statements................................   7


Item 2.  Management's Discussion and Analysis........................   8


Item 3.  Controls and Procedures.....................................   10


PART II   OTHER INFORMATION

Item 1. Legal Proceedings............................................   10

Item 2. Changes in Securities........................................   10

Item 3. Defaults Upon Senior Securities..............................   10

Item 4. Submission of Matters to a Vote of Security Holders..........   10

Item 5. Other Information............................................   11

Item 6. Exhibits and Reports on Form 8-K.............................   11

            Signatures...............................................   11

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                ZETA CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                         SEPTEMBER 30, 2002 (Unaudited)


ASSETS
------

Current Assets
  Cash                                            $ 122,394
                                                  ----------
Total Current Assets                                122,394

Fixed Assets, net                                       871
                                                  ----------

Total Assets                                      $ 123,265
                                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses           $  60,225

Stockholders' Equity
  Preferred Stock: $0.10 Par Value;
  Authorized Shares, 1,000,000                        None
  shares; Issued and Outstanding, None
 Common Stock: $0.001 Par Value; Authorized
 Shares,300,000,000; Issued and Outstanding,
 54,693,332                                         54,693
   Additional Paid In Capital                    1,085,407
   Loss Accumulated During the Development Stage (1,077,060)
                                                 -----------
Total Stockholders' Equity                          63,040
                                                 -----------

Total Liabilities and Stockholders' Equity       $ 123,265
                                                 ===========

                  See condensed notes to financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001,
           AND FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                              From Inception
                                For The Three      For The Three       For The Nine        For The Nine       (October 21,
                                Months Ended       Months Ended        Months Ended        Months Ended         1997) to
                                Sept. 30, 2002     Sept. 30, 2001      Sept. 30, 2002      Sept. 30, 2001     Sept. 30, 2002
Revenues                        -                  -                   -                   -                  -

Expenses
   General and Administrative   159,458            46,690              244,663             128,184            1,106,143

Other Income
   Interest Income                  515             1,227                1,567               4,859               29,083
                                ----------------------------------------------------------------------------------------------

Net loss available to common
stockholders                    $(158,943)         $(45,463)           $(243,096)          $(123,325)         $(1,077,060)
                                ==============================================================================================

Basic loss per common share     $ ( 0.003)         $( 0.001)           $( 0.005)           $ ( 0.003)         $ ( 0.029)
                                ==============================================================================================

Basic weighted average common
shares outstanding              51,457,801         43,817,826          51,972,087          43,817,826         37,452,947
                                ======================================= =================== =====================================

                                  See condensed notes to financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
     FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                                    From Inception
                                                                          Nine Months          Nine Months          (October 21,
                                                                             Ended                Ended               1997) to
                                                                         September 30,        September 30,         September 30,
                                                                              2002                 2001                 2002
                                                                              ----                 ----                -----
Cash Flows From Operating Activities
   Net Loss                                                              $(243,096)           $(123,325)           $(1,077,060))
   Depreciation                                                                865                  867                  2,599
   Common Stock Issued For Services                                        120,100                    -                523,100
   Common Stock Issued For Conversion of Accounts Payable                  108,000              134,000                242,000
   Adjustments to Reconcile Net Loss to Net Cash Used

   By Operating Activities
   Changes in Assets and Liabilities
       Increase (Decrease) in Accounts Payable                                (206)             (25,796)                60,225
                                                                      -------------------- -------------------- --------------------
   Total Adjustments                                                       228,759              109,071                827,924
                                                                      -------------------- -------------------- --------------------
Net Cash Used By Operating Activities                                      (14,337)             (14,254)              (249,136)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                            -                    -                 (3,470)
                                                                      -------------------- -------------------- --------------------
Net Cash Flows From Investing Activities                                         -                    -                 (3,470)

Cash Flows From Financing Activities
   Proceed From Issuance of Common Stock                                         -                    -                 375,000
                                                                      -------------------- -------------------- --------------------
Net Cash Provided By Financing Activities                                        -                    -                 375,000

Increase (Decrease) in Cash and Cash Equivalents                           (14,337)             (14,254)                122,394
Cash and Cash Equivalents, Beginning of Year                               136,731              151,564                       0
                                                                      -------------------- -------------------- --------------------
Cash and Cash Equivalents, End of Year                                  $  122,394            $ 137,310               $ 122,394
                                                                      ==================== ==================== ====================

Supplemental Information
   Cash Paid For:
      Interest                                                                   -                   -                       -
      Income Taxes                                                               -                   -                       -

   Noncash Investing and Financing Activities:
      Conversion of accounts payable to equity                          $  108,000           $ 134,000                $ 242,000
                                                                      ==================== ==================== ====================
      Common Stock Issued For Services                                  $  120,100                   -                $ 523,100

                                                                      ==================== ==================== ====================

                                  See condensed notes to financial statements.

                                ZETA CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

NOTE 2.  EARNINGS (LOSS) PER SHARE

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

The computation of basic loss per share is as follows:

                                                                                                       Inception
                                           Three        Three           Nine            Nine            (October)
                                           months       months          months          months          21, 1997)
                                           ended        ended           ended           ended               to
                                         September      September       September       September       September
                                          30, 2002      30,2001         30, 2002        30, 2001        30, 2002
                                      ---------------- ---------------- ------------   ------------     ------------
Numerator-net loss available
to common stockholders                $ (158,943)       $(45,463)       $ (243,096)    $(123,325)       $(1,077,060)
                                      ---------------- ---------------- ------------   ------------     ------------
Denominator-weighted
average number of common
shares outstanding                    51,457,801        43,817,826      51,972,087      43,817,826       37,452,947
                                      ---------------- ---------------- ------------   ------------     ------------
Basic and diluted loss per
common share                          $   (0.003)       $ (0.001)       $  (0.005)     $  (0.003)       $  (0.029)
                                      ---------------- ---------------- ------------   ------------     ------------


NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 and 2001, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. The debt was for a total of $108,000 due for management fees. As at September 30, 2002, the Company owed $60,000 for outstanding management fees, which is included in accounts payable.

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

NOTE 5 - PRIOR INTERIM INFORMATION

The Company's calculation of weighted shares outstanding as filed on Form 10-QSB for the quarterly period ended June 30, 2002 was incorrect. Weighted shares outstanding for the three and six months period ended June 30, 2002 should have been 51,700,888 and 50,912,780, respectively, and 36,561,378 for the period from inception (October 21, 1997) to June 30, 2002. Loss per share amounts did not change for the three and six months ended June 30, 2002. Loss per share for the period from inception (October 21, 1997) to June 30, 2002 changed to $(0.025) versus $(0.018) as reported. The effect is immaterial to the financial statements and quarterly report as a whole.

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

Overview

The Company has developed a website (www.newcompanycapital.com) to serve as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest. The Company plans to derive revenues by charging a listing fee to entrepreneurs and start-up companies seeking to raise capital by posting their executive summaries in a password protected section of the website. Accredited investors seeking greater detail before investing will be charged a viewing fee to access business plans. The information posted on the web site will not consist of offering material nor will the Company offer or sell securities. The Company's website serves strictly as a conduit or meeting place. The Company does not collect commissions or any other fees, other than a listing fee from the client company or entrepreneur seeking capital and a viewing fee from the investor. The Company is not involved in any other aspect of the client company's business, nor in the decision making process of the investor.

Results of Operations

Revenues. The Company has generated zero revenues since inception and the Company does not rely on revenues for funding.

General and Administrative Expenses. During the three-month period ended September 30, 2002 and 2001, the Company incurred $159,458 and $46,690 in general and administrative expenses, respectively. This increase of $112,768, or 242%, is primarily a result of increased expenses related to investor relations services being provided by EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation. For the nine-month period ended September 30, 2002 and 2001, the Company incurred $244,663 and $128,184 in general and administrative expenses, respectively. This increase of $116,479 or 91%, is primarily a result of increased operational expenses and costs related to investor relations services.

Interest Income. Interest income was $1,567 and $4,859 for the nine-month period ended September 30, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2002, the Company's accumulated deficit was $1,077,060 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three-month period ended September 30, 2002 and 2001, the Company recorded a net loss of $158,943 and $45,463, respectively. For the nine-month period ended September 30, 2002 and 2001, the Company recorded a net loss of $243,096 and $123,325, respectively, an increase of $119,771 or 97%.

Liquidity and Capital Resources

As at September 30, 2002, the Company had a cash balance of $122,394, compared to $136,731at December 31, 2001. The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

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

The Company's principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $12,000 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid. No agreement is in place to do this and it is done at the discretion of Mr. Rayat and upon approval by the board of directors.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel, and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

During the nine-month period ended September 30, 2002 and 2001, the Company charged $108,000 to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company. The debt was for a total of $108,000 due for management fees. As at September 30, 2002, the Company owed $60,000 for outstanding management fees, which is included in accounts payable.

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

ITEM 3. Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On August 12, 2002, at the Company's annual general shareholder meeting, the shareholders approved the following: (1) the Company appointed to the Board of Directors Harmel S. Rayat, Jeet Sidhu, and Harvinder Dhaliwal; (2) the Company appointed Harmel S. Rayat as President and Harvinder Dhaliwal as Secretary and Treasurer and (3) the Company appointed Clancy and Co., P.L.L.C. as the Company's independent auditors for the fiscal year ending December 31, 2002. There were represented by proxy or in person 39,413,172 shares of the Corporation which constituted a quorum, there currently being 52,303,332 shares issued and outstanding. All votes were cast "for" the actions listed above.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On July 30, 2002, the Company filed a Form 8-K under Item 5. Other Information to disclose the following:

On At a board of directors meeting held on July 25th, 2002, the Company's Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.

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


                                 /s/ Jeet Sidhu
                                -----------------
                                   Jeet Sidhu
                                    Director

                             /s/ Harvinder Dhaliwal
                             -----------------------
                               Harvinder Dhaliwal
                             Director, Secretary and
                                    Treasurer
                           Principal Financial Officer
Dated: October 28, 2002

                                 CERTIFICATIONS

I, Harmel S. Rayat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002


-----------------------
Harmel S. Rayat
Chief Executive Officer

I, Harvinder Dhaliwal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Zeta Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002


-----------------------
Harvinder Dhaliwal
Principal Financial Officer