Form 10KSB
period 2002-12-31
ZETA CORP
filed 2003-04-10
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31st, 2002

Commission file number 0-29819

ZETA CORPORATION

 (Name of small business issuer as specified in its charter)

Florida

58-2349413

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

216 - 1628 West 1st Avenue, Vancouver, BC

V6J 1G1

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:

(604) 659-5005

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value, listed on the

OTC Bulletin Board

Indicate by check mark whether the registrant:  (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of April 4 th, 2003:  $ 6,220,500 ..  Number of shares of Common Stock, $0.001 par value, outstanding as of April 4th , 2003: 56,613,332.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Page

Item  1.

Description of Business

3

Item  2.

Description of Property

13

Item  3.

Legal Proceedings

13

Item  4.

Submissions of Matters to a Vote of Security Holders

14

PART II

Item  5.

Market for Common Equity and Related Stockholder Matters

14

Item  6.

Management's Discussion and Analysis or Plan of Operations

15

Item  7.

Financial Statements

20

Item  8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

33

PART III

Item  9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

33

Item 10.

Executive Compensation

33

Item 11.

Security Ownership of Certain Beneficial Owners and Management

35

Item 12.

Certain Relationships and Related Transactions

35

Item 13.

Exhibits and Reports on Form 8-K

36

Item 14.

Controls and Procedures

37

Item 15.

Signatures

38

Certifications

39

Exhibits

42

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, many beyond the Company’s control. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including lack of meaningful research results, entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, termination of contracts or agreements, technological obsolescence of the Company's products, technical problems with the Company's research and products, price increases for supplies and components, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses or technologies that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out research, development and commercialization plans, loss or retirement of key executives and research scientists, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.

In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

ITEM 1:

DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risk

Certain statements in this Annual Report on Form 10-KSB, constitute "forward-looking  statements" within the meaning of Section 27A of the Securities Act of 1933,  Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  We intend that such forward-looking statements be subject to the safe harbors created thereby. All such forward-looking information involves risks and uncertainties and may be affected by many factors, some of which are beyond our control. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Forward-looking statements involve known and unknown risks, uncertainties and other factors  which  may  cause  our  actual   results, performance  or achievements to be materially different from any future results, performance or achievements  expressed  or implied  by such  forward-looking  statements.  The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

The Company

Zeta Corporation (“Zeta” or the “Company”) is a development stage company. The Company was incorporated under the laws of the State of Florida on October 21, 1997, and has an authorized capital of 300,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.10.

From inception to November 1st, 2002, the Company was expending its efforts in the development of newcompany.com, a website that served as an online community for entrepreneurs and start-up companies seeking capital and accredited investors seeking to invest.  Due to the poor performance of the Company’s online business and continued weakness in its business sector, the Company decided to discontinue its web related operations. On November 1st, 2002, Zeta entered into a Cooperative Research and Development Agreement with the United States Department of Agriculture, which involves optimizing the function of a patented cell line and applying this technology to the development of an extracorporeal liver assist device (artificial liver device).

Description of Business

Zeta Corporation is a development stage company concentrating its efforts in the field of biotechnology , focused on the research, development and eventual commercialization of technologies and products to treat various forms liver dysfunction and disease.

Each year, hundreds of thousands of individuals worldwide experience acute or chronic liver failure caused by hepatitis and other infections, degenerative diseases, trauma, drug overdoses and alcohol abuse. The last of these, alcohol abuse, is a major cause of liver disease in America today.

Limited treatment options, low volume of donor organs, high price of transplants and follow up costs, growing base of hepatitis sufferers, alcohol abuse, drug overdoses and other factors that result in liver disease, all indicate that a strong need exists for an artificial liver device, now and into the foreseeable future.

Presently, the Company is working towards optimizing the hepatocytic functionality of a patented cell line for potential eventual use in an artificial liver device, also patented.

The Company’s research and development work is being conducted at two laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located in Beltsville, Maryland.

25 Million Americans Suffer From Liver Disease

According to the American Liver Foundation, approximately 25 million Americans are afflicted with liver disease. In purely economic terms, liver-related problems cost society over $10 billion per year. In human terms, the costs cannot be calculated.

Individuals with cirrhosis are particularly prone to develop fatal bacterial infections, kidney malfunctions, stomach ulcers, gallstones and cancer of the liver. During 2000 alone, 26,552 people died in the United States as a consequence of cirrhosis and chronic liver disease (National Vital Statistics Report, September 16, 2002).

For people with severe liver failure, orthotopic liver transplantation is the only effective treatment therapy, now an estimated $1.5 billion business. At present, there are upwards of 17,000 adults and children medically approved and waiting for liver transplants in the U.S., which, at approximately $300,000 per transplant, would increase the potential size of the liver transplantation market to over $5 billion if enough donor organs were available.

Unfortunately, there are just over 5000 livers available for transplant annually. Due to a severe shortage of organ donors, the waiting time for potential liver recipients could be as long as two to three years, with 20-30% of these patients not surviving the wait period.

For those that receive liver transplants, some 31% will die within 5 years, while the rest will endure a life time of immunosuppressive drugs, which makes them susceptible to life threatening infections, such as kidney failure and increased risk of cancer, and follow up costs of $25,000 per year to the health care system.

Sadly, patients suffering from advanced liver failure who are either not whole organ transplant candidates or who cannot find an available organ in a timely fashion have limited prospects for survival.

Alcohol Abuse Major Cause Of Liver Disease

According to the National Institute on Alcohol Abuse and Alcoholism, nearly 14 million Americans either abuse alcohol or are alcoholics, with 10 to 20 percent developing cirrhosis of the liver, one of the leading causes of death among young and middle-age adults. Individuals with cirrhosis are particularly prone to developing fatal bacterial infections, kidney malfunctions, stomach ulcers, gallstones and cancer of the liver. Additionally, chronic alcohol consumption may increase the adverse side effects to the liver of medications used in the treatment of other conditions.

According to the National Hospital Ambulatory Medical Care Survey (April 22, 2002), there were 108 million patient visits to emergency rooms during 2000, with medications being used in 74% of all visits. An average of 1.6 drugs were used per emergency department visit, with pain relief medications containing Acetaminophen being the most frequently administered class of drug.

Of the 16% of emergency room visits deemed emergent, a portion of the most seriously ill or injured patients routinely require a mixture of various drugs to immediately stabilize and maintain bodily function, which sometimes leads to acute liver failure, a sudden deterioration of liver function.

One of the functions of the liver is the detoxification of drugs and poisons. When experienced in large amounts, often the case in hospital emergency wards, or in combination with alcohol, drugs or poisons, the toxic overload can destroy the liver quickly. Each year, tens of thousands of individuals die due to acute liver failure as a result of drug overloads in emergency rooms worldwide.

But it’s not just in hospital emergency rooms that people are at risk from drug overdoses. Everyday pain medications such as Bayer, Tylenol and Excedrin, which contain Acetaminophen, can also lead to serious liver problems. A study led by Dr. William Lee of the University of Texas, which was reported in the December 17, 2002, issue of Annals of Internal Medicine, concluded that Acetaminophen overdose and drug reactions have replaced viral hepatitis as the most frequent apparent cause of acute liver failure.

Death From Hepatitis C Predicted To Surpass Death From AIDS

According to the Center for Disease Control, between 15-25% (upwards of 312,500 Americans) of the estimated 1.25 million chronically infected hepatitis B sufferers will die from chronic liver disease. Globally, an estimated 300 million people are infected with hepatitis B, causing approximately 1,000,000 deaths per year.

Various studies, when added together, suggest that over 200 million people around the world are infected with hepatitis C. Statistically, as many people are infected with hepatitis C as are with HIV, the virus that causes AIDS. Without large scale efforts to contain the spread of hepatitis C and treat infected populations, the death rate from hepatitis C will surpass that of AIDS by the turn of the century.

Of the estimated 4.5 million Americans that are infected with hepatitis C, for which there is no vaccine and no cure, an estimated 70-80% will develop chronic liver disease and 20% will die. The annual health care costs for the affected U.S. population with chronic hepatitis C has been estimated to be as high as $9 billion, compared to annual cost of $360 million for hepatitis B sufferers.

In addition to alcohol abuse, drug overdoses and hepatitis, other causes of liver disease include primary biliary cirrhosis, hemochromatosis, Wilson’s disease, alpha1-antitrypsin deficiency, glycogen storage disease, autoimmune hepatitis, cardiac cirrhosis and Schistosomiasis. In total, according to the American Liver Foundation, approximately 25 million Americans are afflicted with liver disease.

Artificial Liver Devices Would Provide Temporary Support

To help liver failure patients survive long enough to receive a liver transplant or recover without a transplant as a result of the well known regenerative powers of the liver, a number of artificial liver devices are currently being developed and tested using living pig or human liver cells and various filtering or dialysis mechanisms.

Since the liver is the only organ in the human body that can regenerate itself, artificial liver devices are intended to temporarily perform the function of a human liver, such as removing toxins from the body, thus giving the patient’s own liver valuable time to recover and regenerate.

Unfortunately, artificial liver technologies have not lived up to their initial promise, with problems relating to the inability to grow liver cells quickly and safely enough and with inconsistent results from filtering devices. Culturing and maintaining such cells has proven difficult: Once removed from the body, they soon lose their normal functioning.

To date, the cellular components of artificial liver devices that are being tested are based on freshly isolated porcine hepatocytes, human transformed tumor cells, or poorly defined stem-like cells prepared from fresh human adult liver tissue.

It is widely recognized that the greatest hindrance to the development of a completely functional artificial liver rescue device is the lack of an appropriately defined cell line that will provide the functions of an intact liver.

One stem-like cell line is the patented PICM-19 cell line, which is being studied by Zeta Corporation for potential use in the production of artificial liver devices for human patients with liver failure.

Derived from porcine epiblast (embryonic) tissue, the PICM-19 cell line is not tumor-causing, a feature critical to nutrient metabolism research, and even after years in continuous culture, the cell line has retained its desired properties. For these and other reasons, our research is focused on developing experimental culture conditions for the PICM-19 cell line or other pig epiblast derived liver cell lines so as to optimize their hepatocyte functions for use in the production of an artificial liver device.

Need For Artificial Liver Device Critical

The need for an artificial liver device that would remove toxins and improve immediate and long-term survival results is more critical today than ever before.

While liver transplants offer hope for many, there are not enough organs from deceased and living donors to help the many thousands that die each year. In 2001, while 5,177 Americans received new livers at a cost of approximately $1.5 billion, another 1,975 died waiting. Of the 17,460 patients now waiting for liver transplants, almost 1,000 are children and teenagers.

Each year, hundreds of thousands of individuals worldwide experience acute or chronic liver failure, caused by hepatitis and other infections, degenerative diseases, trauma, drug overdoses and alcohol abuse.  The last of these, alcohol abuse, is a major cause of liver disease in America today.

Market For Artificial Liver Device

Limited treatment options, low volume of donor organs, high price of transplants and follow up costs, growing base of hepatitis sufferers, alcohol abuse, drug overdoses and other factors that result in liver disease, all indicate that a strong need exists for an artificial liver device, now and into the foreseeable future.

In fact, the need for an artificial liver device that would remove toxins and improve immediate and long-term survival results is more critical today than ever before.

The successful adaptation and application of an optimized PICM-19 cell line, along with the development of an extracorporeal liver assist device, would allow Zeta Corporation to target the approximately 25 million Americans that suffer from liver disease with Zeta’s Liver Assist Device in the U . S . alone.

If the Company’s research proves successful, and upon obtaining approval for use by appropriate regulatory agencies, an artificial liver device could potentially be used as a temporary artificial liver for patients awaiting a liver transplant, thus lengthening the time they have available while an organ donor is located.  It could also provide support for post-transplantation patients until the grafted liver functions adequately sustain the patient.

Additionally, an artificial liver device may be beneficial when used as support for patients with chronic liver disease, thus allowing their own liver time to heal and regenerate and provide immediate temporary support for those patients suffering from acute liver failure.

The successful development of an artificial liver device would potentially enable Zeta to pursue a number of commercial opportunities, including, but not limited to, outright sale of licensed technology, joint venture partnerships with major health care companies, or marketing and selling the artificial liver device by itself.

Research and Development

Through a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service (ARS), Zeta Corporation plans to conduct extensive research to determine if the PICM-19 cell line (US patent #5,532,156) is the most appropriate cell line to use in an artificial liver device (US patent # 5,866,420; granted on 2/2/1999).

The Company’s research and development work is being conducted at two laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located in Beltsville, Maryland.

The overall objective of our research work is to study experimental culture conditions for the PICM-19 cell line or other pig epiblast derived liver cell lines so as to optimize their hepatocyte functions for use as an in vitro (out of body) liver model and for their use in an artificial liver device. Among our many research objectives are:

•

Develop cell culture system allowing the growth and differentiation of PICM-19 cells without STO feeder cell support.

•

Develop serum-free, defined or semi-defined medium cell culture system for growth and differentiation of PICM-19 cells.

•

Develop spheroid cultures of PICM-19 cells without STO feeder cells and testing of rotating cell culture system (RCCS) for production and maintenance of spheroids.

•

Investigate effects of accessory cells obtained from pig liver on spheroid form and function.

•

Assay PICM-19 cells and spheroids for liver specific functions by measuring P450 activity, -glutamyltranspeptidase activity, urea production, and ammonia clearance.

•

Assay PICM-19 liver specific protein synthesis and secretion by electrophoretic and immunochemical techniques.

•

Assay liver specific markers in PICM-19 by immunocytochemistry.

•

Document PICM-19 spheroid morphology by electron microscopy.

To date, several in vitro model systems have been developed to investigate various aspects of hepatic gene expression and metabolic regulation . These systems encompass both established cell lines and primary liver cell cultures. The PICM-19 cell line, derived from porcine epiblast (embryonic) tissue, has been partially characterized and is a non-transformed immortal cell line that possesses many characteristics similar to that of intact liver parenchymal cells.

The first objective is to investigate and discover culture conditions for the PICM-19 cell line, or modifications of the PICM-19 cell line technology itself that will optimize function, i.e., culture conditions or cell line modifications that will enable, as closely as possible, the reproduction of normal pig liver functions in an in vitro (out of the body) environment.

Ideally, further characterization and improvements required in the culture technology will result in the cell line not requiring feeder cell support and growth in a completely serum-free defined medium. These advancements would facilitate the understanding of regulatory events in pig liver gene/proteome expression and in the regulation of nutrient metabolism.

As already demonstrated, the hepatic characteristics of the PICM-19 cell line would have potential application for use in the production of a rescue device for human patients in liver failure. As a result, and directly related to the first objective will be the second objective of adapting and applying the optimized PICM-19 cell line technology to the development of an artificial liver device, as described more fully in US patent # 5,866,420.

During the 2003 fiscal year, we expect to incur approximately $153,600 for research and development, of which $91,500 was advanced in November 2002 to cover expenses related to salaries, lab supplies and purchase of required testing equipment.  During fiscal 2004, we also expect to incur approximately $153,600 related to the research and development of the PICM-19 cell line, whose hepatic characteristics have been demonstrated to have potential application for use in the production of a rescue device for human patients in liver failure.

Employees

At December 31st, 2002, the Company had no employees, but used 3 part-time independent contractors. At present, the Company has immediate plans to employ one full time post-doctoral research associate for the Company’s research, with additional research staff to be hired when required. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We plan to utilize the services of consultants for additional research, testing, regulatory and legal compliance and other services.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

We are vulnerable to volatile market conditions.

The market prices for securities of developmental stage biotechnology companies, including ours, are highly volatile and, from time to time, experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of our research, testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new products, services or drugs, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other companies, may have a significant effect on the market price of our common stock.

We face intense competition.

We face intense competition from a wide range of pharmaceutical, biopharmaceutical, biotechnology and medical device companies, as well as academic and research institutions and government agencies. Our competitors include organizations that are pursuing the same or similar technologies as us and organizations that are pursuing products that are competitive with our potential product. To the extent that these technologies or products address the problems associated with liver disease on which we have focused, they may represent significant competition.

Many of the organizations competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in research and development, obtaining FDA and other regulatory approvals, and commercializing and selling products for use in health care. Accordingly, our competitors may succeed more rapidly than we will in completing clinical trials, obtaining various regulatory approvals or achieving market penetration for products. Some of these products may have an entirely different approach or means of accomplishing the desired therapeutic effect than our products and may be more effective and less costly. If we commence significant commercial sales of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

We will continue to incur operating losses.

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $1,209,435 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

We may not obtain additional financing.

We anticipate that our existing funds will be sufficient to fund our operating and research requirements as currently planned into the third quarter of 2003. We expect to use , rather than generate , funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.

If we cannot raise more funds, we could be required to scale back or abandon our research and product development activities, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves. Our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that (1) the research and development activities we conduct will be successful, (2) current or future products or technologies under development will prove to be safe and effective, (3) any of the clinical development work will be completed, or (4) the anticipated products or technologies will be commercially viable or successfully marketed.  Commercial sales of our products cannot begin until we receive final FDA approval.

We will seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. Any sales of additional equity securities are likely to result in further dilution to our then existing stockholders. Further, if we issue additional equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We may also borrow money from conventional lenders, possibly at high interest rates and on other terms that are unfavorable to us, which will increase the risk of your holdings. Despite our efforts, additional funding may not be available to us at all or only on terms that are unacceptable to us. We also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products which we would otherwise pursue on our own

We may not be able to protect our intellectual property.

The Company relies on a combination of copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with employees, vendors and others to protect its rights to intellectual property. These measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company, devalue its proprietary content and affect the Company's ability to compete effectively.

We may lose important research and invention licenses.

We are a party to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service which grants the Company an option to negotiate an exclusive license to any invention or other intellectual property conceived or reduced to practice under the Agreement which is patentable or otherwise protectable under Title 35 of the United States Code or under the patent laws of a foreign country. There can be no assurance that such a license will be granted to us or that we can obtain a license on terms favorable to us. If we do not obtain an exclusive license, our ability to generate revenue would be adversely affected.

We expect to enter into additional research agreements and licenses in the future that relate to important technologies that may be necessary for the development and commercialization of related and unrelated products. These agreements and licenses may impose various commercialization, indemnification, royalty, insurance and other obligations on us, which, if we fail to comply may result in the termination of these agreements and licenses or make the agreements and licenses non-exclusive, which could affect our ability to exploit important technologies that are required for successful development of our products.

We may not be able to obtain patent protection and may infringe upon the property rights of others.

Our success depends in significant part on our ability to obtain important research and invention licenses, obtain patents, protect trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights.

If we do obtain patents, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, third parties may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

We may not hold proprietary rights to all of the patents related to our proposed products or services. These patents may be owned or controlled by third parties. As a result, we or our collaborative partners may be required to obtain licenses under third-party patents to market our proposed products or services. If licenses are not available on acceptable terms, we or our collaborative partners will not be able to market these products or services.

 You may lack an effective vote on corporate matters due to control by management.

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 4th, 2003, our officers and board members own 45,303,332 of the 56,613,332 outstanding common stock, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

We may experience significant fluctuations in quarterly results.

Significant variations in our quarterly operating results may adversely affect the market price of our common stock.  Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

We depend on our key executive officers and technical personnel.

The success of our business plan depends on attracting qualified technical, scientific and other knowledgeable personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

We may not have a majority of independent directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Our Articles and By-Laws indemnify our officers and directors.

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Articles of Incorporation and By Laws provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Large sales of common stock could adversely affect our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act, or following the exercise of outstanding options and warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options or warrants or conversion of preferred stock will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We are considered a penny stock.

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks."  These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them.  There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.  The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock.  The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value.  Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

-

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers

Penny stocks are  securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated  quotation  system  (NASDAQ-listed stocks must still meet  requirement  (i)  above);  or (iv) of an issuer with net tangible  assets  less than  $2,000,000  (if the issuer  has been in  continuous operation  for at least three years) or $5,000,000  (if in continuous  operation for less  than  three  years),  or with  average  annual  revenues  of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide  potential  investors with a document  disclosing  the risks of penny stocks and to obtain a manually  signed and dated written receipt of the document before  effecting any transaction in a penny stock for the  investor's  account.  Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission  requires  broker-dealers  in penny stocks to approve the  account of any  investor  for  transactions  in such stocks  before selling  any  penny  stock  to  that  investor.   This  procedure  requires  the broker-dealer to (i) obtain from the investor information  concerning his or her financial  situation,  investment  experience  and investment  objectives;  (ii) reasonably  determine,  based on that  information,  that  transactions in penny stocks are  suitable  for the  investor  and that the  investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor's  financial situation,  investment  experience and investment  objectives.  Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

We will be subject to approval by regulatory authorities and are subject to government regulation.

Some of our products will be subject to regulation in the United States by the Food and Drug Administration and by comparable regulatory authorities in foreign jurisdictions. The Company’s artificial liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. Development of a

therapeutic product for human use is a multi-step process.  First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible to obtain early evidence of effectiveness.  Phase I studies also evaluate various routes, dosages and schedules of product administration.  The demonstration of therapeutic benefit is not required in order to complete Phase I successfully.  If acceptable product safety is demonstrated, the Phase II studies are  initiated, which are designed  to  evaluate the effectiveness  of the product in the treatment of a given disease and typically, are well controlled and closely monitored  studies in a relatively small number of patients. Phase II studies determine the optimal routes and schedules of administration.

If Phase II trials are successfully completed, Phase III studies will commence.  Phase III studies are expanded  controlled  and  uncontrolled  trials which are intended to gather additional information about safety and efficacy in order to evaluate  the overall  risk and / or benefit  relationship  of the  experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time or money that will be required to complete Phase I, II and III studies, this process often lasts several years.

Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product.  The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA’s comments on the application, and the time required to provide satisfactory answers or additional clinical data when requested.

We must be compliant with environmental matters and regulations.

We are subject to  regulation  under  state and  federal  law,  including  requirements regarding  occupational  safety,  laboratory  practices,  the use,  handling and disposition of  radioactive  materials,  environmental  protection and hazardous substance  control,  and may be subject to other  present  and  possible future local, state, federal and foreign regulation, including future regulation of the biotechnology field. The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

ITEM 2:

DESCRIPTION OF PROPERTY

The Company's corporate office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are jointly owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent and the Company does not anticipate requiring any additional office space in the next six to twelve months.

The Company plans to conduct its research and development work at two laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, located at US Department of Agriculture, ARS, BARC-East, Bldg. 200, Room 202 and Room 13, Beltsville MD 20705. The labs will be used on shared basis with Dr. Thomas J. Caperna and Dr. Neil N. Talbot, research biologists and co-inventors of the artificial liver device (U.S. Patent 5,866,420).  The Company pays no rent for these laboratories and the Company does not anticipate requiring any additional laboratory space in the next six to twelve months.

ITEM 3:

LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2002. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2003.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

Market Information

The  Company's Common Stock is listed on the Over the Counter Bulletin Board market under the symbol  "ZETA".  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.    The following table sets forth the high and low closing prices for the periods indicated:

High

Low

First Quarter 2001

$  0.04

$  0.04

Second Quarter 2001

$  0.04

$  0.03

Third Quarter 2001

$  0.07

$  0.07

Fourth Quarter 2001

$  0.07

$  0.07

First Quarter 2002

$  0.04

$  0.04

Second Quarter 2002

$  0.09

$  0.06

Third Quarter 2002

$  0.05

$  0.05

Fourth Quarter 2002

$  0.22

$  0.05

January 1st, 2003 - April 4th, 2003*

$  0.69

$  0.22

* Reflects partial period

(b)

Holders

As at February 25th, 2003, there were approximately 38 registered stockholders of record of the Company's Common Stock.

(c)

Dividend Policy

We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses.  Our Board of Directors  has the right to authorize  the issuance of preferred stock, without further shareholder approval,  the holders of which may have  preferences  over  the  holders  of the  Common  Stock  as to  payment of dividends.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

 (c)

Equity compensation plans

approved by security holders

            22,075,000

$0.05

             29,925,000

Equity compensation plans not

approved by security holders

Total

            22,075,000

$0.05

             29,925,000

(e)

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2002, we sold unregistered shares of our securities in the following transactions:

A.

On April 26, 2002, the Board of Directors authorized the issuance of 2,160,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The debt was for a total of $108,000 due for management fees.

B.

On July 25, 2002, the Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation.  Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation. On October 1, 2002, the 2,390,000 common shares issued to EquityAlert.com, Inc. were transferred directly to Harmel S. Rayat to satisfy outstanding debt of $120,000 owed to Harmel S. Rayat for management services rendered to EquityAlert.com.

C.

On December 18, 2002, the Board of Directors authorized the issuance of 1,920,000 restricted common shares at a price of $0.05 per share in exchange for the satisfaction of debt owed to Mr. Harmel S. Rayat, a Director and majority shareholder of the Company.  The debt was for a total of $84,000 due for management fees.

ITEM 6:

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-looking statements.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB and in future filings with the Securities and Exchange Commission. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions.   These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here.

Overview

Zeta Corporation is a development stage company concentrating its efforts in the field of biotechnology , focused on the research, development and eventual commercialization of technologies and products to treat various forms of liver dysfunction and disease.

Presently, our research is focused on developing experimental culture conditions for the PICM-19 cell line or other pig epiblast derived liver cell lines so as to optimize their hepatocyte functions for use in the production of an artificial liver device for human patients with liver failure.

The Company’s research and development work is being conducted at two laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located in Beltsville, Maryland.

Critical Accounting Policies.

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of Operations

Revenues.   We are a development stage company and has not generated any revenues since inception, October 21, 1997.

General and Administrative Expenses.  During 2002, we incurred $285,923 in general and administrative expenses, an increase of 72% over 2001 expenses of $165,936.  This increase is primarily attributable to fees incurred for investor relations services valued at $119,500 to a wholly owned subsidiary of Innotech Corporation. The Company and Innotech Corporation have a common Director and majority shareholder.

Research and Development Expenses. During 2002, we incurred $91,500 in research and development expenses, compared to $0 the prior year.  These expenses were incurred pursuant to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service.  The research and development costs were expensed as the future economic benefits are uncertain and therefore, cannot be measured with a reasonable degree of certainty.  In other words, there is no indication that an economic resource has been created.

Interest Income.  Interest income was $1,951 and $5,572 for the years ended December 31, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes.  As of December 31, 2002, our  accumulated deficit was $1,209,435 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended December 31, 2002, we recorded a net loss of $375,472, or $ 0.007 per share, versus a net loss of $160,364, or $0.004 per share, for the same twelve-month period ending December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002, we had a cash balance of $28,602, compared to a cash balance of $136,731at December 31, 2001.

During 2002, we used $108,129 of net cash in operating activities, as compared to $14,833 of net cash used in 2001. This increase in net cash used in operating activities was due mainly to an increase in net losses from operations resulting from common stock issued for services of $120,100 for 2002, compared to none for 2001, and a decrease in accounts payable between the years. As of  December 31, 2002, we had $2,520 in accounts payable, a decrease of $ 57,910 over the amount of $ 60,430 as of  December 31, 2001.  The decrease was primarily due to the conversion of $60,000 in related party accounts payable as of December 31, 2001, to equity during 2002.  We also converted debt to equity totaling $204,000 during 2002 versus $134,000 in 2001.

There were no cash flows provided by or used in investing and financing activities.     We have  financed our operations primarily from cash on hand and through the issuance of restricted common shares.

Contractual Commitments and Commercial Obligations

On November 1st, 2002, we entered into a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service (ARS), which called for a total payment of $292,727 to ARS over two year period, as listed below:

(1)$91,500 within 30 days of signing the Agreement (paid);

(2)$20,700 on or before 1/31/03;

(3)$20,700 on or before 4/30/03;

(4)$20,700 on or before 7/31/03;

(5)$91,500 on or before 10/31/03;

(6)$15,875 on or before 1/31/04;

(7)$15,876 on or before 4/30/04; and

(8)$15,876 on or before 8/1/04

The signed agreement required payment in accordance with the schedule above, however ARS has verbally agreed to allow the Company to forward payment number (2) ninety days after the hiring of a post-doctoral research associate for the Company’s research, with additional research staff to be hired when required.   ARS is currently interviewing prospective candidates meeting the requirements to perform the research and development for the Company.   All subsequent scheduled payments will begin ninety days after this payment is made.   We  paid $91,500 during 2002 as scheduled.

The agreement covers the period from November 1, 2002 to October 31, 2004 for the purpose of funding salaries, equipment, travel and other indirect costs of a post-doctoral research associate.  The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line. ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  Option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an Inventions availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

Plan of Operation

The Company’s principal source of liquidity is cash in bank, which we anticipate will be sufficient to fund our operating and research requirements as currently planned into the third quarter of 2003. To meet our research and operating needs for the next twelve months , we plan  to seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. We anticipate that our major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003, however, there can be no assurances to that effect.

If adequate funds are not available or not available on acceptable terms, we may be unable to fund further research and operating plans, we could be required to scale back or abandon our research and product development activities, reduce our workforce and license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our  future funding requirements will depend on numerous factors, including the success of the Company's research and development activities and that the anticipated products and technologies will be commercially viable or successfully marketed.  Due to the "start up" nature of our business, we expect to use , rather than generate , funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.   We  expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

Management Fees. The Company incurs management fees from the services of its P resident and majority shareholder at the rate of $3,000 per month, which could result in a decrease in our cash position unless the debt is converted to equity in lieu of cash paid.  Historically, the Company has issued equity to satisfy the debt.

During 2002 and 2001, we charged $144,000 to operations for management and consulting fees incurred for services rendered by the Company’s President and majority stockholder.  During 2002, we converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued. During 2001, we converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 200 0 and $84,000 represented partial 2001 management fees.

Properties. Our office is located at Suite 216, 1628 West 1st  Avenue, Vancouver,  BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of our  President and CEO.  At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Common Stock. Our Board of Directors approved the following issuances of common stock representing services rendered by its President and majority stockholder as follows:

(1)

On April 26, 2002, the Company authorized the issuance of 2,160,000 shares of common stock issued for the conversion of $108,000 of debt to equity at a deemed price of $0.05 per share.

(2)

On July 25, 2002, the Company authorized the issuance of 2,390,000 shares of common stock issued for investor relations services provided valued at $0.05 per share, or $119,500.

(3)

On December 18, 2002, the Company authorized the issuance of 1,920,000 shares of common stock for the conversion of $96,000 of debt to equity at a deemed price of $0.05 per share.

Warrants. At a Board of Directors meeting held on February 7th, 2003, our Board of Directors agreed to extend the expiration date of 12,000,000 currently outstanding share purchase warrants from March 22nd, 2003, to March 22nd, 2005, with all other warrant terms and conditions remaining the same.

The 12,000,000 share purchase warrants were issued as part of a $300,000 financing completed during March 1999. Of the 12,000,000 currently outstanding share purchase warrants, 1,900,000 warrants are held by the wife of Mr. Harmel S. Rayat and 8,100,000 are held by other family members of Mr. Harmel S. Rayat. Mr. Rayat, our  President and CEO, disclaims beneficial ownership all share purchase warrants held by his wife and other family members.

Stock Options. On December 18, 2002, our  Board of Directors agreed to establish 10,075,000 stock options out of the 40,000,000 common shares reserved for issuance under our  2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.

These terms and conditions were finalized at a Board of Directors meeting held on February 10th, 2003, when our  Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with Mr. Harmel S. Rayat, our President and Chief Executive Officer, for 5,500,000 stock options and with Jeet Sidhu, one of our Directors, for 750,000 stock options, both individuals being entitled to purchase common stock at $0.07 per share, expiring 10 years from the grant date.  The option price was based on the closing price of the Company’s shares on December 18th, 2002, the date on which our  Board of Directors originally established the stock options.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

Also on February 10th, 2003, the Board of Directors authorized the Company to grant 75,000 options to purchase common stock to its Secretary, Treasurer and Director at $0.38 per share based on the average of the last five closing prices of the Company’s shares and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

We plan to register all options under the  2001 Stock Option Plan under Form S-8.

Going Concern

We ha ve incurred net operating losses since inception.   We  face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.   Our  recurring losses raise substantial doubt about its ability to continue as a going concern.   Our  financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.    We  expect to incur losses as we expand our  businesses and will require additional funding during 2003.  The satisfaction of our cash hereafter will depend in large part on our  ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, we plan to seek additional equity and expect to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise our  operating and financial requirements provide the opportunity for the Company to continue as a going concern  Our  ability to achieve these objectives cannot be determined at this time.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report

2 2

Balance Sheet as of December 31, 2002

2 3

Statements of Operations for years ended December 31, 2002 and 2001, and for the period from inception (October 21, 1997) to December 31, 2002

2 4

Statements of Changes in Stockholders’ Equity for the period from inception

(October 21, 1997) to December 31, 2002

2 5

Statements of Cash Flows for the years ended December 31, 2002 and 2001,

and for the period from inception (October 21, 1997) to December 31, 2002

2 6

Notes to the Financial Statements

2 7 -3 3

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Zeta Corporation

We have audited the accompanying balance sheet of Zeta Corporation (A Development Stage Company, the “Company”) (A Florida Corporation) as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2002 and 2001, and for the period from October 21, 1997 through December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the   financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a development stage company since inception on October 21, 1997, and has incurred significant recurring net losses since inception resulting in a substantial accumulated deficit.  The Company is devoting substantially all of its present efforts in establishing its business.  Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 2 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time.  These factors raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 3, 2003

ZETA CORPORATION.

(A Development Stage Company)

Balance Sheet

December 31, 2002

ASSETS

Current Assets
Cash	$ 28,602
Total Current Assets	28,602

Fixed Assets, net (Note 3)	583

Total Assets	$ 29,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$ 2,520
Total Liabilities	2,520

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred Stock: $0.10 Par Value; Authorized: 1,000,000 Issued and outstanding: None	None
Common Stock: $0.001 Par Value; Authorized Shares: 300,000,000 Issued and Outstanding: 56,613,332	56,613
Additional Paid In Capital	1,179,487
Loss Accumulated During the Development Stage	(1,209,435)
Total Stockholders' Equity	26,665

Total Liabilities and Stockholders’ Equity	$ 29,185

The accompanying notes are an integral part of these financial statements

ZETA CORPORATION

(A Development Stage Company)

Statements of Operations

For the years ended December 31, 2002 and 2001, and

for the period from inception (October 21, 1997) to December 31, 2002

	Year Ended December 31, 2002	Year Ended December 31, 2001	Inception to December 31, 2002

Revenues	$ -	$ -	$ -

General and Administrative Expenses (Note 4) (Related Party for 2002:$263,500 and 2001:$144,000)	285,923	165,936	1,147,402

Research and Development Expenses (Note 5)	91,500	-	91,500

Operating Loss	(377,423)	(165,936)	(1,238,902)

Other Income
Interest Income	1,951	5,572	29,467

Net Loss Available to Common Stockholders	$ (375,472)	$ (160,364)	$ (1,209,435)

Basic Loss Per Share of Common Stock	$ (0.007)	$ (0.004)	$ (0.032)

Basic Weighted Average Number of Common Shares Outstanding	52,723,277	45,409,680	38,302,670

The accompanying notes are an integral part of these financial statements

ZETA CORPORATION

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

For the Period from Inception (October 21, 1997) to December 31, 2002

	Preferred Stock	Common Shares	Stock Amount	Additional Paid In Capital	Loss Accumulated During the Development Stage	Total
Common stock issued for services rendered at $0.00 025 per share, October 21, 1997	-	12,000,000	12,000	$ (9,000)	-	$ 3,000
Common stock issued for cash at $0. 0625 per share during 1997	-	1,200,000	1,200	73,800	-	75,000
Income from inception (October 21, 1997) to December 31, 1997	-	-	-	-	42	42
Balance, December 31, 1997	-	13,200,000	13,200	64,800	42	78,042
Common stock issued for services rendered at $0. 025 per share, December 15, 1998	-	16,000,000	16,000	384,000	-	400,000
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)
Balance, December 31, 1998	-	29,200,000	29,200	448,800	(471,946)	6,054
Common stock issued for cash at $0. 025 per share, March 1999	-	12,000,000	12,000	288,000	-	300,000
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)
Balance, December 31, 1999	-	41,200,000	41,200	736,800	(592,991)	185,009
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)
Balance, December 31, 2000	-	41,200,000	41,200	736,800	(673,599)	104,401
Conversion of debt to equity at $0.0 15 per share, July 13, 2001	-	8,933,332	8,933	125,067	-	134,000
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)
Balance, December 31, 2001	-	50,133,332	50,133	861,867	(833,963)	78,037
Common stock issued for services at $0.06 per share, April 23, 2002	-	10,000	10	590	-	600
Conversion of debt to equity at $0.05 per share, April 26, 2002	-	2,160,000	2,160	105,840	-	108,000
Common stock issued for investor relations services at $0.05 per share, July 25 , 200 2	-	2,390,000	2,390	117,110	-	119,500
Conversion of debt to equity at $0.05 per share, December 18, 200 2	-	1,920,000	1,920	94,080	-	96,000
Loss, year ended December 31, 2002	-				(375,472)	(375,472)
Balance, December 31, 2002	-	56,613,332	$ 56,613	$ 1,179,487	$ (1,209,435)	$ 26,665

The accompanying notes are an integral part of these financial statements.

ZETA CORPORATION.

(A Development Stage Company)

Statements of Cash Flows

For the years ended December 31, 2002 and 2001, and

for the period from inception (October 21, 1997) to December 31, 2002

	Year ended December 31, 2002	Year ended December 31, 2001	Inception to December 31, 2001
Cash Flows From Operating Activities
Net Loss	$ (375,472)	$ (160,364)	$ (1,209,165)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation	1,153	1,156	2,887
Common Stock Issued for Services	120,100	-	523,100
Conversion of Debt to Equity	204,000	134,000	338,000
Changes in Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	-	125	-
Increase (Decrease) in Accounts Payable	(57,910)	10,250	2,250
Total Adjustments	267,343	145,531	866,237
Net Cash Flows Used In Operating Activities	(108,129)	(14,833)	(342,928)

Cash Flows From Investing Activities
Purchase of Fixed Assets	-	-	(3,470)
Net Cash Flows Used In Investing Activities	-	-	(3,470)

Cash Flows From Financing Activities
Proceeds From the Sale of Common Stock	-	-	375,000
Net Cash Provided By Financing Activities	-	-	375,000

Increase (Decrease) in Cash and Cash Equivalents	(108,129)	(14,833)	28,602
Cash and Cash Equivalents, Beginning of Period	136,731	151,564	-
Cash and Cash Equivalents, End of Period	$ 28,602	$ 136,731	$ 28,602

Cash paid for interest and income taxes:	-	-	-

Supplemental noncash investing and financing activities:
Conversion of debt to equity	$ 204,000	$ 134,000	$ 338,000
Common stock issued for services rendered	$ 120,100	$ -	$ 523,100

The accompanying notes are an integral part of these financial statements.

ZETA CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Capital Formation.  On October 21, 1997, the Company issued 12,000,000 (3,000,000 pre-forward split) shares of common stock for services rendered at $0.00 025 per share, or $3,000.

During 1997, the Company completed an Offering Memorandum for 1,200,000 (300,000 pre-forward split) shares of common stock for cash at $0. 0625 per share, or $75,000.

On December 15, 1998, the Company issued 16,000,000 (4,000,000 pre-forward split) shares of common stock for services rendered at $0. 025 per share, or $400,000.

During March 1999, the Company completed an Offering Memorandum for 12,000,000 (3,000,000 pre-forward split) shares of common stock for cash at $0. 025 per share, or $300,000.

On July 12, 2001, at the Company’s annual general shareholder meeting, the Company authorized the common stock shares to be increased to 300,000,000 with the par value remaining the same and the Company also approved a four to one forward split of the Company’s common stock .  All per share and per share information have been retroactively adjusted to reflect the forward split.

On July 13, 2001, the Company converted $134,000 of debt to equity representing $50,000 in 2000 accounts payable and $84,000 of 2001 accrued management fees for services rendered by issuing 8,933,332 (2,233,333 pre-forward split) shares of common stock at $0.0 15 per share.

On April 23, 2002, the Company issued 10,000 shares of common stock at $0.06 per share, or $600.  The shares approximated the fair market value at the date of issuance.

On April 26, 2002, the Company converted $108,000 of debt to equity representing $60,000 of 2001 accounts payable and $48,000 of 2002 accrued management fees for services rendered by issuing 2,160,000 shares of common stock at $0.05 per share.  The shares approximated the fair market value at the date of issuance.

On July 25, 2002, the Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share in exchange for investor relations services valued at $119,500 from EquityAlert.com, Inc., a wholly-owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.  On October 1, 2002, the 2,390,000 common shares issued to EquityAlert.com, Inc. were transferred directly to Harmel S. Rayat to satisfy outstanding debt of $120,000 owed to Harmel S. Rayat for management services rendered to EquityAlert.com.  The shares approximated the fair market value at the date of issuance.

On December 18, 2002, the Company authorized the issuance of 1,920,000 shares of common stock for the conversion of $96,000 of debt to equity representing 2002 accrued management fees for services rendered at a deemed price of $0.05 per share.  The shares approximated the fair market value at the date of issuance.

Nature of Operations.  The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device.

Summary of Significant Accounting Policies

Accounting Method – The Company uses the accrual method of accounting for financial statement and tax return purposes.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

Fixed Assets and Depreciation – Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives for financial statement purposes and on accelerated methods for tax purposes.

Research and Development Costs – Research and development costs are expensed as incurred.

Start-up Costs – The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.”  SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.  For the years ended December 31, 2002 and 2001, costs of start-up activities charged to operations were $377,423 and $160,127, respectively.  During 2000, the Company charged off $3,000 of organization costs.  The transaction did not have a material effect on the financial statements.  For income tax purposes, the Company has elected to treat these costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.  See Note 6 for income tax effect.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share – Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings or loss per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure – The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which establishes standards for disclosing information about an entity’s capital structure.

Foreign Currency Translation – Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

Intangible Assets – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002, which presumes that goodwill and certain intangible assets have indefinite useful lives.  Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment.  SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and has no impact on these financial statements.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Impairment and Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, and also amends Accounting Research Bulletin (ARB) No. 51. The Company has adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.  The adoption of this statement had no effect on the financial statements.

Related Party Transactions – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  (See Note 4).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30.  Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions.  This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities.”   This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147 – “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset.  This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets.  This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 – SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”  This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements – It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses since inception resulting in a substantial accumulated deficit and has used substantial amounts of working capital in its operations.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.  The Company expects to incur losses as it expands its business and will require additional funding during 2003.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.   The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003, however, there can be no assurances to that effect.  If adequate funds are not available or not available on acceptable terms, the Company may be (i) unable to fund further research and operating plans, (ii) required to scale back or abandon our research and product development activities, (iii) reduce our workforce, and (iv) license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.

NOTE 3 – FIXED ASSETS

Fixed assets consist of computer equipment purchased for $3,470.  Depreciation expense charged to operations for 2002 and 2001 was $1,153 and $1,156, respectively.  Net book value is $583 and $1,736 at December 31, 2002 and 2001, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Management fees – During 2002 and 2001, the Company charged $144,000 to operations for management and consulting fees incurred for services rendered by the Company’s President and majority stockholder.  During 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.  During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 200 0 and $84,000 represented partial 2001 management fees.

Properties – The Company's office is located at Suite 216, 1628 West 1st  Avenue, Vancouver,  BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial

Common stock – The Company’s Board of Directors approved the following issuances of common stock representing services rendered by its President and majority stockholder as follows:

Year ended December 31, 2002

(1)

On April 26, 2002, the Company authorized the issuance of 2,160,000 shares of common stock issued for the conversion of $108,000 of debt to equity at a deemed price of $0.05 per share.

(2)

On July 25, 2002, the Company authorized the issuance of 2,390,000 shares of common stock issued for investor relations services provided valued at $0.05 per share, or $119,500.

On December 18, 2002, the Company authorized the issuance of 1,920,000 shares of common stock for the conversion of $96,000 of debt to equity at a deemed price of $0.05 per share.

(3)

Year ended December 31, 2001

On July 13, 2001, the Company authorized the issuance of 8,933,332 (2,233,333 pre-forward split) shares of common stock at $0.015 per share for the conversion of $134,000 of debt to equity representing $50,000 in 2000 accounts payable and $84,000 of 2001 accrued management fees for services rendered.

Warrants – On March 22, 1999, the Company executed a 504D Registration authorizing 12,000,000 (3,000,000 pre-forward split) shares of common stock at $0.025 ($0.10 pre-forward split) per share with a warrant exercisable into common shares at $0.025 ($0.10 pre-forward split) per share expiring on March 22, 2003, to provide additional working capital.  On February 7, 2003, the Company’s Board of Directors agreed to extend the expiration date to March 22, 2005.  As of the date of these financial statements, all of the warrants remain outstanding, of which (i) 1,900,000 warrants are held by the wife of the Company’s President and majority stockholder, and (ii) 8,100,000 are held by other family members of the Company’s President and majority stockholder.  The warrants were not valued because the exercise price equaled or exceeded the fair market value on the date of issuance.

NOTE 5 – COOPERATIVE AGREEMENT

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1)$91,500 within 30 days of signing the Agreement (paid);

(2)$20,700 on or before 1/31/03;

(3)$20,700 on or before 4/30/03;

(4)$20,700 on or before 7/31/03;

(5)$91,500 on or before 10/31/03;

(6)$15,875 on or before 1/31/04;

(7)$15,876 on or before 4/30/04; and

(8)$15,876 on or before 8/1/04

The signed agreement required payment in accordance with the schedule above, however ARS has agreed to allow the Company to forward payment number (2) ninety days after the hiring of a post-doctoral research associate for the Company’s research, with additional research staff to be hired when required.  All subsequent scheduled payments will begin ninety days after this payment is made.  The Company paid $91,500 during 2002 as scheduled.

The agreement covers the period from November 1, 2002 to October 31, 2004 for the purpose of funding salaries, equipment, travel and other indirect costs of a post-doctoral research associate.  The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line.  ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  Option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an Inventions availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

NOTE 6 – INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001 due to the Company’s loss position.  The benefits of timing differences have not been previously recorded.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is primarily a result of start-up expenses, which are capitalized for income tax purposes.  Applying a federal statutory rate of 34% to the pretax loss results in a deferred tax benefit with a full valuation allowance recorded against the benefit as follows at December 31:

Deferred Taxes

2002

2001

NOL Carryforwards

$171

$171

Start-up Costs

          410,610

          282,324

Organization Costs

              1,020

              1,020

Total

         411,801

          283,515

Valuation Allowance

        (411,801)

        (283,515)

Net Deferred Tax Assets

 $-

  $-

The valuation account increased by approximately $128,000 and $54,000, respectively for the periods indicated above.  The Company has available net operating loss carryforwards of approximately $500 for tax purposes to offset future taxable income which expire principally in the year 2017.  Additionally, the estimated effect of the charge-off of start-up expenses in 2002 is a reduction in estimated income taxes of approximately $128,000, assuming normal operations have commenced.

NOTE 7 – STOCK OPTION PLAN AND SUBSEQUENT EVENTS

On July 12, 2001, the Company approved the 2001 Stock Option Plan with 40,000,000 shares reserved for issuance thereunder.  The objectives of these plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.

On December 18, 2002, the Company’s Board of Directors agreed to establish 10,075,000 stock options out of the 40,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.  These terms and conditions were finalized at a Board of Directors meeting held on February 10th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain individuals.

On February 10, 2003, the Company granted 5,500,000 to its President, Chief Executive Officer and Director, 750,000 to one of its Directors, and 3,750,000 to two other individuals to purchase common stock at $0.07 per share, expiring 10 years from the grant date.  The option price was based on the closing price of the Company’s shares on December 18th, 2002.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

On the same date, the Board of Directors also authorized the Company to grant 75,000 options to purchase common stock to its Secretary, Treasurer and Director at $0.38 per share based on the average of the last five closing prices of the Company’s shares and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

The Company plans to register all options under its 2001 Stock Option Plan under Form S-8.

ITEM 8:

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

HARMEL S. RAYAT, (Age 41). President, Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies, Inc., and eDeal.net. Mr. Rayat has served as a Director of the Company since December 4th, 2000.

HARVINDER DHALIWAL, (Age 41) Director, Secretary Treasurer. Mr. Dhaliwal is the President and CEO of Sight & Sound Ltd., an audio and video concern since 1985. Mr. Dhaliwal is also a Director of Enterprise Technologies, Inc.  He has been a Director of the Company and its Secretary and Treasurer since April 6, 1999.

JEET SIDHU, (Age 29) Director. In 1995, Mr. Sidhu graduated from the British Columbia Institute of Technology with a Diploma in Corporate Finance. Between October 1995 and January 1996, Mr. Sidhu worked as a teller for Canada Trust.  He then worked for Vancouver City Savings Union from January 1996 to September 2000 as a Financial Advisor, specializing in Wealth Management. From October 2000 to November 2002, Mr. Sidhu worked as a senior media planner at EquityAlert.com, Inc. He has been a Director of the Company since January 15th, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2002 the Section 16(a) filing requirements applicable to all its directors and executive officers were not satisfied.

ITEM 10:

EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31st, 2002, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position              Year           Salary

Bonus        Other

 Granted

Compensation

Harmel S. Rayat*              2002

  $144,000

   $0

      $0

5,500,000

$0

CEO, President,                 2001

  $144,000

   $0

      $0

     0

$0

Director                              2000

  $62,000

   $0

      $0

     0

$0

Jeet Sidhu                           2002

  $0

   $0              $0

750,000

$0

Director                              2001

  $0

   $0              $0

     0

$0

                                            2000

  $0

   $0              $0

     0

$0

Harvinder Dhaliwal           2002

  $0

   $0              $0

75,000

$0

Secretary, Treasurer,        2001

  $0

   $0              $0

      0

$0

Director                              2000

  $0

   $0              $0

      0

$0

*During 2002, 2001 and 2000, the Company charged $144,000, $144,000 and $62,000, respectively, to operations for management and consulting fees incurred for services rendered by the Company’s President and majority stockholder. During 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.  During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 200 0 and $84,000 represented partial 2001 management fees.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2002 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

Exercise

Expiration

Name

Options

in 2002

Price ($/sh)

Date

Harmel S. Rayat

       0

     0

      n/a

   n/a

Jeet Sidhu

       0

     0

      n/a

   n/a

Harvinder Dhaliwal

       0

     0

      n/a

   n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2002

Options on December 31, 2002

Name

Exercisable

 Unexercisable

Exercisable

    Unexercisable

Harmel S. Rayat

0

0

        0

0

Jeet Sidhu

0

0

        0

0

Harvinder Dhaliwal

0

0

        0

0

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 4th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

          47,203,332

83%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat (2)

             5,500,000

10%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Jeet Sidhu (3)

750,000

1.3%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal (4)

  75,000

0.1%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

            53,528,332                  95%

as a group (3 persons)

(1)

Includes 1,900,000 shares and 1,900,000 share purchase warrants held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

(2)

Includes 5,500,000 stock options granted on February 10th, 2003, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans

(3)

Includes 750,000 stock options granted on February 10th, 2003, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

(4)

Includes 75,000 stock options granted on February 10th, 2003, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Fees. The Company incurs management fees from the services of its president and majority shareholder at the rate of $3,000 per month, which could result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.

During 2002 and 2001, the Company charged $144,000 to operations for management and consulting fees incurred for services rendered by the Company’s President and majority stockholder.  During 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued. During 2001, the Company converted $134,000 of debt to equity of which $50,000 represented the accounts payable balance at December 31, 200 0 and $84,000 represented partial 2001 management fees.

Properties. The Company's office is located at Suite 216, 1628 West 1st  Avenue, Vancouver,  BC, V6J 1G1. These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of the Company's

President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Common Stock. The Company’s Board of Directors approved the following issuances of common stock representing services rendered by its President and majority stockholder as follows:

(1)

On April 26, 2002, the Company authorized the issuance of 2,160,000 shares of common stock issued for the conversion of $108,000 of debt to equity at a deemed price of $0.05 per share.

(2)

On July 25, 2002, the Company authorized the issuance of 2,390,000 shares of common stock issued for investor relations services provided valued at $0.05 per share, or $119,500.

(3)

On December 18, 2002, the Company authorized the issuance of 1,920,000 shares of common stock for the conversion of $96,000 of debt to equity at a deemed price of $0.05 per share.

Warrants. At a Board of Directors meeting held on February 7th, 2003, the Company’s Board of Directors agreed to extend the expiration date of 12,000,000 currently outstanding share purchase warrants from March 22nd, 2003, to March 22nd, 2005, with all other warrant terms and conditions remaining the same.

The 12,000,000 share purchase warrants were issued as part of a $300,000 financing completed during March 1999. Of the 12,000,000 currently outstanding share purchase warrants, 1,900,000 warrants are held by the wife of Mr. Harmel S. Rayat and 8,100,000 are held by other family members of Mr. Harmel S. Rayat. Mr. Rayat, the Company’s President and CEO, disclaims beneficial ownership all share purchase warrants held by his wife and other family members.

Stock Options. On December 18, 2002, the Company’s Board of Directors agreed to establish 10,075,000 stock options out of the 40,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, with terms and conditions, such as expiration dates and vesting periods being defined and agreed upon in individual stock option agreements at a later date.

These terms and conditions were finalized at a Board of Directors meeting held on February 10th, 2003, when the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with Mr. Harmel S. Rayat, the Company’s President and Chief Executive Officer, for 5,500,000 stock options and with Jeet Sidhu, one of the Company’s Directors, for 750,000 stock options, both individuals being entitled to purchase common stock at $0.07 per share, expiring 10 years from the grant date.  The option price was based on the closing price of the Company’s shares on December 18th, 2002, the date on which the Company’s Board of Directors originally established the stock options.  All of the options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

Also on February 10th, 2003, the Board of Directors authorized the Company to grant 75,000 options to purchase common stock to its Secretary, Treasurer and Director at $0.38 per share, based on the average of the last five closing prices of the Company’s shares and expiring 10 years from the grant date.  The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

The Company plans to register all options under its 2001 Stock Option Plan under Form S-8.

ITEM 13:

EXHIBITS AND REPORTS ON FORM 8-K

See List of Exhibits filed as part of this Annual Report on Form 10KSB.

During the Company's fourth fiscal quarter, the following reports were filed on Form 8-K:

On December 20, 2002, in an amended filing under Item 5 (Other Events), the Company announced that it was ceasing all web related operations and closing its website, newcompanycapital.com, due to the poor performance of the Company’s business and continued weakness in its business sector. Additionally, the Company announced the signing of a Cooperative Research and Development Agreement with the United States Department of Agriculture, which involves optimizing the function of a patented cell line and applying this technology to the development of extracorporeal liver assist device.

On December 20, 2002, in an amended filing under Item 5 (Other Events), the Company announced the issuance of 1,920,000 restricted shares of its common stock at a price of $0.05 per share in exchange for satisfaction of a debt owed to Harmel S. Rayat, a director of the Company.  The debt was for a total of $96,000.00 due for management fees. Additionally, the Company announced the that it has agreed to establish 10,000,000 stock options out of the 40,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001, for certain directors, employees and consultants, with terms and conditions, such as exercise price, expiration dates and vesting periods being defined and agreed upon in individual Incentive Stock Option Agreements at a later date. Out of the 10,000,000 stock options, 5,500,000 were established for Mr. Harmel S. Rayat and 750,000 for Mr. Jeet Sidhu, both directors of the Company.

ITEM 14:

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the  Chief  Executive  Officer’s  and the Principal Financial  Officer’s responsibility  to ensure that we maintain  disclosure  controls and  procedures designed  to  provide  reasonable  assurance  that  material  information,  both financial and non-financial, and other information required under the securities laws to be disclosed is identified and  communicated  to senior  management on a timely  basis.  Our disclosure   controls and procedures include periodic management meetings to ensure communication of reportable events, receipt of ongoing advice from legal council and outside auditors on new legislation and updating, if required, the Company’s disclosure controls and procedures.

Changes in Internal Controls

During the fourth quarter of 2002, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 4th day of April , 2003.

ZETA CORPORATION

/s/ Harmel S. Rayat

Harmel S. Rayat

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Director

April 4th , 2003

Harmel S. Rayat

Chief Executive Officer

/s/ Jeet Sidhu

Director

April 4th , 2003

Jeet Sidhu

/s/ Harvinder Dhaliwal

Director, Secretary/Treasurer

April 4th , 2003

Harvinder Dhaliwal

Principal Financial Officer

CERTIFICATION

I, Harmel S. Rayat, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Zeta Corporation:

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented   in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4th , 2003

/s/ Harmel S. Rayat

Harmel S. Rayat

Chief Executive Officer

CERTIFICATION

I, Harvinder Dhaliwal, certify that:

1)   I have reviewed this annual report on Form 10-KSB of Zeta Corporation:

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented  in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4th , 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer

LIST OF EXHIBITS

Exhibit Number

Description

99.1

Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                       Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  Zeta Corporation (the "Company") on Form  10-KSB  for the  period  ending  December 31st,  2002, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Harmel S. Rayat,  Chief  Executive  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date: April 4th , 2003

 /s/ Harmel S. Rayat

Harmel S. Rayat

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  Zeta Corporation (the "Company") on Form  10-KSB  for the  period  ending  December 31st,  2002, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Harvinder Dhaliwal,  Principal Financial  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date: April 4th , 2003

 /s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer