Form 10QSB
period 2003-03-31
ZETA CORP
filed 2003-05-15
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

__

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  0-29819

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(exact name of small business issuer as specified in its charter)

FLORIDA

58-2349413

(State or other jurisdiction of

 (IRS Employer Identification No.)

incorporation or organization)

Suite 216 – 1628 West 1st Avenue, Vancouver, BC

V6J 1G1

(Address of principal executive offices)

(Postal Code)

Registrant's telephone number, including area code:

(800) 518-4879

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: as of May 1, 2003, there were 56,613,332 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [ X ]

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

FORM 10-QSB, QUARTER ENDED MARCH 31, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis

10

Item 3.  Control and Procedures

13

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

14

Item 2. Changes in Securities

14

Item 3. Defaults Upon Senior Securities

14

Item 4. Submission of Matters to a Vote of Security Holders

14

Item 5. Other Information

14

Item 6. Exhibits and Reports on Form 8-K

14

Signatures

16

Certifications

17

Exhibit 99.1  Certification of Principal Executive and Principal Financial Officer

       19

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(A Development Stage Company)

 BALANCE SHEET

MARCH 31, 2003

(Unaudited)

ASSETS	March 31, 2003

Current Assets
Cash	$22,105
Total Current Assets	22,105

Fixed Assets, Net	295

Total Assets	$22,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$120
Accounts Payable – Related Party	9,000
Total Current Liabilities	9,120

Stockholders' Equity
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 56,613,332 Shares	56,613
Additional Paid In Capital	1, 188 , 552
Loss Accumulated During the Development Stage	(1, 231 , 885 )
Total Stockholders' Equity	13,280

Total Liabilities and Stockholders’ Equity	$22,400

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION )

(A Development Stage Company)

STATEMENT S OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002,

AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2003

(Unaudited)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	From Inception (October 21, 1997) to March 31, 2003
Revenues	$0	$0	$0

Expenses
General and Administrative (Related Party-2003:$9,000 and 2002:$36,000)	22 , 520	46,398	1, 261 , 422

Other Income
Interest Income	70	533	29,537

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$( 22 , 450 )	$(45,865)	$(1, 231 ,8 85 )

Basic and Diluted Loss Per Common Share	$(0.000)	$(0.001)	$(0.0 31 )

Weighted Average Common Shares Outstanding	56,613,332	50,133,332	39,132,458

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2003

(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	From Inception (October 21, 1997) to March 31, 2003
Cash Flows From Operating Activities
Net Loss	$( 22 , 450 )	$(45,865)	$(1, 231 , 885 )
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Stock Option Compensation Cost	9,065	-	9,065
Common Stock Issued For Services	-	-	523,100
Depreciation	288	289	3,175
Conversion of Debt to Equity			338,000
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	6,600	35,630	9 ,120
Total Adjustments	15 , 953	35,919	882,460
Net Cash Flows Used In Operating Activities	(6,497)	(9,946)	(349,425)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,470)
Net Cash Flows Used In Investing Activities	0	0	(3,470)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	375,000
Net Cash Flows Provided By Financing Activities	0	0	375,000

Increase (Decrease) in Cash and Cash Equivalents	(6,497)	(9,946)	22,105
Cash and Cash Equivalents, Beginning of Period	28,602	136,731	0
Cash and Cash Equivalents, End of Period	$22,105	$126,785	$22,105

Supplemental Information
Cash paid for:
Interest and Income Taxes	$ 0	$ 0	$ 0
Noncash investing and financing activities:
Conversion of debt to equity	$ 0	$ 0	$338,000
Common Stock Issued For Services	$ 0	$ 0	$523,100

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION )

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2002 Annual Report on Form 10-KSB.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator).  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

The computation of basic and diluted loss per share is as follows:

	Three months ended March 31, 2003	Three months ended March 31, 2002	Inception (October 21, 1997) to March 31, 2003
Numerator-net loss available to common stockholders	$(22,450)	$(45,865)	$(1, 231,885 )
Denominator-weighted average number of common shares outstanding	56,613,332	50,133,332	39,132,458
Basic and diluted loss per common share	$(0.000)	$(0.001)	$(0.0 31 )

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  The Company is a development stage company and is devoting substantially all of its present efforts in establishing a new business.  The Company has limited operations and has not yet relied on revenues for funding.  The Company’s working capital funds have been satisfied through its cash reserves, which were obtained through the issuance of common stock.  The Company’s ability to meet its future funding requirements and the success of future operations cannot be determined at this time.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device. It is the Company’s belief that it will continue to incur losses for at least the next 12 months and   will need to obtain additional funding to meet its research and development commitments and  to satisfy its operati ng expenses.     There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will be on acceptable terms.   The Company anticipates that its majority shareholder will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months, however, there can also be no assurances to that effect.  The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 and 2002, the Company charged $9,000 and $36,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. As of March 31, 2003, the Company owed $9,000 for outstanding management fees, which is included in accounts payable.

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 – COOPERATIVE AGREEMENT

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1)$91,500 within 30 days of signing the Agreement;

(2)$20,700 on or before 1/31/03;

(3)$20,700 on or before 4/30/03;

(4)$20,700 on or before 7/31/03;

(5)$91,500 on or before 10/31/03;

(6)$15,875 on or before 1/31/04;

(7)$15,876 on or before 4/30/04; and

(8)$15,876 on or before 8/1/04

The signed agreement required payment in accordance with the schedule above, however ARS has agreed to allow the Company to forward payment number (2) ninety days after the hiring of a post-doctoral research associate for the Company’s research, with additional research staff to be hired when required.  All subsequent scheduled payments will begin ninety days after this payment is made.  The Company anticipates placing a research associate by the end of May 2003 and its funding commitments to resume as agreed.  The Company paid $91,500 during 2002 as scheduled.

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

NOTE 6 – STOCK OPTIONS AND WARRANTS

Options – The Company granted 10,075,000 stock options during the quarter ended March 31, 2003, out of the 40,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan (the “Plan”), which expire ten years from the date of grant, and are currently outstanding as of March 31, 2003.  The Plan was registered with the Securities and Exchange Commission on May 7, 2003, and is designed to retain directors, executives and selected employees and consultants, and reward them for making major contributions to the success of the Company by providing them with a proprietary interest in the growth and performance of the Company.  The Company granted 10,000,000 options, (of which 6,325,000 were to officers and directors), exercisable at $0.07 per share that vest over three years and 75,000 options exercisable at $0.38 per share that vest 50% immediately and 50% in 180 days.  Total options exercisable as of March 31, 2003, were 3,333,333 at $0.07 per share and 37,500 at $0.38 per share.

Warrants – During the quarter ended March 31, 2003, the Board of Directors authorized the Company to extend the expiration date of 12,000,000 currently outstanding share purchase warrants from March 22nd, 2003, to March 22nd, 2005, with all other warrant terms and conditions remaining the same.

NOTE 7 – SUBSEQUENT EVENTS

On April 17, 2003, the Board of Directors authorized a change in the Company’s name to HepaLife Technologies, Inc. and to amend the Company’s Articles of Incorporation to reflect the change.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

When used in this discussion, the words "believes,” "anticipates,” "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company’s ability to continually expand its client base and other factors described in the company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.

Overview

HepaLife Technologies, Inc. (formerly known as Zeta Corporation ) (www.hepalife.com) is a development stage company concentrating its efforts in the field of biotechnology, focused on the research, development and eventual commercialization of technologies and products to treat various forms of liver dysfunction and disease.

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

General and Administrative Expenses. During the three month period ended March 31, 2003 and 2002, we incurred $ 22,520 and $46,398, respectively, in general and administrative expenses. This decrease of $ 23 , 878 or 51%, is primarily due to lower management fees.

Interest Income. Interest income was $70 and $533 for the three month period ended March 31, 2003 and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of March 31, 2003, the Company's accumulated deficit was $1, 231,885 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended March 31, 2003 and 2002, we  recorded a net loss of $ 22,450 or $0.000 per share, and $45,865 or $0.001 per share, respectively.

Liquidity and Capital Resources

As of March 31, 2003, we had a cash balance of $22,105, compared to $28,602 at December 31, 2002.    We anticipate we will need additional funding during the next twelve months to satisfy our operating expenses and commitments under our research and development contract with the USDA. The Company’s plans to satisfy its cash requirements are discussed below in “Plan of Operations.”

Plan of Operations

Our  principal source of liquidity is cash in bank, which we anticipate will not be sufficient to fund our operating and research requirements as currently planned for the next twelve months. .. To meet our research and operating needs for the next twelve months, we plan to seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. We anticipate that our major shareholder will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months,  however, there can be no assurances to that effect.

If adequate funds are not available or not available on acceptable terms, we may be unable to fund further research and operating plans,  required to scale back or abandon our research and product development activities, reduce our workforce , and license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition.

On November 1st, 2002, we entered into a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service (ARS), which called for a total payment of $292,727 to ARS over two year period, as listed below:

(1)$91,500 within 30 days of signing the Agreement (paid during 2002);

(2)$20,700 on or before 1/31/03;

(3)$20,700 on or before 4/30/03;

(4)$20,700 on or before 7/31/03;

(5)$91,500 on or before 10/31/03;

(6)$15,875 on or before 1/31/04;

(7)$15,876 on or before 4/30/04; and

(8)$15,876 on or before 8/1/04

The signed agreement required payment in accordance with the schedule above, however ARS has verbally agreed to allow the Company to forward payment number (2) ninety days after the hiring of a post-doctoral research associate for the Company’s research, with additional research staff to be hired when required.  ARS is currently interviewing prospective candidates meeting the requirements to perform the research and development for the Company.  The Company anticipates placing a research associate by the end of May 2003 and its funding commitments to resume as agreed.  All subsequent scheduled payments will begin ninety days after this payment is made.

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

Our future funding requirements will depend on numerous factors, including the success of the Company's research and development activities and that the anticipated products and technologies will be commercially viable or successfully marketed.  Due to the "start up" nature of our business, we expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.  We expect to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

During the three - month periods ended March 31, 2003 and 2002, the Company charged $9,000 to operations for management and consulting fees incurred for services rendered by the president and majority stockholder.  Included in accounts payable at March 31, 2003, is a payable of $9,000 for these fees.

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

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decision regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II  Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On April 22, 2003, the Company filed an 8-K announcing that the Company’s Board of Directors had agreed to change the Company’s name to HepaLife Technologies, Inc. in order to more accurately describe the Company’s business and to amend its Articles of Incorporation to reflect the name change.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

3.1

Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12g file on March 7, 2000, SEC file number 000-2981 (the “Registration Statement”) and 8-Kfiled on April 22, 2003.

3.2

By-laws of the Company incorporated by reference and included in the Company’s Registration Statement.

99.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 7, 2003, the Company filed an 8-K announcing that the Company’s Board of Directors had agreed to extend the expiration date of 12,000,000 currently outstanding share purchase warrants from March 22nd, 2003, to March 22nd, 2005, with all other warrant terms and conditions remaining the same.   The 12,000,000 share purchase warrants were issued as part of a $300,000 financing completed during March 1999. Of the 12,000,000 currently outstanding share purchase warrants, 1,900,000 warrants are held by the wife of Mr. Harmel S. Rayat and 8,100,000 are held by other family members of Mr. Harmel S. Rayat. Mr. Rayat, the Company’s President and CEO, disclaims beneficial ownership all share purchase warrants held by his wife and other family members.

On February 11, 2003, the Company filed an 8-K announcing that the Company’s Board of Directors had agreed enter into 10 year NonStatutory Stock Option Agreements with Harmel S. Rayat and Jeet

Sidhu, Directors of the Company. The Board also agreed establish an additional 75,000 options for Mr. Harvinder Dhaliwal, also a Director, from the Company’s 2001 Stock Option Plan.

Mr. Harmel S. Rayat’s stock option plan covers 5,500,000 shares at an exercise price of $0.07, the closing price of the Company’s shares prior to December 18th, 2002’s Board of Directors meeting when the Board of Directors agreed to establish the stock option plan. The options shall become exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

Mr. Jeet Sidhu’s plan covers 750,000 shares at an exercise price of $0.07, the closing price of the Company’s shares prior to December 18th, 2002’s Board of Directors meeting when the Board of Directors agreed to establish the stock option plan. The options shall become exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

Mr. Harvinder Dhaliwal’s 10 year NonStatutory Stock Option Agreement is for 75,000 shares out of the Company’s 2001 Stock Option Plan, and are exercisable at $0.38 per share, which is the average of the last five closing prices of the Company’s shares. The options shall become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days.

Additionally, the Company entered into two 10 year NonStatutory Stock Option Agreements with Ranjit Bhogal and Bhupinder Mann, both employees, covering 2,250,000 shares and 1,500,000 shares, respectively. Both agreements have an exercise price of $0.07 per share, the closing price of the Company’s shares prior to December 18th, 2002’s Board of Directors meeting when the Board of Directors initially agreed to establish the stock option plans. Both options shall become exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates.

The Company plans to register all shares under its 2001 Stock Option Plan under Form S-8.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION )

/s/ Harmel S. Rayat

Harmel S. Rayat

CEO and President

/s/ Jeet Sidhu

Jeet Sidhu

Director

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Director, Secretary & Treasurer

Dated: May 8 , 2003

CERTIFICATIONS

I, Harmel S. Rayat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HepaLife Technologies, Inc. ;

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

Date: May 8 , 2003

/s/ Harmel S. Rayat

Harmel S. Rayat

Chief Executive Officer

I, Harvinder Dhaliwal, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HepaLife Technlogies, Inc. ;

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

Date: May 8 , 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer

Exhibit 99.1

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER
AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Harmel S. Rayat, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of HepaLife Technologies, Inc. for the quarter ended March 31,2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of HepaLife Technologies, Inc.

Date: May 8, 2003

/s/ Harmel S. Rayat
 Harmel S. Rayat

Chief Executive Officer

        I, Harvinder Dhaliwal, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of HepaLife Technologies, Inc. for the quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of HepaLife Technologies, Inc.

Date: May 8, 2003

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Principal Financial Officer