Form 10QSB
period 2003-06-30
HEPALIFE TECHNOLOGIES INC
filed 2003-08-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June  30, 2003

____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

HEPALIFE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation)	000-29819 (Commission File Number)	58-2349413 (I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(800) 518-4879

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No [ ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: as of July 24, 2003, there were 56,613,332 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Balance Sheet

3

Interim Statements of Operations

4

Interim Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operations

9

Item 3.  Control and Procedures

21

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

22

Item 2. Changes in Securities and Use of Proceeds

22

Item 3. Defaults Upon Senior Securities

22

Item 4. Submission of Matters to a Vote of Security Holders

22

Item 5. Other Information

22

Item 6. Exhibits and Reports on Form 8-K

22

Signatures

23

Certifications

24

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited financial statements of HepaLife Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

JUNE 30, 2003 (Unaudited)

ASSETS

Current Assets
Cash	$63,095
Total Current Assets	63,095

Fixed assets, net	-

Total Assets	$63,095

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Liabilities (related party: $18,000)	$18,240
Notes Payable – Related Party (Note 4)	300,000
Total Current Liabilities	318,240

Stockholders' Deficiency
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 56,613,332	56,613
Additional Paid In Capital	1,179,487
Loss Accumulated During the Development Stage	(1,491,245)
Total Stockholders' Deficiency	(255,145)

Total Liabilities and Stockholders’ Deficiency	$63,095

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002,

AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2003

(Unaudited)

For The Three Months Ended June 30, 2003	For The Three Months Ended June 30, 2002	For The Six Months Ended June 30, 2003	For The Six Months Ended June 30, 2002	From Inception (October 21, 1997) to June 30, 2003

Revenues	$0	$0	$0	$0	$0

Selling, General and Administrative Expenses
General and Administrative	268,586	38,807	282,041	85,205	1,429,443
( r elated p arty management fees -six months ended 2003 and 2002: $18,000; $72,000)

Research and development expense (Note 2)	0	0	0	0	91,500

Total selling, general and administrative expenses	268,586	38,807	282,0 4 1	85,205	1,520,943

Other Income
Interest Income	161	519	231	1,052	29,698

Provision for income taxes	0	0	0	0	0

Net loss available to common stockholders	$(268,425)	$(38,288)	$(281,810)	$(84,153)	$(1,491,245)

Basic loss per common share	$(0.005)	$(0.001)	$(0.005)	$(0.002)	$(0.037)

Basic weighted average common shares outstanding	56,613,332	51,754,870	56,613,332	50,948,581	39,898,351

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2003

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception (October 21, 1997) to June 30, 2003
Cash Flows From Operating Activities
Net Loss	$(281,810)	$(84,153)	$(1,491,245)
Depreciation	583	577	3,470
Common Stock Issued For Services	0	600	523,100
Conversion of Debt to Equity	0	108,000	338,000
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	15,720	(36,311)	18,240
Total Adjustments	16,303	72,866	882,810
Net Cash Flows Used In Operating Activities	(265,507)	(11,287)	(608,435)

Cash Flows From Investing Activities
Purchase of Property and Equipment	0	0	(3,470)
Net Cash Flows Used in Investing Activities	0	0	(3,470)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	0	0	375,000
Proceed From Promissory Notes	300,000	0	300,000
Net Cash Flows Provided By Financing Activities	300,000	0	675,000

Increase (Decrease) in Cash and Cash Equivalents	34,493	(11,287)	63,095
Cash and Cash Equivalents, Beginning of Period	28,602	136,731	0
Cash and Cash Equivalents, End of Period	$63,095	$125,444	$63,095

Supplemental Information
Cash Paid For:
Interest	$0	$0	$0
Income Taxes	$0	$0	$0

Noncash Investing and Financing Activities:
Conversion of debt to equity	$0	$108,000	$338,000
Common Stock Issued For Services	$0	$600	$523,100

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited financial statements of HepaLife Technologies, Inc. (referred to herein as the “Company”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

NOTE 2. – EARNINGS (LOSS) PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

The computation of basic and diluted loss per share is as follows:

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002	Inception (October 21, 1997) to June 30, 2003
Numerator-net loss available to common stockholders	$(268,425)	$(38,288)	$(281,810)	$(84,153)	$(1,491,245)
Denominator-weighted average number of common shares outstanding	56,613,332	51,854,870	56,613,332	50,948,581	39,898,351
Basic and diluted loss per common share	$(0.005)	$(0.001)	$(0.005)	$(0.002)	$(0.037)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company is a development stage company and is devoting substantially all of its present efforts in establishing a new business.  The Company has limited operations and has not yet relied on revenues for funding.  The Company’s working capital funds have been satisfied through its cash reserves, which were obtained through the issuance of common stock during 1997 and 1999.  During the second quarter of 2003, the Company received $300,000 in proceeds from an unsecured note payable pursuant to a funding commitment of up to $750,000 from its president and majority stockholder (see Note 4).  The funds will be used to fund future cash requirements as needed. The Company anticipates the availability of such funding to be sufficient to meet its cash needs for at least the next twelve months.  It is the Company’s belief unmet cash requirements beyond the available funding commitment will further be contributed by the Company’s president and majority shareholder, however, there can also be no assurances to that effect.  The Company’s ability to meet further future funding requirements and the success of future operations cannot be determined at this time.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device. It is the Company’s belief that it will continue to incur losses for at least the next 12 months and may potentially need to obtain additional funding to meet its research and development commitments and to satisfy its operating expenses.  The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees – During the six months ended June 30, 2003 and 2002, the Company charged $18,000 and $72,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the president and majority stockholder. As of June 30, 2003, the Company owed $18,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable – At a Board of Directors meeting held on May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from Harmel S. Rayat, the president and majority stockholder of HepaLife Technologies, Inc.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.  On May 29th, 2003, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on May 29th, 2004 and bears an interest rate of 7.25% per annum.

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

(1)$91,500 within 30 days of signing the Agreement (which amount was paid);

(2)$20,700 on or before 8/19/03;

(3)$20,700 on or before 11/19/03;

(4)$20,700 on or before 2/19/04;

(5)$91,500 on or before 5/19/04;

(6)$15,875 on or before 8/19/04;

(7)$15,876 on or before 11/19/04; and

(8)$15,876 on or before 2/19/05

The agreement is for the purpose of funding salaries, equipment, travel and other indirect costs of a post-doctoral research associate.  The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line.  ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

All rights, title, and interest in any subject invention made solely (1) by ARS employees are owned by ARS, (2) solely by the Company are owned by the Company, and (3) jointly by ARS and the company are owned jointly between the Company and ARS.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  The option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an Inventions availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

ITEM 2. Management’s discussion and analysis or Plan of Operation

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending June 30, 2003, and specifically in the items entitled "Management’s discussion and analysis or plan of operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

HepaLife Technologies, Inc. (www.hepalife.com) is a development stage biotechnology company focused on the research, development and eventual commercialization of technologies and products to treat various forms of liver dysfunction and disease.

Presently, through a Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS), the primary tool linking government and industry researchers, HepaLife Technologies is working towards optimizing the hepatic functionality of a patented cell line (PICM-19), whose hepatic characteristics have been demonstrated to have potential application in the production of a patented artificial liver device for use by human patients with liver failure.

The CRADA program, authorized under the Federal Technology Transfer Act of 1986, allows federal laboratories and businesses to form commercial partnerships that help move new technologies into the marketplace. Under a CRADA, ARS scientists work with private firms to help commercialize the technologies developed.  A CRADA allows the collaborating company the first right to negotiate an exclusive license to any inventions that emerge under the agreement.

Liver Disease

According to the American Liver Foundation, 1 in every 11, or approximately 25 million Americans are afflicted with liver disease. During 2000 alone, 26,552 people died in the United States as a consequence of cirrhosis and chronic liver disease (National Vital Statistics Report, September 16, 2002).   In purely economic terms, liver-related problems cost society over $10 billion per year. In human terms, the costs cannot be calculated.   With over 500 documented functions, the liver is one of the most important and complex organs in the human body, primarily responsible for removing toxins and poisons from the bloodstream.  Everything we eat, drink and even smell impacts the liver.

Each year, hundreds of thousands of individuals worldwide experience acute or chronic liver failure caused by hepatitis and other infections, degenerative diseases, trauma, drug overdoses and alcohol abuse.  The last of these, alcohol abuse, is a major cause of liver disease in America today.

Alcohol Abuse

Of the nearly 14 million Americans (1 in every 20) that either abuse alcohol or are alcoholics (National Institute on Alcohol Abuse and Alcoholism), 10 to 20 percent will develop cirrhosis of the liver, one of the leading causes of death among young and middle-age adults in the US. Individuals with cirrhosis are particularly prone to developing fatal bacterial infections, kidney malfunctions, stomach ulcers, gallstones and cancer of the liver.

Chronic alcohol consumption may also increase the adverse side effects to the liver of medications used in the treatment of other conditions.

Drug Overdoses

Everyday pain relievers such as Bayer, Tylenol and Excedrin and other medications such as Neo-Citran and Sinutab, which contain acetaminophen, can also lead to serious liver problems. A study led by Dr. William Lee of the University of Texas, which was reported in the December 17, 2002, issue of Annals of Internal Medicine, concluded that acetaminophen overdose and drug reactions have replaced viral hepatitis as the most frequent apparent cause of acute liver failure.

According to the National Hospital Ambulatory Medical Care Survey (April 22, 2002), there were 108 million patient visits to emergency rooms during 2000, with medications being used in 74% of all these visits. An average of 1.6 drugs were used per emergency department visit, with pain relief medications containing Acetaminophen being the most frequently administered class of drug.

One of the functions of the liver is the detoxification of drugs and poisons. When experienced in large amounts, often the case in hospital emergency wards, or in combination with alcohol, drugs or poisons, the toxic overload can destroy the liver quickly. Each year, tens of thousands of individuals die due to acute liver failure as a result of drug overloads in emergency rooms worldwide.

Hepatitis

According to the Centers for Disease Control, between 15-25% (upwards of 312,500 Americans) of the estimated 1.25 million chronically infected hepatitis B sufferers will die from chronic liver disease. Globally, an estimated 300 million people are infected with hepatitis B, causing approximately 1,000,000 deaths per year.

Various studies, when combined together, suggest that over 200 million people around the world are infected with hepatitis C. Statistically, as many people are infected with hepatitis C as are with HIV, the virus that causes AIDS. Without large scale efforts to contain the spread of hepatitis C and treat infected populations, the death rate from hepatitis C will surpass that of AIDS by the turn of the century.

Of the estimated 4.5 million Americans infected with hepatitis C, for which there is no cure, an estimated 70-80% will develop chronic liver disease and 20% will die. The annual health care costs for the affected U.S. population with chronic hepatitis C has been estimated to be as high as $9 billion, compared to annual cost of $360 million for hepatitis B sufferers.

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

Liver Transplants

For people with severe liver failure, orthotopic liver transplantation is the only effective treatment therapy, now an estimated $1.5 billion business. At present, there are upwards of 17,000 adults and children medically approved and waiting for liver transplants in the U.S., which, at approximately $300,000 per transplant, would increase the potential size of the liver transplant market to over $5 billion if enough donor organs were available.  Unfortunately, there are just over 5,000 livers available for transplant annually. Due to a severe shortage of organ donors, the waiting time for potential liver recipients could be as long as two to three years, with 20-30% of these patients not surviving the wait period.

For those who receive liver transplants, some 31% will die within 5 years, while the rest will endure a life time of immunosuppressive drugs, rendering them susceptible to life threatening infections such as kidney failure and increased risk of cancer, and follow up costs of $25,000 per year to the health care system.  Sadly, patients suffering from advanced liver failure who are either not whole organ transplant candidates or who cannot find an available organ in a timely fashion have limited prospects for survival.

The need for an artificial liver device able to remove toxins and improve immediate and long-term survival results for patients suffering from liver disease is more critical today than ever before.  Limited treatment options, a low number of donor organs, the high price of transplants and follow up costs, a growing base of hepatitis, alcohol abuse, drug overdoses and other factors that result in liver disease, all clearly indicate that a strong need exists for an artificial liver device, now and into the foreseeable future.

Research Objectives

The overall objective of our research work is to optimize the culture conditions for the PICM-19 liver stem cell line so that the cells grow faster, reach higher densities, and have good function of key liver metabolic and detoxification enzyme systems. Concurrent with these cell biology efforts, bioengineering investigations on the cell culture hardware of the artificial liver device are ongoing.

Other specific research objectives are:

•

Develop cell culture system allowing the growth and differentiation of PICM-19 cells without STO feeder cell support.

•

Develop serum-free, defined or semi-defined medium cell culture system for growth and differentiation of PICM-19 cells.

•

Develop spheroid cultures of PICM-19 cells and test of rotating cell culture system (RCCS) for production and maintenance of spheroids.

•

Assay PICM-19 monolayer cultures and spheroid cultures for liver specific functions; inducible P450 activity and content, γ-glutamyltranspeptidase activity, urea production, and ammonia clearance.

•

Assay PICM-19 liver specific protein synthesis and secretion by electrophoretic and immunochemical techniques.

•

Assay liver specific markers in PICM-19 by immunocytochemistry.

•

Document PICM-19 hepatocyte morphology by light and electron microscopy.

Ideally, further characterization and improvements required in the culture technology will result in the cell line not requiring feeder cell support and growth in a completely serum-free defined medium. These advancements would facilitate the objective of adapting and applying the optimized PICM-19 cell line technology to the development of an artificial liver device.

Ongoing research and development work is being conducted at two laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located in Beltsville, Maryland.

CRITICAL ACCOUNTING POLICIES

Our discussion and plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had a cash balance of $63,095.  During the second quarter of 2003, we entered into an agreement with our president and majority stockholder to obtain funds of up to $750,000, which will be drawn down on a “as needed basis” and used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.  On May 29th, 2003, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note, which is due on May 29th, 2004, and bears an interest rate of 7.25% per annum.

We anticipate we will need additional funding during the next twelve months to satisfy our operating expenses and commitments under our research and development contract with the USDA. The Company’s plans to satisfy its cash requirements are discussed below in “Plan of Operation.”

PLAN OF OPERATION

Our principal source of liquidity is cash in bank, which currently is not sufficient to fund our operating and research requirements as currently planned for the next twelve months. To meet our research and operating needs for the next twelve months, we plan to access additional funding by borrowing money under the funding commitment entered in May 2003 with our president and majority stockholder.  However, there can be no assurances to that effect.

If adequate funds, beyond those available under our funding arrangement with our president and majority stockholder, are required and are not available or not available on acceptable terms, we may be unable to fund further research and operating plans, required to scale back or abandon our research and product development activities, reduce our workforce, and license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition.

On November 1st, 2002, we entered into a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service (ARS), which called for a total payment of $292,727 to ARS over two year period, as listed below:

(1)$91,500 within 30 days of signing the Agreement (which amount was paid);

(2)$20,700 on or before 8/19/03;

(3)$20,700 on or before 11/19/03;

(4)$20,700 on or before 2/19/04;

(5)$91,500 on or before 5/19/04;

(6)$15,875 on or before 8/19/04;

(7)$15,876 on or before 11/19/04; and

(8)$15,876 on or before 2/19/05

The agreement is for the purpose of funding salaries, equipment, travel and other indirect costs of a post-doctoral research associate.  The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line.  ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

All rights, title, and interest in any subject invention made solely (1) by ARS employees are owned by ARS, (2) solely by the Company are owned by the Company, and (3) jointly by ARS and the company are owned jointly between the Company and ARS.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  Option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an Inventions availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

Our future funding requirements will depend on numerous factors, including the success of the Company's research and development activities and that the anticipated products and technologies will be commercially viable or successfully marketed.  Due to the "start up" nature of our business, we expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.  We expect that to be able to fund our cash requirements over the next twelve months under our funding arrangement with our president and majority stockholder.  However, additional funds required beyond those obtained will need to be raised under private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Related Party Transactions

Management Fees – During the three-month periods ended June 30, 2003 and 2002, the Company charged $9,000 to operations for management and consulting fees incurred for services rendered by the president and majority stockholder.  Included in accounts payable and accrued liabilities at June 30, 2003, is a payable of $18,000 for these fees.   The Company incurs management fees from the services of its president and majority shareholder at the rate of $3,000 per month, which could result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.   There is no management or consulting agreement in effect nor is there an agreement in place to do convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable – At a Board of Directors meeting held on May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from Harmel S. Rayat, a Director and majority shareholder of HepaLife Technologies, Inc. Proceeds from the loan, which will be drawn down on a “as needed basis” to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.  On May 29th, 2003, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on May 29th, 2004 and bears an interest rate of 7.25% per annum.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver,  BC, V6J 1G1. These premises are owned by the wife and father of the Company's President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the on the Company.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of  Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This Statement is generally effective for 45 contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $1,491,245 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of July 30th, 2003, our officers and board members own 45,303,332 of the 56,613,332 outstanding common stock, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest which may not be consistent with your objectives or desires.

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

We are considered a penny stock.

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.”  These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them.  There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers.  The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock.  The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value.  Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

-

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers

Penny stocks are  securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation  system  (NASDAQ-listed stocks must still meet  requirement  (i)  above);  or (iv) of an issuer with net tangible  assets  less than  $2,000,000  (if the issuer  has been in  continuous operation  for at least three years) or $5,000,000  (if in continuous  operation for less  than  three  years),  or with average  annual  revenues  of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers  dealing in penny stocks to provide  potential  investors with a document  disclosing  the risks of penny stocks and to obtain a manually  signed and dated written receipt of the document before  effecting any transaction in a penny stock for the  investor’s  account.  Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 of the  Commission  requires  broker-dealers  in penny stocks to approve the  account of any investor  for  transactions  in such stocks  before selling  any  penny  stock  to  that  investor.   This procedure  requires  the broker-dealer to (i) obtain from the investor information  concerning his or her financial  situation,  investment  experience  and investment  objectives;  (ii) reasonably  determine, based on that  information,  that  transactions in penny stocks are  suitable  for the  investor  and that the investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor’s financial situation,  investment  experience and investment  objectives.  Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

We will be subject to approval by regulatory authorities and are subject to government regulation.

Some of our products will be subject to regulation in the United States by the Food and Drug Administration and by comparable regulatory authorities in foreign jurisdictions. The Company’s artificial liver device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process.  First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug (“IND”) application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

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

If Phase II trials are successfully completed, Phase III studies will commence.  Phase III studies are expanded  controlled  and  uncontrolled  trials which are intended to gather additional information about safety and efficacy in order to evaluate  the overall  risk and/ or benefit  relationship  of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time or money that will be required to complete Phase I, II and III studies, this process often lasts several years.

Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application (“PLA”). Approval of the PLA or IND is necessary before a company may market the product.  The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA’s comments on the application, and the time required to provide satisfactory answers or additional clinical data when requested.

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

ITEM 3. Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant’s management, including the president, as appropriate to allow timely decision regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

On April 17th, 2003, our Board of Directors unanimously approved, subject to shareholder approval, an amendment to our Articles of Incorporation to change our corporate name to “HepaLife Technologies, Inc.” Also, on April 17th, 2003, one shareholder owning in excess of the required majority of our outstanding common stock necessary for the adoption of the action, approved the name change by action taken by written consent.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)

Exhibits

3.1*

Articles of Incorporation, as amended, of the Company incorporated by reference and included in the Company’s Registration Statement on Form 10-SB 12G file on March 7th, 2000, SEC file number 000-2981 (the “Registration Statement”) and 8-K filed on April 22, 2003.

3.2*

By-laws of the Company incorporated by reference and included in the Company’s Registration  Statement.

10.1*

Unsecured Promissory Note

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b) Reports on Form 8-K

April 22, 2003:  The Company filed under items 5 and 7:  On April 17th, 2003, the Company’s Board of Directors agreed to change the Company’s name to HepaLife Technologies, Inc. in order to more accurately describe the Company’s business and to amend its Articles of Incorporation to reflect the name change.

May 29, 2003:  The Company filed under items 5 and 7:  On May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from Harmel S. Rayat, a Director and majority shareholder of HepaLife Technologies, Inc. Proceeds from the loan, which will be drawn down on a “as needed basis” at a rate of prime plus 3%, will fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements. On May 29th, 2003, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on May 29th, 2004 and bears an interest rate of 7.25%.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPALIFE TECHNOLOGIES, INC.

/s/ Harmel Rayat

Harmel S. Rayat

CEO and President

/s/ Jeet Sidhu

Jeet Sidhu

Director

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Director, Secretary & Treasurer

Dated: August 11, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Hepalife Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harvinder Dhaliwal, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of Hepalife Technologies, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Harvinder Dhaliwal
Harvinder Dhaliwal Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Hepalife Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat President and Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by Hepalife Technologies, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 11, 2003	By:	/s/ Harvinder Dhaliwal
Harvinder Dhaliwal Principal Financial Officer