Form 10QSB
period 2003-09-30
HEPALIFE TECHNOLOGIES INC
filed 2003-11-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Mark One)

    X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: as of November 3, 2003, there were 56,710,832 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Balance Sheet

3

Interim Statements of Operations

4

Interim Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis

9

Item 3.  Control and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Changes in Securities

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

26

Certifications

27

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

The accompanying unaudited financial statements of HepaLife Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM BALANCE SHEET

SEPTEMBER 30, 2003 (Unaudited)

ASSETS

Current Assets
Cash	$73,946
Stock subscription receivable	4,750
Total Current Assets	78,696

Fixed assets, net	-

Total Assets	$78,696

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Liabilities (related party: $27,000)	$34,839
Notes Payable – Related Party ( Note 4)	650,000
Total Current Liabilities	684,839

Stockholders' Deficiency
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 56,650,832	56,651
Additional Paid In Capital	1,193,699
Deficit Accumulated During the Development Stage	(1,856,493)
Total Stockholders' Deficiency	(606,143)

Total Liabilities and Stockholders’ Deficiency	$ 78,696

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002,

AND FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2003

(Unaudited)

For The Three Months Ended Sept. 30, 2003	For The Three Months Ended Sept. 30, 2002	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2002	Cumulative From Inception

Revenues	$-	$-	$-	$-	$-

Selling, General and Administrative Expenses
General and Administrative	335,941	123,458	599,982	136,663	997,384
Management fees – related party	9,000	36,000	27,000	108,000	777,000
Research and development expense (Note 5)	20,700	-	20,700	-	112,200

Total selling, general and administrative expenses	365,641	159,458	647,682	244,663	1,886,584

Other Income
Interest Income	393	515	624	1,567	30,091

Provision for income taxes	-	-	-	-	-

Net loss available to common stockholders	$(365,248)	$(158,943)	$(647,058)	$(243,096)	$(1,856,493)

Basic loss per common share	$(0.006)	$(0.003)	$(0.011)	$(0.005)	$(0.046)

Basic weighted average common shares outstanding	56,619,446	54,063,002	56,615,392	51,967,947	40,607,331

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2003

(Unaudited)

	For The Nine Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2002	Cumulative From Inception
Cash Flows From Operating Activities
Net Loss	$(647,058)	$(243,096)	$ (1,856,493)
Depreciation	583	865	3,470
Common Stock Issued For Services	-	120,100	523,100
Conversion of Debt to Equity	-	108,000	338,000
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
(Increase) Decrease in Stock Subscription Receivable	(4,750)	-	(4,750)
Increase (Decrease) in Accounts Payable (related party $27,000)	32,319	(206)	34,839
Total Adjustments	28,152	228,759	894,659
Net Cash Flows Used In Operating Activities	(618,906)	(14,337)	(961,834)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,470)
Net Cash Flows Used in Investing Activities	-	-	(3,470)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	375,000
Proceeds From the Exercise of Stock Options	14,250	-	14,250
Proceed From Promissory Notes – Related Party	650,000	-	650,000
Net Cash Flows Provided By Financing Activities	664,250	-	1,039,250

Increase (Decrease) in Cash and Cash Equivalents	45,344	(14,337)	73,946
Cash and Cash Equivalents, Beginning of Period	28,602	136,731	-
Cash and Cash Equivalents, End of Period	$73,946	$122,394	$73,946

Supplemental Information
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Noncash Investing and Financing Activities:
Conversion of debt to equity	$-	$108,000	$338,000
Common Stock Issued For Services	$-	120,100	$523,100

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1.  BASIS OF PRESENTATION

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2003.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended December 31, 2002, filed with the Company's Annual Report on Form 10-KSB.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

The computation of basic and diluted loss per share is as follows:

	Three months ended Sept. 30, 2003	Three months ended Sept. 30, 2002	Nine months ended Sept. 30, 2003	Nine months ended Sept. 30, 2002	Cumulative From Inception
Numerator-net loss available to common stockholders	$(365,248)	$(158,943)	$(647,058)	$(243,096)	$(1,856,493)
Denominator-weighted average number of common shares outstanding	56,619,446	54,063,002	56,615,392	51,967,947	40,607,331
Basic and diluted loss per common share	$(0.006)	$(0.003)	$(0.011)	$(0.005)	$(0.046)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company is a development stage company and is devoting substantially all of its present efforts in establishing a new business.  The Company has limited operations and has not yet relied on revenues for funding.  The Company’s working capital funds have been satisfied through its cash reserves, which were obtained through the issuance of common stock during 1997 and 1999.  During the second and third quarter of 2003, the Company received $300,000 and $350,000, respectively, in proceeds from an unsecured note payable pursuant to a funding commitment of up to $750,000 from its secretary, treasurer and majority stockholder (see Note 4). The funds will be used to fund future cash requirements as needed. The Company anticipates the availability of such funding to be sufficient to meet its cash needs for at least the next twelve months.  It is the Company’s belief unmet cash requirements beyond the available funding commitment will further be contributed by the Company’s secretary, treasurer and majority shareholder, however, there can also be no assurances to that effect.  The Company’s ability to meet further future funding requirements and the success of future operations cannot be determined at this time.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management fees – During the nine months ended September 30, 2003 and 2002, the Company charged $27,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the secretary, treasurer and majority stockholder. As of September 30, 2003, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable – At a Board of Directors meeting held on May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from Harmel S. Rayat, the secretary, treasurer and majority stockholder of HepaLife Technologies, Inc.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements. On May 29th, 2003, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on May 29th, 2004, and bears an interest rate of 7.25% per annum. On August 27th, 2003, the Company drew down an additional $350,000 from the loan commitment and issued an unsecured promissory note, which is due on August 28th, 2004, and bears an interest rate of 7.00% per annum.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of the Company's secretary, treasurer and majority stockholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 - COOPERATIVE AGREEMENT

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1) $91,500 within 30 days of signing the Agreement;

(2) $20,700 on or before 8/19/03;

(3) $20,700 on or before 11/19/03;

(4) $20,700 on or before 2/19/04;

(5) $91,500 on or before 5/19/04;

(6) $15,875 on or before 8/19/04;

(7) $15,876 on or before 11/19/04; and

(8) $15,876 on or before 2/19/05

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

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending September 30, 2003, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

HepaLife Technologies, Inc. (www.hepalife.com) is a development stage biotechnology company focused on the research, development and eventual commercialization of technologies and products to treat various forms of liver dysfunction and disease.

Presently, through a Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS), the primary tool linking government and industry researchers, the Company is working towards optimizing the hepatic functionality of a patented cell line (PICM-19), whose hepatic characteristics have been demonstrated to have potential application in the production of a patented artificial liver device for use by human patients with liver failure.

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

Other specific research objectives are:

 - Develop cell culture system allowing the growth and differentiation of PICM-19 cells without STO feeder cell support.

 - Develop serum-free, defined or semi-defined medium cell culture system for growth and differentiation of PICM-19 cells.

 - Develop spheroid cultures of PICM-19 cells and test of rotating cell culture system (RCCS) for production and maintenance of spheroids.

 - Assay PICM-19 monolayer cultures and spheroid cultures for liver specific functions; inducible P450 activity and content, γ-glutamyltranspeptidase activity, urea production, and ammonia clearance.

 - Assay PICM-19 liver specific protein synthesis and secretion by electrophoretic and immunochemical techniques.

 - Assay liver specific markers in PICM-19 by immunocytochemistry.

 - Document PICM-19 hepatocyte morphology by light and electron microscopy.

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

Liquidity and Capital Resources

As of September 30, 2003, we had a cash balance of $73,946, compared to $28,602 at December 31, 2002.  The increase in cash balance of $45,344 since the beginning of 2003 is due to receipts from proceeds from the sale of common stock and the exercise of stock options, and proceeds from  funds received under promissory notes from the secretary, treasurer and majority shareholder of the Company.

We anticipate we will need additional funding during the next twelve months to satisfy our ongoing operating expenses and commitments under our research and development contract with the USDA. The Company’s plans to satisfy its cash requirements are discussed below in “Plan of Operations.”

Plan of Operations

Our principal source of liquidity is cash in bank, which we anticipate will not be sufficient to fund our operating and research requirements as currently planned for the next twelve months. To meet our research and operating needs for the next twelve months, we plan to seek additional funding through collaborative arrangements, by borrowing money or by selling additional equity securities. We also anticipate that our major shareholder will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months, however, there can be no assurances to that effect.

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

Our future funding requirements will depend on numerous factors, including the success of the Company's research and development activities and that the anticipated products and technologies will be commercially viable or successfully marketed.  Due to the "start up" nature of our business, we expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.  We expect that to be able to fund our cash requirements over the next twelve months under our funding arrangement with our secretary, treasurer and majority stockholder.  However, additional funds required beyond those obtained will need to be raised under private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

The Company has no current plans for the purchase or sale of any plant or equipment, nor any current plans to make any significant changes in the number of employees.

Related Party Transactions

During the nine months ended September 30, 2003 and 2002, the Company charged $27,000 and $108,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, the secretary, treasurer and majority stockholder. As of September 30, 2003, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable – At a Board of Directors meeting held on May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from Harmel S. Rayat, the secretary, treasurer and majority stockholder of HepaLife Technologies, Inc.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements. On May 29th, 2003, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on May 29th, 2004, and bears an interest rate of 7.25% per annum. On August 27th, 2003, the Company drew down an additional $350,000 from the loan commitment and issued an unsecured promissory note, which is due on August 28th, 2004, and bears an interest rate of 7.00% per annum.

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of the Company's secretary, treasurer and majority stockholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $1,856,493 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

We may not obtain additional financing.

We anticipate that our existing funds will be sufficient to fund our operating and research requirements as currently planned into the first quarter of 2004. We expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of October 28th, 2003, our officers and board members own 45,303,332 of the 56,710,832 outstanding common stock, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

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

ITEM 3. Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

 (b) Reports on Form 8-K

July 7, 2003:  On July 2, 2003, HepaLife Technologies, Inc. issued a news release announcing that it has initiated an ongoing investor relations program in order to enhance the Company’s visibility in the investment community.

July 21, 2003:  HepaLife Technologies, Inc. issued a news release announcing that through a Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service, the primary tool linking government and industry researchers, HepaLife Technologies, Inc. is collaborating towards optimizing the hepatic functions of a patented cell line, whose hepatic characteristics have been demonstrated to have potential application in the production of an artificial liver device for use by human patients with liver failure.

July 24, 2003:  HepaLife Technologies, Inc. issued a news release announcing that it has engaged Thornhill Advisors, a full service, pro-active financial relations and corporate communications company, to serve as its investor and financial media relations counsel.

July 29, 2003:  HepaLife Technologies, Inc. issued a news release announcing that, under a Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS), the primary tool linking government and industry researchers, HepaLife is collaborating towards optimizing the hepatic functions of the patented PICM-19 cell line.   The patented application of the PICM-19 liver stem cells to an artificial liver device for support of human patients suffering liver failure is being tested.

August 4, 2003:  HepaLife Technologies, Inc. issued a news release announcing that each year, hundreds of thousands of individuals worldwide experience acute or chronic liver failure caused by viral hepatitis, degenerative diseases, trauma, drug overdoses and alcohol abuse.  The last of these, alcohol abuse, is a major cause of liver disease in America today.

August 28, 2003:  HepaLife issued an 8-K announcing that:

1) At a Board of Directors meeting held on May 28th, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 at a rate of prime plus 3% from Harmel S. Rayat, a Director and majority shareholder of HepaLife Technologies. Proceeds will from the loan, which is to be drawn down on a “as needed basis,” will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements;

2) On May 29th, 2003, the Company drew an initial $300,000 from the loan commitment and issued an unsecured promissory note due on May 29th, 2004 at an interest rate of 7.25%. On August 27, 2003, the Company agreed to borrow an additional $350,000 at a rate of 7.0% and issued an unsecured promissory note due on August 28th, 2004, and

3) At a board of directors meeting held on August 27th, 2003, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain directors, employees and consultants for 3,000,000 out of the 29,925,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001, and registered under Form S-8 with the U.S. Securities and Exchange Commission on May 8th, 2003.

Out of the 3,000,000 options, 1,500,000 were established for Harmel S. Rayat and 250,000 for Jeet Sidhu, both directors of the Company. Of the remaining 1,250,000 options, 500,000 were established for Bhupinder Mann and 750,000 for Ranjit Bhogal.

The options have an exercise price of $2.11, the closing price of the Company’s shares on August 27th, 2003, and become exercisable in two (2) equal installments of fifty percent (50%), with the first installment to be exercisable immediately and the balance becoming exercisable in 180 days.

September 3, 2003:  HepaLife Technologies, Inc. issued a news release announcing the recent addition of Dr. Mark A. Saarinen, a bioengineer, who will lead ongoing research and development work on the patented application of the patented PICM-19 liver stem cell line to an artificial liver device for treatment of human patients with liver failure.

September 23, 2003:  HepaLife Technologies, Inc. issued a news release announcing the appointment of Mr. Arian Soheili as Director and new CEO and President.

September 23, 2003:  HepaLife issued an 8-K announcing that on September 22, 2003, Mr. Arian Soheili joined the Board of Directors and replaced Mr. Harmel S. Rayat as the Company’s President and Chief Executive Officer and that Mr. Harvinder Dhaliwal resigned from the Board of Directors and as the Company’s Secretary and Treasurer, a position accepted by Harmel S. Rayat, a current Director. Additionally, the Company announced that all remaining outstanding stock options held by Mr. Dhaliwal will be terminated immediately, with the exception of 12,500 options, which will terminate on September 30, 2003.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPALIFE TECHNOLOGIES, INC.

/s/ Arian Soheili

Arian Soheili

CEO and President

/s/ Jeet Sidhu

Jeet Sidhu

Director

/s/ Harmel S. Rayat

Harmel S. Rayat

Director, Secretary & Treasurer

Dated: November 5, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arian Soheili, certify that:

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003	By:	/s/ Arian Soheili
Arian Soheili President and Chief Executive Officer

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 5, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by HepaLife Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 5, 2003	By:	/s Arian Soheili
Arian Soheili President and Chief Executive Officer

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by HepaLife Technologies, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 5, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer