Form 10KSB
period 2003-12-31
HEPALIFE TECHNOLOGIES INC
filed 2004-04-08
CIK 1054274

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-29819

HEPALIFE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	58-2349413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

216 – 1628 West 1st Avenue,

Vancouver, B.C., V6J 1G1,

TEL: (800) 518-4879

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 26, 2004: $49,667,218. Number of shares of Common Stock, $0.001 par value, outstanding as of March 26, 2004: 64,315,832.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

11

Item 3.   Legal Proceedings

11

Item 4.   Submissions of Matters to a Vote of Security Holders

11

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

12

Item 6.    Management's Discussion and Analysis or Plan of Operations

12

Item 7.    Financial Statements

16

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

31

Item 8a.

Controls and Procedures

31

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

31

Item 10.

 Executive Compensation

32

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

33

Item 12.  Certain Relationships and Related Transactions

34

Item 13.  Exhibits and Reports on Form 8-K

35

Item 14.  Principal Accountant Fees and Services

35

 Signatures

37

 Certifications

38

 Exhibits

40

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2003, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

HepaLife Technologies, Inc. (formerly Zeta Corporation) (the “Company”) was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share and 1,000,000 shares of $0.10 par value preferred stock, which may be divided into series with the rights and preferences of the preferred stock to be determined by the Board of Directors. On August 10, 2001, Articles of Amendment to the Articles of Incorporation were filed in the State of Florida to increase the authorized capital stock of the Company to 300,000,000 shares of $0.001 par value common stock.

The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of an artificial liver device.

Limited treatment options, a low volume of donor organs, the high price of transplants and follow up costs, a growing base of hepatitis sufferers, rampant alcohol abuse, drug overdoses and other factors that result in liver disease, all clearly indicate that a strong need exists for an artificial liver device, now and into the foreseeable future.

Description of Business

HepaLife Technologies, Inc. (www.hepalife.com) is a development stage biotechnology company focused on the research, development and eventual commercialization of technologies and products to treat various forms of liver dysfunction and disease.

Through a Cooperative Research and Development Agreement (CRADA) with the United States Department of Agriculture’s Agricultural Research Service, HepaLife is working towards optimizing the hepatic functionality of the patented PICM-19 cell line, whose hepatic characteristics have been demonstrated to have potential application in the production of a patented artificial liver device for use by human patients with liver failure.

The CRADA program, authorized under the Federal Technology Transfer Act of 1986, allows federal laboratories and businesses to form partnerships that help move new technologies to the marketplace and allows the collaborating company the first right to negotiate an exclusive license to inventions emerging under the agreement.

Through the CRADA, HepaLife gains access to proprietary technology, sophisticated scientific expertise and a fully equipped and established laboratory and research infrastructure that would otherwise be cost prohibitive for a development stage biotechnology company.

HepaLife’s ongoing research and development work is being conducted under the auspices of and in collaboration with USDA scientists Dr. Neil C. Talbot (cell biologist) and Dr. Thomas J. Caperna (biochemist) at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at the Beltsville Agricultural Research Center in Beltsville, Maryland.

Liver Disease

According to the American Liver Foundation approximately 25 million Americans are afflicted with liver disease. During 2000 alone, 26,552 people died in the United States as a consequence of cirrhosis and chronic liver disease (National Vital Statistics Report, September 16, 2002).

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

Sadly, patients suffering from advanced liver failure who are either not whole organ transplant candidates or who cannot find an available organ in a timely fashion have limited prospects for survival. As a result, the need for an artificial liver device able to remove toxins and improve immediate and long-term survival results for patients suffering from liver disease is more critical today than ever before.

An Artificial Liver Device Would Provide Temporary Support

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

Unfortunately, artificial liver technologies have not lived up to their initial promise, with problems relating to the inability to grow liver cells quickly and safely enough and with inconsistent results from filtering devices. Culturing and maintaining such cells has proven difficult; once removed from the body, they soon lose their normal function.

To date, the cellular components of artificial liver devices that are being tested are based on freshly isolated porcine hepatocytes, human transformed tumor cells, or poorly defined stem-like cells prepared from fresh human adult liver tissue.

It is widely recognized that the greatest hindrance to the development of a completely functional artificial liver rescue device is the lack of an appropriately defined cell line that will provide the functions of an intact liver.  One such stem-like cell line is the patented PICM-19 cell line, which is being studied through a collaborative research and development agreement by HepaLife Technologies for potential use in the production of artificial liver device for human patients with liver failure.

Derived from porcine epiblast (embryonic) tissue, the PICM-19 cell line is not tumor-causing, a feature critical to nutrient metabolism research, and even after years in continuous culture, the cell line has retained its desired properties. For these and other reasons, HepaLife’s research is focused on developing experimental culture conditions for the PICM-19 cell line or other pig epiblast derived liver cell lines so as to optimize their hepatocyte functions for use in the production of an artificial liver device.

Our Research Objectives

The overall objective of our collaborative research work is to optimize the culture conditions for the PICM-19 liver stem cell line so that the cells grow faster, reach higher densities, and have good function of key liver metabolic and detoxification enzyme systems. Concurrent with these cell biology efforts and those listed below, bioengineering investigations on the cell culture hardware of an artificial liver device are ongoing.

Other specific research objectives are:

 - Develop cell culture system allowing the growth and differentiation of PICM-19 cells without STO feeder cell support;

 - develop serum-free, defined or semi-defined medium cell culture system for growth and differentiation of PICM-19 cells;

 - develop spheroid cultures of PICM-19 cells and test of rotating cell culture system (RCCS) for production and maintenance of spheroids;

 - assay PICM-19 monolayer cultures and spheroid cultures for liver specific functions; inducible P450 activity and content, γ-glutamyltranspeptidase activity, urea production, and ammonia clearance;

 - assay PICM-19 liver specific protein synthesis and secretion by electrophoretic and immunochemical techniques;

 - assay liver specific markers in PICM-19 by immunocytochemistry;

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

HepaLife’s ongoing research and development work is being conducted at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at the Beltsville Agricultural Research Center in Beltsville, Maryland.

Employees

At December 31, 2003, HepaLife had 3 part-time employees and, through the Company’s Cooperative Research and Development Agreement, one USDA full time research scientist and two part-time senior research scientists. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants for additional research, testing, regulatory and legal compliance and other services.

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

Our business is at an early stage of development.

Our business is at an early stage of development. Our ability to produce a product that progresses to and through clinical trials is subject to numerous uncertainties, including but not limited to, the continued success of our research and development efforts, our ability to finance the Company’s ongoing research and development operations, our ability to attract and retain appropriate personnel and attaining appropriate regulatory approvals. Our efforts may not result in a product that can be marketed or manufactured in commercial quantities at an acceptable cost. Because of the significant scientific, regulatory and commercial milestones that must be reached in order to be successful, we may abandon any product, even after significant resources have been expended.

We are vulnerable to volatile market conditions.

The market prices for securities of developmental stage biotechnology companies, including ours, are highly volatile and, from time to time, experience significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of our research, media coverage, testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new products, services or drugs, legislation and governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other companies, may have a significant effect on the market price of our common stock.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $2,312,158 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

We may never receive material revenues from product sales or if we do generate revenues, such revenues may not be sufficient to continue or expand our research or development activities and otherwise sustain our operations.

We may not obtain additional financing.

While we anticipate that our existing funds will be sufficient to fund our operating and research requirements as currently planned into the second quarter of 2005, we cannot guarantee that this will be sufficient. We expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control, including continued scientific progress in our research and development programs, magnitude and scope of our research and development programs, costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and the potential development of new technologies and products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 26, 2004, our officers and board members own 45,213,056 of the 64,315,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company. At present, HepaLife pays no rent and we believe that the existing facilities are adequate to meet our requirements for the near term. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

The Company’s ongoing research and development work is conducted on at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at US Department of Agriculture, ARS, BARC-East, Bldg. 200, Room 202 and Room 13, Beltsville MD 20705. The labs are used on a shared basis and the Company pays no rent. The Company does not anticipate requiring any additional laboratory space in the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2003. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "HPLF". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2002

$  0.04

$  0.04

Second Quarter 2002

$  0.09

$  0.06

Third Quarter 2002

$  0.05

$  0.05

Fourth Quarter 2002

$  0.22

$  0.05

First Quarter 2003

$  0.70

$  0.20

Second Quarter 2003

$  1.77

$  0.44

Third Quarter 2003

$  2.18

$  1.51

Fourth Quarter 2003

$  3.59

$  1.74

January 1, 2004-March 26, 2004

$  3.50

$  2.60

As of March 15, 2004, there were approximately 49 stockholders of record of the Company's Common Stock. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

17,455,000

$0.49

26,925,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

17,455,000

$0.49

26,925,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

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

The CRADA program, authorized under the Federal Technology Transfer Act of 1986, allows federal laboratories and businesses to form partnerships that help move new technologies to the marketplace and allows the collaborating company the first right to negotiate an exclusive license to inventions emerging under the agreement.

Through the CRADA, HepaLife gains access to proprietary technology, sophisticated scientific expertise and a fully equipped and established laboratory and research infrastructure that would otherwise be cost prohibitive for a development stage biotechnology company.

Results of Operations

Revenues:  The Company is a development stage company and has not generated any revenues since inception, October 21, 1997

General and Administrative Expenses:  During 2003, the Company incurred $1,062,270 in general and administrative expenses, an increase of 272% over 2002 expenses of $285,923. The increase is primarily attributable to costs related to the Company’s shareholder and investor relations program for the purposes of increasing industry and investor awareness and enhancing the Company’s image in the investment community.

Interest Income:  Interest income was $947 and $1,951 for the years ended December 31, 2003, and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Research and Development Expenses. During 2003, the Company incurred $41,400 in research and development expenses, compared to $91,500 in 2002.  These expenses were incurred pursuant to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service.  The research and development costs were expensed as the future economic benefits are uncertain and therefore, cannot be measured with a reasonable degree of certainty.  In other words, there is no indication that an economic resource has been created.

Provision for Income Taxes:  As of December 31, 2003, the Company's accumulated deficit was $2,312,158, and as a result, there has been no provision for income taxes to date.

Net Income:  For the year ended December 31, 2003, the Company recorded a net loss of $1,102,723, compared to net loss of $375,472 for the same period in 2002. The increase in net loss of 194% is a result of an increase in general and administrative expenses as mentioned above.

Liquidity and Capital Resources

At December 31, 2003, the Company had a cash balance of $312,201, compared to a cash balance of $28,602 at December 31, 2002.

During 2003, the Company used $1,022,501 of net cash from operating activities, as compared to $108,129 of net cash in 2002. This increase in net cash used in operating activities was due mainly to net losses from expansion of operations and shareholder services.

Net cash provided by financing activities was $1,306,100 for 2003 compared to $0 for 2002. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from warrant and stock option exercises.

Cooperative Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1)

$91,500 within 30 days of signing the Agreement (paid during 2002);

(2)

$20,700 on or before 8/19/03; (paid 2003);

(3)

$20,700 on or before 11/19/03; (paid 2003);

(4)

$20,700 on or before 2/19/04; (paid 2004);

(5)

$91,500 on or before 5/19/04; (paid 2004);

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

The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004, however, if necessary additional funds maybe provided by loans from shareholders or debt/equity financings.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors" for additional details.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investments in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

Related Party Transactions

Management and Consulting Fees:  During 2003, the Company charged $28,500 (2002 - $144,000) to operations for management fees incurred for services rendered by directors of the Company.  Included in accounts payable at December 31, 2003 is $27,000 (2002 - $0).

In 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.

Notes Payable:  At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a Company director and major stockholder.  Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.

On May 29, 2003, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.25% per annum, due on May 29, 2004.

On August 27, 2003, the Company drew down an additional $350,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.00% per annum, due on August 28, 2004.

On November 19, 2003, the Company drew down $75,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.00%, due on November 19, 2004.

The Company accrued $19,666 interest expense in 2003 in respect to the above promissory notes, which is included in accounts payable at December 31, 2003.

Common Stocks: In fiscal year 2002, the Company issued 6,480,000 shares of common stock for settlement of $324,100 of debt.  The shares approximated the fair market value at the date of issuance.

Warrants: On March 22, 1999, the Company executed a 504D Registration authorizing 12,000,000 (3,000,000 pre-forward split) shares of common stock at $0.025 ($0.10 pre-forward split) per share with a warrant exercisable into common shares at $0.025 ($0.10 pre-forward split) per share expiring on March 22, 2003, to provide additional working capital. On February 7, 2003, the Company’s Board of Directors agreed to extend the expiration date to March 22, 2005.

In November 2003, 7,300,000 of these warrants were exercised into common share for total proceeds of $182,500.

As at December 31, 2003, 4,700,000 warrants remain outstanding, of which (i) 1,900,000 warrants are held by the wife of the Company’s President and majority stockholder, and (ii) 2,800,000 are held by other family members of the Company’s President and majority stockholder.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster LTD.

17

Independent Auditors’ Report from Clancy and Co., P.L.L.C.

18

Balance Sheet as of December 31, 2003

19

Statements of Operations for years ended December 31, 2003 and 2001, and for the period from inception to December 31, 2002

20

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2003

21

Statements of Cash Flows for the years ended December 31, 2003 and 2002,

and for the period from inception to December 31, 2002

22

Notes to the Financial Statements

23-30

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

HEPALIFE TECHNOLOGIES, INC.

(formerly Zeta Corporation)

(A development stage company)

We have audited the balance sheet of Hepalife Technologies, Inc. (formerly Zeta Corporation) (A development stage company) (“the Company”) as at December 31, 2003 and the related statements of stockholders’ equity (deficiency), operations and deficit and cash flows for the year ended December 31, 2003.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the cumulative data from October 21, 1997 (inception) to December 31, 2002 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated March 3, 2003, which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for cumulative data from October 21, 1997 (inception) to December 31, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on October 21, 1997, and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company is devoting substantially all of its present efforts in establishing its business.  Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

”MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2004

Chartered Accountants

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Hepalife Technologies, Inc.

We have audited the accompanying statement of operations, changes in stockholders’ equity, and cash flows of Hepalife Technologies, Inc. (formerly known as Zeta Corporation) (A Development Stage Company, the “Company”) (A Florida Corporation) for the year ended December 31, 2002, and for the period from inception (October 21, 1997) to December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hepalife Technologies, Inc., for the periods indicated in conformity with generally accepted accounting principles in the United States of America.

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

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 3, 2003

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
	2003	2002

ASSETS

Current assets
Cash	$312,201	$28,602

Total current assets	312,201	28,602

Equipment, net	-	583

Total assets	$312,201	$29,185

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$82,159	$2,520
Notes payable, related party, unsecured	725,000	-

Total current liabilities	807,159	2,520

Commitments and contingencies

Stockholders' Equity (Deficiency)

Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: None
Common stock: $0.001 par value; Authorized: 300,000,000	64,196	56,613
Issued and outstanding: 64,195,832 (2002 - 56,613,332)
Additional paid in capital	1,753,004	1,179,487
Loss accumulated during the development stage	(2,312,158)	(1,209,435)

Total stockholders' equity (deficiency)	(494,958)	26,665

Total liabilities and stockholders' equity	$312,201	$29,185

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
(Expressed in U.S. Dollars)
				Loss	Total
				accumulated	stock-
			Additional	during	holders'
	Common shares		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Balance, December 31, 2001	50,133,332	$50,133	$861,867	$(833,963)	$78,037
Common stock issued for services at
$0.06 per share, April 23, 2002	10,000	10	590	-	600
Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000
Common stock issued for investor relations
services at $0.05 per share, July 25 , 2002	2,390,000	2,390	117,110	-	119,500
Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000
Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)
Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665
Common stock issued pursuant to
exercise of stock options during the year
at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600
Common stock issued pursuant to
exercise of share purchase warrants in
November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500
Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)
Balance, December 31, 2003	64,195,832	$64,196	$1,753,004	$(2,312,158)	$(494,958)

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Operations and Deficit
(Expressed in U.S. Dollars)
	Cumulative
	Amount Since
	Inception to	Year ended	Year ended
	December 31	December 31	December 31
	2003	2003	2002

Revenues	$-	$-	$-

General and administrative expenses
Administrative and general	130,130	10,302	9,398
Depreciation	3,471	583	1,153
Interest on promissory note	19,666	19,666	-
Interest, bank charges and
foreign exchange loss (gain)	1,638	792	256
Professional fees - accounting and legal	69,371	37,506	10,846
Shareholder and investor relations	1,079,503	960,003	119,500
Filing and transfer fees	6,079	4,918	170
Management and consulting fees	899,814	28,500	144,600

	2,209,672	1,062,270	285,923

Research and development	132,900	41,400	91,500

	2,342,572	1,103,670	377,423

Operating loss	(2,342,572)	(1,103,670)	(377,423)

Other income
Interest income	30,414	947	1,951

Net loss	$(2,312,158)	$(1,102,723)	$(375,472)

Loss per share of common stock
- basic and diluted		$(0.019)	$(0.007)

Basic weighted average number
of common stock outstanding
- basic and diluted		57,817,305	52,723,277

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	Amount Since
	Inception to	Year ended	Year ended
	December 31	December 31	December 31
	2003	2003	2002

Cash flows from (used in)
operating activities
Net loss for the year	$(2,312,158)	$(1,102,723)	$(375,472)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	3,471	583	1,153
- common stock issued for services	523,100	-	120,100
- conversion of debt to equity	338,000	-	204,000
Changes in assets and liabilities:
- increase (decrease) in accounts payable	82,159	79,639	(57,910)
Net cash used in operating activities	(1,365,428)	(1,022,501)	(108,129)

Cash flows used in investing activities
Purchase of equipment	(3,471)	-	-
Net cash used in investing activities	(3,471)	-	-

Cash flows from financing activities
Proceeds from notes payable	725,000	725,000	-
Proceeds from the sale of common stock	956,100	581,100	-
Net cash provided by financing activities	1,681,100	1,306,100	-

Increase (decrease) in cash and
cash equivalents	312,201	283,599	(108,129)

Cash and cash equivalents,
beginning of year	-	28,602	136,731

Cash and cash equivalents, end of year	$312,201	$312,201	$28,602

Supplemental non-cash investing and
financing activities:

Conversion of debt to equity	$338,000	$-	$204,000

Common stock issued for services
rendered	$523,100	$-	$120,100

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly Zeta Corporation)

(A development stage company)

Notes to Financial Statements

Years Ended December 31, 2003 and 2002

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations.

Hepalife Technologies, Inc. (formerly Zeta Corporation) (the “Company”) was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of $0.10 par value preferred stock, which may be divided into series with the rights and preferences of the preferred stock to be determined by the Board of Directors. On August 10, 2001, Articles of Amendment to the Articles of Incorporation were filed in the State of Florida to increase the authorized capital stock of the Company to 300,000,000 shares of $0.001 par value common stock.

The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception resulting in a substantial accumulated deficit and has used substantial amounts of working capital in its operations. In view of these matters, the continued operations of the Company is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company expects to incur losses as it expands its business and will require additional funding during 2004.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2004, however, there can be no assurances to that effect. If adequate funds are not available or not available on acceptable terms, the Company may be (i) unable to fund further research and operating plans, (ii) required to scale back or abandon our research and product development activities, (iii) reduce our workforce, and (iv) license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

2.

Summary of Significant Accounting Policies

(a)

Accounting Method

The Company uses the accrual method of accounting for financial statement and tax return purposes.

(b)

Use of Estimates

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

(d)

Concentration of Credit Risk

The Company maintains U.S. Dollar cash balances in Canadian banks that are not insured.

(e)

Equipment and Depreciation

Property and equipment, stated at cost, are depreciated under the straight-line method over their estimated useful lives for financial statement purposes and on accelerated methods for tax purposes.

(f)

Research and Development Costs

Research and development costs are expensed as incurred.

(g)

Start-up Costs

The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.”  For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

(h)

Income Taxes

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

(i)

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per share does not differ materially from basic earnings (loss) per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

(j)

Advertising Expenses

The Company expensed advertising costs as incurred.  There were no advertising expenses incurred by the Company for the years ended December 31, 2003 and 2002.

(k)

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

(l)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(m)

Foreign Currency Translation

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

(n)

Intangible Assets

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

The Company did not have any goodwill or intangible assets with indefinite or definite life since its inception.

(o)

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in the Statement of Financial Accounting Standards No 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(p)

Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair value since they are short term in nature.  These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and notes payable. Management is of the opinion that the Company is not exposed to significant interest or currency risks arising from these financial instruments.

(q)

Related Party Transactions

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

(r)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred.  The pronouncement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS 146 does not have an impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others – An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.  This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee.  FIN 45 is effective for guarantees entered into or modified after December 31, 2002.  The adoption of FIN 45 does not have impact on the Company’s financial statements.

In January 2003, the FASB released FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as of December 31, 2003. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 does not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 does not have an impact on the Company’s financial statements.

3.

Equipment

Equipment consists of computer equipment purchased for $3,471. Depreciation expense charged to operations for 2003 and 2002 were $583 and $1,153, respectively. Net book values are $Nil and $583 at December 31, 2003 and 2002, respectively.

4.

Related Party Transactions

(a)

Management fees

During 2003, the Company charged $28,500 (2002 – $144,600) to operations for management fees incurred for services rendered by directors of the Company.  Included in accounts payable at December 31, 2003 is $27,000 (2002 - $nil).

In 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.

(b)

Notes Payable

At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a Company director and major stockholder.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.

On May 29, 2003, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.25% per annum, due on May 29, 2004.

On August 27th, 2003, the Company drew down an additional $350,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.00% per annum, due on August 28, 2004.

On November 19, 2003, the Company drew down $75,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.00%, due on November 19, 2004.

The Company accrued $19,666 interest expense in 2003 in respect to the above promissory notes, which is included in accounts payable at December 31, 2003.

(c)

Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a private corporation of a director and officer of the Company. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

(d)

Common Stocks

In fiscal year 2002, the Company issued 6,480,000 shares of common stock for settlement of $324,100 of debt.  The shares approximated the fair market value at the date of issuance.

(e)

Warrants

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

In November 2003, 7,300,000 of these warrants were exercised into common share for total proceeds of $182,500.

As at December 31, 2003, 4,700,000 warrants remain outstanding, of which (i) 1,900,000 warrants are held by the wife of the Company’s President and majority stockholder, and (ii) 2,800,000 are held by other family members of the Company’s President and majority stockholder.

5.

Non-Cash Investing and Financing Activities

On October 21, 1997, the Company issued 12,000,000 shares of common stock for services rendered at $0.00025 per share, or $3,000. The shares approximated the fair market value at the date of issuance.

On December 15, 1998, the Company issued 16,000,000 shares of common stock for services rendered at $0.025 per share, or $400,000. The shares approximated the fair market value at the date of issuance.

On July 13, 2001, the Company converted $134,000 of debt to equity representing $50,000 in 2000 accounts payable and $84,000 of 2001 accrued management fees for services rendered by issuing 8,933,332 shares of common stock at $0.0 15 per share. The shares approximated the fair market value at the date of issuance.

On April 23, 2002, the Company issued 10,000 shares of common stock for services rendered at $0.06 per share, or $600. The shares approximated the fair market value at the date of issuance.

On April 26, 2002, the Company converted $108,000 of debt to equity representing $60,000 of 2001 accounts payable and $48,000 of 2002 accrued management fees for services rendered by issuing 2,160,000 shares of common stock at $0.05 per share. The shares approximated the fair market value at the date of issuance.

On July 25, 2002, the Board of Directors agreed to issue 2,390,000 restricted shares of its common stock at a price of $0.05 per share, being the approximate fair market value at the date of issue, in exchange for investor relations services rendered by EquityAlert.com, Inc., a wholly-owned subsidiary of Innotech Corporation. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Innotech Corporation.

On December 18, 2002, the Company authorized the issuance of 1,920,000 shares of common stock for the conversion of $96,000 of debt to equity representing 2002 accrued management fees for services rendered at a deemed price of $0.05 per share. The shares approximated the fair market value at the date of issuance.

6.

Cooperative Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1)

$91,500 within 30 days of signing the Agreement (paid during 2002);

(2)

$20,700 on or before 8/19/03; (paid 2003);

(3)

$20,700 on or before 11/19/03; (paid 2003);

(4)

$20,700 on or before 2/19/04; (paid 2004);

(5)

$91,500 on or before 5/19/04; (paid 2004);

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

7.

Stock Option Plan

On July 12, 2001, the shareholders of Hepalife Technologies, Inc. approved the Company’s 2001 Stock Option Plan which has 40,000,000 shares reserved for issuance thereunder, all of which were registered under Form S8 on May 8, 2003.  The objective of this plan is to attract and retain the best personnel, providing for additional  performance incentives, and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

On December 18, 2002, the Company’s Board of Directors agreed to grant 10,000,000 Non-Statutory Stock Options out of the 40,000,000 common shares available for issuance under the Company’s 2001 Stock Option Plan at $0.07 per share being the market price at the time of the grant. The terms and conditions, such as expiration dates and vesting periods are defined in the individual stock option agreements finalized on February 10, 2003. The options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment to be exercisable immediately, with an additional of thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates. The options expire on February 10, 2013.

On February 12, 2003, the Board of Directors authorized the Company to grant 75,000 options to purchase common stock to a director at $0.38 per share, being the approximate fair value at the date of grant and expiring ten (10) years from the grant date. The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days from issuance.  On September 22, 2003, 37,500 of these options were cancelled due to the resignation of the director from the Board of Directors.

On August 27, 2003, the Board of Directors authorized the Company to grant 3,000,000 options to purchase common stock to directors and employees of the Company at $2.11 per share.  The option price was based on the closing price of the Company’s common shares on August 27, 2003. The options become exercisable in two equal installments of fifty percent (50%), with the first installment becoming exercisable immediately and the balance becoming exercisable in 180 days from issuance.

Summary of employee stock options information for the period ended on December 31, 2003 are as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002	-	$-
Granted	13,075,000	$0.54
Exercised	(282,500)	$(1.41)
Cancelled	(37,500)	$(0.38)
Options outstanding at December 31, 2003	12,755,000	$0.52

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $1.00	9,935,000	3,268,333	9.10	$0.07
$2.00 - $3.00	2,820,000	820,000	9.70	$2.11
	12,755,000	4,088,333	9.64	$0.66

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	2003	2002
Net income (loss) as reported	$(1,102,723)	$(375,472)
Stock-based employee compensation
expense as determined under the
fair value based method	$(5,591,425)	$-
Pro-forma, net loss	$(6,694,148)	$(375,472)

Net income (loss) per share - basic and diluted:
As reported	$(0.019)	$(0.007)
Pro-forma	$(0.116)	$(0.007)

The weighted average fair value of the options granted was estimated at $0.50 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 81.29%, risk-free interest rates of 3.5%, and expected lives of five years.

8.

Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2003 and 2002 due to the Company’s loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is primarily a result of start-up expenses, which are capitalized for income tax purposes. Applying a federal statutory rate of 34% to the pretax loss results in a deferred tax benefit with a full valuation allowance recorded against the benefit as follows at December 31:

	2003	2002

NOL carryforwards	$171	$171
Start-up costs	788,000	410,610
Organizational costs	1,020	1,020
	789,191
Valuation allowance	(789,191)	(411,801)
Net deferred tax assets	$-	$-

The valuation account increased by approximately $377,000 (2002 – $128,000) as a result of increase in start-up costs.  The Company has available net operating loss carryforwards of approximately $500 for tax purposes to offset future taxable income which expire principally in the year 2023. Additionally, the estimated effect of the charge-off of start-up expenses in 2003 is a reduction in estimated income taxes of approximately $377,000 (2002 – $128,000), assuming normal operations have commenced.

ITEM 8:  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a:  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the fourth quarter of fiscal 2003, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

ARIAN SOHEILI, (Age 37).  CEO, President, Director.  Mr. Soheili has a Bachelor’s degree in Business Administration from Simon Fraser University and over 15 years of industry and public practice experience with Grant Thornton, Deloitte and Touche, and others.  At Deloitte and Touche, Mr. Soheili was responsible for providing IT solutions to small to mid-size businesses.  In 1999, Mr. Soheili launched Cantatus Systems Group, Inc., a firm that specializes in enterprise solutions, technology infrastructure and system integration services. Mr. Soheili joined the Company as a director and its President and Chief Executive Officer on September 22, 2003.

HARMEL S. RAYAT, (Age 42). Secretary, Treasurer, Director.  Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies Corporation and eDeal.net, Inc. Mr. Rayat has served as a Director of the Company since December 4, 2000.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

JASVIR S. KHELEH, (Age 30).  Director.  Mr. Jasvir S. Kheleh received his Diploma in Financial Management majoring in Finance from the British Columbia Institute of Technology (BCIT) in June 1995. In September, 1995 Mr. Kheleh joined Canada Trust, a subsidiary of the Toronto-Dominion Bank’s, TD Bank Financial Group.  Initially chartered in 1855, TD is headquartered in Toronto, Canada with more than 51,000 employees and $300 billion (cdn) in assets.  In June, 1996 Mr. Kheleh joined the nation’s largest credit union institution, Vancity (Vancouver City Savings Credit Union) and was promoted to Financial Services Manager.  Mr. Kheleh joined the Company as a Director on November 19, 2003.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2003 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2003 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year        Salary

Bonus        Other

Granted

Compensation

Harmel S. Rayat (1)

2003

$27,000

$0

$0

1,500,000

$0

Secretary, Treasurer,

2002

$144,000

$0

$0

5,500,000

$0

Director

2001

$144,000

$0

$0

   0

$0

Arian Soheili

2003

$0

$0

$1,150

   0

$0

CEO, President,

2002

$0

$0

$0

   0

$0

Director

2001

$0

$0

$0

   0

$0

Jasvir Kheleh,

2003

$0

$0

$350

   0

$0

Director

2002

$0

$0

$0

   0

$0

2001

$0

$0

$0

   0

$0

Jeet Sidhu (2)

2003

$0

$0

$0

 250,000

$0

Director

2002

$0

$0

$0

 750,000

$0

2001

$0

$0

$0

   0

$0

Harvinder Dhaliwal (3)

2003

$0

    $0

$0

   0

$0

Former Secretary,

2002

$0

    $0

$0

 75,000

$0

Treasurer, Director

2001

$0

    $0

$0

   0

$0

(1)  During 2003, the Company charged $28,500 (2002 – $144,600) to operations for management fees incurred for services rendered by directors of the Company.  Included in accounts payable at December 31, 2003 is $27,000 (2002 - $0).

In 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.

(2)  Resigned as Director on November 19, 2003

(3)  Resigned as Secretary, Treasurer and Director on September 23, 2003

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2003 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2003

Price ($/sh)

Date

Arian Soheili

0

0

n/a

n/a

Harmel Rayat

1,500,000

50

$2.11

August 27, 2013

Jasvir Kheleh

0

0

n/a

n/a

Jeet Sidhu (1)

250,000

8.3

$2.11

August 27, 2013

Harvinder Dhaliwal (2)

0

0

n/a

n/a

(1)

Resigned as Director on November 19, 2003

(2)

Resigned as Secretary, Treasurer and Director on September 23, 2003

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2003

Options on December 31, 2003

Name

Exercisable

     Unexercisable

Exercisable

Unexercisable

Arian Soheili

0

0

0

0

Harmel Rayat

4,416,667

2,583,333

12,808,334

7,491,667

Jasvir Kheleh

0

0

0

0

Jeet Sidhu (1)

605,000

375,000

1,754,500

1,087,500

Harvinder Dhaliwal (2)

0

0

0

0

(1)

Resigned as Director on November 19, 2003

(2)

Resigned as Secretary, Treasurer and Director on September 23, 2003

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2004, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

45,213,056

70%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Harmel S. Rayat (2)

7,000,000

11%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Arian Soheili

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Jasvir Kheleh

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

52,213,056

81%

as a group (3 persons)

(1)  Includes 1,953,194 shares and 1,900,000 share purchase warrants held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members

.

(2)  Includes 5,500,000 stock options granted on February 10, 2003 and 1,500,000 stock options granted on August 27, 2003, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Consulting Fees:  During 2003, the Company charged $28,500 (2002 – $144,000) to operations for management fees incurred for services rendered by directors of the Company.  Included in accounts payable at December 31, 2003 is $27,000 (2002 - $0).

In 2002, the Company converted $204,000 of debt to equity of which $60,000 represented the accounts payable balance at December 31, 2001 and $144,000 represented 2002 management fees accrued.

Notes Payable:  At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a Company director and major stockholder.  Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.

On May 29, 2003, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.25% per annum, due on May 29, 2004.

On August 27, 2003, the Company drew down an additional $350,000 from the loan commitment and issued an unsecured promissory note bearing interest at a rate of 7.00% per annum, due on August 28, 2004.

On November 19, 2003, the Company drew down $75,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.00%, due on November 19, 2004.

The Company accrued $19,666 interest expense in 2003 in respect to the above promissory notes, which is included in accounts payable at December 31, 2003.

Common Stocks: In fiscal year 2002, the Company issued 6,480,000 shares of common stock for settlement of $324,100 of debt.  The shares approximated the fair market value at the date of issuance.

Warrants: On March 22, 1999, the Company executed a 504D Registration authorizing 12,000,000 (3,000,000 pre-forward split) shares of common stock at $0.025 ($0.10 pre-forward split) per share with a warrant exercisable into common shares at $0.025 ($0.10 pre-forward split) per share expiring on March 22, 2003, to provide additional working capital. On February 7, 2003, the Company’s Board of Directors agreed to extend the expiration date to March 22, 2005.

In November 2003, 7,300,000 of these warrants were exercised into common share for total proceeds of $182,500.

As at December 31, 2003, 4,700,000 warrants remain outstanding, of which (i) 1,900,000 warrants are held by the wife of the Company’s President and majority stockholder, and (ii) 2,800,000 are held by other family members of the Company’s President and majority stockholder.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Annual Report:

10.1*

S-8 Filing on May 8, 2003

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

October 7, 2003:  HepaLife Technologies, Inc. issued a news release announcing that an artificial liver device, if and when approved for use by appropriate regulatory agencies, may potentially be used as a temporary artificial liver for patients awaiting a liver transplant, thus lengthening the time they have available while an organ donor is located.

November 20, 2003: HepaLife Technologies, Inc. issued a news release announcing the appointment of Mr. Jasvir S. Kheleh as a Director, a position previously held by Mr. Jeet S. Sidhu since January 15, 2001.  Also the Company announced on November 19, 2003, that the Company drew down $75,000 from its loan commitment and issued an unsecured promissory note, which is due on November 19, 2004 and bears an interest rate of 7.00%.

December 17th, 2003: HepaLife Technologies, Inc. issued a news release announcing that it will be releasing the results of recent scientific research on the patented PICM-19 cell line for potential application in an artificial liver device on January 7, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C, served as the Company's independent public accountants from inception to September 30, 2003, until their dismissal in January 2004.  The firm of Moore Stephens Ellis Foster Ltd. currently serves as the Company's independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2003 and December 31, 2002 were $9,167 and $10,255 respectively.

Tax fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal 2003 and 2002 were $0 and $800 respectively.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 and 2002 were $570.00 and $0 respectively in connection with the review of our Form S-8 registration in 2003.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of April, 2004.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

April 8, 2004

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

 April 8, 2004

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

 April 8, 2004

Harmel Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arian Soheili, certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of HepaLife Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Arian Soheili
Arian Soheili President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat, certify that:

(1)	I have reviewed this quarterly report on Form 10-KSB of HepaLife Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 8, 2004	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Arian Soheili
Arian Soheili President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: April 8, 2004	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.