Form 10KSB/A
period 2003-12-31
HEPALIFE TECHNOLOGIES INC
filed 2004-04-09
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

 (Amendment No. 1)

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

20

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

Clancy and Co., P.L.L.C.

Phoenix, Arizona

March 3, 2003

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Balance Sheets
December 31, 2003
(Expressed in U.S. Dollars)
2003

ASSETS

Current assets
Cash	$312,201

Total current assets	312,201

Equipment, net	-

Total assets	$312,201

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$82,159
Notes payable, related party, unsecured	725,000

Total current liabilities	807,159

Commitments and contingencies

Stockholders' Equity (Deficiency)

Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: None
Common stock: $0.001 par value; Authorized: 300,000,000	64,196
Issued and outstanding: 64,195,832 (2002 - 56,613,332)
Additional paid in capital	1,753,004
Loss accumulated during the development stage	(2,312,158)

Total stockholders' equity (deficiency)	(494,958)

Total liabilities and stockholders' equity	$312,201

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
(Expressed in U.S. Dollars)
				Loss	Total
				accumulated	stock-
			Additional	during	holders'
	Common shares		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Common stock issued for services rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$3,000
Common stock issued for cash at
$0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000
Comprehensive income
Income from inception (October 21,
1997) to December 31, 1997	-	-	-	42	42
Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042
Common stock issued for services rendered
at $0. 025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000
Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)
Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054
Common stock issued for cash at
$0. 025 per share, March 1999	12,000,000	12,000	288,000	-	300,000
Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)
Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009
Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)
Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401
Conversion of debt to equity at $0.015
per share, July 13, 2001	8,933,332	8,933	125,067	-	134,000
Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)
Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037
Common stock issued for services at
$0.06 per share, April 23, 2002	10,000	10	590	-	600
Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000
Common stock issued for investor relations
services at $0.05 per share, July 25 , 2002	2,390,000	2,390	117,110	-	119,500
Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000
Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)
Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665
Common stock issued pursuant to
exercise of stock options during the year
at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600
Common stock issued pursuant to
exercise of share purchase warrants in
November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500
Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)
Balance, December 31, 2003	64,195,832	$64,196	$1,753,004	$(2,312,158)	$(494,958)

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