Form 10QSB
period 2004-03-31
HEPALIFE TECHNOLOGIES INC
filed 2004-05-13
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

HEPALIFE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation)

000-29819

(Commission File Number)

58-2349413

(I.R.S. Employer Identification No.)

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of April 28, 2004, there were 64,390,832 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2004

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

20

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

21

Item 2. Changes in Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities

21

Item 4. Submission of Matters to a Vote of Security Holders

21

Item 5. Other Information

21

Item 6. Exhibits and Reports on Form 8-K

21

Signatures

22

Certifications

23

PART I    FINANCIAL INFORMATION

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(A Development Stage Company)

 INTERIM BALANCE SHEET

MARCH 31, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$381,461
Total Current Assets	381,461

Total Assets	$381,461

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Liabilities, Related Party	$80,934
Notes Payable, Related Party, Unsecured	725,000
Total Current Liabilities	805,934

Stockholders' Equity (Deficiency)
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 64,390,832 Shares	64,391
Additional Paid In Capital	1,919,459
Loss Accumulated During the Development Stage	(2,408,323)
Total Stockholders' Equity (Deficiency)	(424,473)

Total Liabilities and Stockholders’ Equity (Deficiency)	$381,461

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003,

AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2004

(Unaudited)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	From Inception (October 21, 1997) to March 31, 2004
Revenues	$0	$0	$0

Expenses
General and Administrative (Related Party-2004:$12,875 and 2003:$9,000)	76,016	13,455	2,285,689

Research and Development	20,700	0	153,600

Other Income
Interest Income	552	70	30,966

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(96,164)	$(13,385)	$(2,408,323)

Basic and Diluted Loss Per Common Share	$(0.002)	$(0.000)

Weighted Average Common Shares Outstanding	64,214,332	56,613,332

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

(A Development Stage Company)

 INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2004

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	From Inception (October 21, 1997) to March 31, 2004
Cash Flows From Operating Activities
Net Loss	$(96,164)	$(13,385)	$ (2,408,323)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Common Stock Issued For Services	-	-	523,100
Depreciation	-	288	3,471
Conversion of Debt to Equity			338,000
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	(1,226)	6,600	80,933
Total Adjustments	(1,226)	6,888	945,504
Net Cash Flows Used In Operating Activities	(97,390)	(6,497)	(1,462,819)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,471)
Net Cash Flows Used In Investing Activities	0	0	(3,471)

Cash Flows From Financing Activities
Proceed From Notes Payable		-	725,000
Proceed From Issuance of Common Stock	166,650	-	1,122,750
Net Cash Flows Provided By Financing Activities	166,650	0	1,847,750

Increase (Decrease) in Cash and Cash Equivalents	69,260	(6,497)	381,461
Cash and Cash Equivalents, Beginning of Period	312,201	28,602	-
Cash and Cash Equivalents, End of Period	$381,461	$22,105	$381,461

Supplemental Information
Cash paid for:
Interest and Income Taxes	$0	$0	$0
Noncash investing and financing activities:
Conversion of debt to equity	$0	$0	$338,000
Common Stock Issued For Services	$0	$0	$523,100

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly known as ZETA CORPORATION)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-KSB.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended March 31, 2004	Three months ended March 31, 2003	Inception (October 21, 1997) to March 31, 2004
Numerator-net loss available to common stockholders	$(96,164)	$(13,385)	$(2,408,323)
Denominator-weighted average number of common shares outstanding	64,214,332	56,613,332
Basic and diluted loss per common share	$(0.002)	$(0.000)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees:  During the three months ended March 31, 2004 and 2003, the Company charged $0 and $9,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company. As of March 31, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest: Notes payable totally $725,000 as at March 31, 2004, represents unsecured loans of $300,000 (due on May 29, 2004 and bearing an interest rate of 7.25%), $350,000 (due on August 28, 2004 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the three month period ended March 31, 2004, amounted to $12,875.

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

NOTE 5 – COOPERATIVE AGREEMENT

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1) $91,500 within 30 days of signing the Agreement; (paid in 2002)

(2) $20,700 on or before 8/19/03; (paid 2003)

(3) $20,700 on or before 11/19/03; (paid 2003)

(4) $20,700 on or before 2/19/04; (paid 2004)

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

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  Option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an inventions’ availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", “expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Through the CRADA, HepaLife gains access to proprietary technology, sophisticated scientific expertise and a fully equipped, established laboratory and research infrastructure that would otherwise be cost prohibitive for a development stage biotechnology company.

HepaLife’s ongoing research and development work is being conducted under the auspices of and in collaboration with USDA scientists Dr. Neil C. Talbot (cell biologist) and Dr. Thomas J. Caperna (biochemist) at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at the Beltsville Agricultural Research Center in Beltsville, Maryland.

Liver Disease

According to the American Liver Foundation approximately 25 million Americans are afflicted with liver disease. During 2001 alone, 27,035 people died in the United States as a consequence of cirrhosis and chronic liver disease (National Vital Statistics Report, September 18, 2003).

In purely economic terms, liver-related problems cost society over $10 billion per year. In human terms, the costs cannot be calculated.

With over 500 documented functions, the liver is one of the most important and complex organs in the human body, primarily responsible for removing toxins and poisons from the bloodstream.  Everything we eat, drink, and even smell, impacts the liver.

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

 -

develop spheroid cultures of PICM-19 cells and test of rotating cell culture system (RCCS) or production and maintenance of spheroids;

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

Critical Accounting Policies

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

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements:

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of operations

General and administrative expenses:  During the three months ended March 31, 2004, and March 31, 2003, the Company incurred $76,016 and $13,455, respectively, in general and administrative expenses, an increase of 465%, attributable to an increase in salary, marketing and operating expenses.

Interest income:  Interest income was $552 for the three month period ended March 31, 2004 versus $70 for the same period in 2003.  The increase in interest income is a direct result of changes in interest rates and an increase in cash balance.  Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for income taxes: As of ended March 31, 2004, the Company's accumulated deficit was $2,408,323 and as a result, there has been no provision for income taxes to date.

Net income (loss):  For the three months ended March 31, 2004, and for the same period in 2003, the Company recorded a net loss of $96,164 and $13,385 respectively.

Liquidity and Capital Resources

As at March 31, 2004, the Company had a cash balance of $381,461. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2004.

Net cash flows used in by operating activities was $97,390 for the three month period ending March 31, 2004, compared to net cash flows used of $6,497 for the same period in 2003, primarily due to increased operating costs. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

Plan of Operations

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

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, as listed below:

(1)  $91,500 within 30 days of signing the Agreement; (paid in 2002)

(2)  $20,700 on or before 8/19/03; (paid 2003)

(3)  $20,700 on or before 11/19/03; (paid 2003)

(4)  $20,700 on or before 2/19/04; (paid 2004)

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

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company.  The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the agreement.  Option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an inventions’ availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

Related Party Transactions

Management Fees:  During the three months ended March 31, 2004 and 2003, the Company charged $0 and $9,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company. As of March 31, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest: Notes payable totally $725,000 as at March 31, 2004, represents unsecured loans of $300,000 (due on May 29, 2004 and bearing an interest rate of 7.25%), $350,000 (due on August 28, 2004 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the three month period ended March 31, 2004, amounted to $12,875.

Properties: The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company. At present, HepaLife pays no rent and we believe that the existing facilities are adequate to meet our requirements for the near term. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $2,408,323 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of April 30, 2004, our officers and board members own 45,213,056 of the 64,390,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

-Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

January 8, 2004:  HepaLife Technologies, Inc. issued a news release announcing results of First Phase Research with an improved cell line developed yielding 2-3 times cell density; positive research results obtained from key enzyme systems; and the beginning of bioreactor device development and testing.

January 16, 2004:  HepaLife Technologies, Inc. announced the dismissal of Clancy and Co., P.L.L.C. and the appointment of Moore Stephens Ellis Foster Ltd., LLP to act as the Company’s independent auditor.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2004.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

May 13, 2004

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

May 13, 2004

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

May 13, 2004

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Arian Soheili
Arian Soheili President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat certify that:

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

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2004	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Arian Soheili
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: May 13, 2004	By:	/s/ Harmel Rayat
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