Form 10QSB
period 2004-06-30
HEPALIFE TECHNOLOGIES INC
filed 2004-08-13
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 5, 2004, there were 64,540,832 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2004

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

24

Item 2. Changes in Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

24

Item 4. Submission of Matters to a Vote of Security Holders

24

Item 5. Other Information

24

Item 6. Exhibits and Reports on Form 8-K

24

Signatures

26

Certifications

27

PART I    FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

(A Development Stage Company)

 INTERIM BALANCE SHEET

JUNE 30, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$44,368
Total Current Assets	244,368

Fixed Assets	$545

Total Assets	$244,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Liabilities, Related Party	$70,653
Notes Payable, Related Party, Unsecured	425,000
Total Current Liabilities	495,653

Stockholders' Equity (Deficiency)
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 64,540,832 Shares	64,541
Additional Paid In Capital	2,235,809
Loss Accumulated During the Development Stage	(2,551,090)
Total Stockholders' Equity (Deficiency)	(250,740)

Total Liabilities and Stockholders’ Equity (Deficiency)	$244,913

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003,

AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2004

(Unaudited)

	For The Three Months Ended June 30, 2004	For The Three Months Ended June 30, 2003	For The Six Months Ended June 30, 2004	For The Six Months Ended June 30, 2003	From Inception (October 21, 1997) to June 30, 2004
Revenues	$0	$0	$0	$0	$0

General and Administrative Expenses
General and Administrative	143,095	268,586	219,111	282,041	2,428,784
(related party -six months ended 2004 and 2003: $23,938; $18,000)

Research and development expense	0	0	20,700	0	153,600

Total selling, general and administrative expenses	143,095	268,586	239,811	282,041	2,582,384

Other Income
Interest Income	328	161	880	231	31,294

Provision for income taxes	0	0	0	0	0

Net loss available to common stockholders	$(142,767)	$(268,425)	$(238,931)	$(281,810)	$(2,551,090)

Basic loss per common share	$(0.002)	$(0.005)	$(0.004)	$(0.005)	$(0.040)

Basic weighted average common shares outstanding	64,540,832	56,613,332	64,540,832	56,613,332	64,540,832

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

 (A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2004

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	From Inception (October 21, 1997) to June 30, 2004
Cash Flows From Operating Activities
Net Loss	$(238,931)	$(281,810)	$(2,551,090)
Depreciation	0	583	3,471
Common Stock Issued For Services	0	0	523,100
Conversion of Debt to Equity	0	0	338,000
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
Increase (Decrease) in Notes Payable	(300,000)	0	(300,000)
Increase (Decrease) in Accounts Payable	(11,507)	15,720	70,652
Total Adjustments	(311,507)	16,303	635,223
Net Cash Flows Used In Operating Activities	(550,438)	(265,507)	(1,915,867)

Cash Flows From Investing Activities
Purchase of Property and Equipment	(545)	0	(4,015)

Net Cash Flows Used in Investing Activities	(545)	0	(4,015)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	483,150	0	1,439,250
Proceed From Promissory Notes	0	300,000	725,000
Net Cash Flows Provided By Financing Activities	483,150	300,000	2,164,250

Increase (Decrease) in Cash and Cash Equivalents	(67,833)	34,493	244,368
Cash and Cash Equivalents, Beginning of Period	312,201	28,602	0
Cash and Cash Equivalents, End of Period	$244,368	$63,095	$244,368

Supplemental Information
Cash Paid For:
Interest	$0	$0	$0
Income Taxes	$0	$0	$0

Noncash Investing and Financing Activities:
Conversion of debt to equity	$0	$0 $0	$338,000
Common Stock Issued For Services	$0		$523,100

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted loss per share is as follows:

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003	Inception (October 21, 1997) to June 30, 2004
Numerator-net loss available to common stockholders	$(142,767)	$(268,425)	$(238,931)	$(281,810)	$(2,551,090)
Denominator-weighted average number of common shares outstanding	64,465,832	56,613,332	64,379,582	56,613,332	64,540,832
Basic and diluted loss per common share	$(0.002)	$(0.005)	$(0.004)	$(0.005)	$(0.040)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees:  During the six months ended June 30, 2004 and 2003, the Company charged $0 and $18,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder. As of June 30, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest:  Notes payable total $425,000 as at June 30, 2004, represents unsecured loans of $350,000 (due on August 28, 2004 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the six month period ended June 30, 2004, amounted to $ 23,938.

Properties: The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 - COOPERATIVE AGREEMENT

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period.

On May 24, 2004, HepaLife Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) for an additional three years through September 30, 2007.

ARS will receive a total of $807,828.00 in funds, of which $153,600.00 has been paid, to study experimental culture conditions for the ARS-PICM-19 cell line, its derivative cell lines, or other pig epiblast-derived liver cell lines (as described under ARS patent #5,532,156, “Hepatocyte Cell Line Derived from the Epiblast of Pig Blastocysts”) so as to optimize their hepatocyte functions for use as an in vitro liver model, for their use in an artificial liver device, and for their use in the in vitro assay of metabolic, toxic, or carcinogenic responses.  Specific project objectives are the following:

1)

Develop feeder-cell-independent and serum-free medium cell culture systems allowing the growth and differentiation of ARS-PICM-19 cells, or subclones or subpopulations of the ARS-PICM-19 cells, under defined conditions.

2)

Develop spheroid cultures of PICM-19 cells without STO feeder cells and testing of rotating cell culture system (RCCS) for production and maintenance of spheroids.

3)

Investigate effects of accessory cells obtained from pig liver on ARS-PICM-19 growth, differentiation, and metabolic function.

4)

Assay ARS-PICM-19 cells and spheroids for liver specific functions by measuring P450 activity, γ-glutamyltranspeptidase activity, urea production, and ammonia clearance.

5)

Assay ARS-PICM-19 liver specific protein synthesis and secretion by electrophoretic, immunochemical, or mass spectrophotometric techniques.

6)

Develop and test, by in vitro assay, flow-through bioreactors that enable the growth, differentiation, and  maintenance of metabolic function of the ARS-PICM-19 cell line, or its derivative cell lines, over long term culture (1-3 months).

7)

Develop and test multi-well cell culture formats for the in vitro assay of the effects of various test compounds on the metabolism and viability of ARS-PICM-19-derived hepatocytes or bile ductules.

8)

Genetically engineer ARS-PICM-19 cells to create derivative cell lines containing gene reporter constructs, e.g., green fluorescent protein (GFP) based constructs, so that GFP expression is linked to various cell metabolic responses or stimulation of various cell signal transduction pathways.

9)

Develop cell transformation assay formats to demonstrate and enable the utilization of the ARS-PICM-19 cell line for the study of  mutagenic or carcinogenic processes.

Hepalife Technologies will provide funds for the salary of one post-doctoral researcher, one support scientist, and one technician for a period of three years and funds for the associated laboratory supplies and professional activities involved with conducting the CRADA objectives under the following payment schedule:

(1)

$65,422.80 on or before August 1, 2004;

(2)

$65,422.80 on or before November 1, 2004;

(3)

$65,422.80 on or before February 1, 2005;

(4)

$65,422.80 on or before May 1, 2005;

(5)

$65,422.80 on or before August 1, 2005;

(6)

$65,422.80 on or before November 1, 2005;

(7)

$65,422.80 on or before February 1, 2006;

(8)

$65,422.80 on or before May 1, 2006;

(9)

$65,422.80 on or before August 1, 2006;

(10)

$65,422.80 on or before November 1, 2006

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six month periods ending June 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Presently, through a Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS), the primary tool linking government and industry researchers, the Company is working towards optimizing the hepatic functionality of a patented cell line (PICM-19), whose hepatic characteristics have been demonstrated to have potential application in the production of an artificial liver device for use by human patients with liver failure, as well as in vitro toxicology testing to more accurately determine the potential toxicity and metabolism of new pharmacological compounds.

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

Plan of Operations

The Company’s current business includes an extended Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device.

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

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period.

On May 24, 2004, HepaLife Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) for an additional three years through September 30, 2007.

ARS will receive a total of $807,828.00 in funds, of which $153,600.00 has been paid, to study experimental culture conditions for the ARS-PICM-19 cell line, its derivative cell lines, or other pig epiblast-derived liver cell lines (as described under ARS patent #5,532,156, “Hepatocyte Cell Line Derived from the Epiblast of Pig Blastocysts”) so as to optimize their hepatocyte functions for use as an in vitro liver model, for their use in an artificial liver device, and for their use in the in vitro assay of metabolic, toxic, or carcinogenic responses.  Specific project objectives are the following:

1)

Develop feeder-cell-independent and serum-free medium cell culture systems allowing the growth and differentiation of ARS-PICM-19 cells, or subclones or subpopulations of the ARS-PICM-19 cells, under defined conditions.

2)

Develop spheroid cultures of PICM-19 cells without STO feeder cells and testing of rotating cell culture system (RCCS) for production and maintenance of spheroids.

3)

Investigate effects of accessory cells obtained from pig liver on ARS-PICM-19 growth, differentiation, and metabolic function.

4)

Assay ARS-PICM-19 cells and spheroids for liver specific functions by measuring P450 activity, γ-glutamyltranspeptidase activity, urea production, and ammonia clearance.

5)

Assay ARS-PICM-19 liver specific protein synthesis and secretion by electrophoretic, immunochemical, or mass spectrophotometric techniques.

6)

Develop and test, by in vitro assay, flow-through bioreactors that enable the growth, differentiation, and  maintenance of metabolic function of the ARS-PICM-19 cell line, or its derivative cell lines, over long term culture (1-3 months).

7)

Develop and test multi-well cell culture formats for the in vitro assay of the effects of various test compounds on the metabolism and viability of ARS-PICM-19-derived hepatocytes or bile ductules.

8)

Genetically engineer ARS-PICM-19 cells to create derivative cell lines containing gene reporter constructs, e.g., green fluorescent protein (GFP) based constructs, so that GFP expression is linked to various cell metabolic responses or stimulation of various cell signal transduction pathways.

9)

Develop cell transformation assay formats to demonstrate and enable the utilization of the ARS-PICM-19 cell line for the study of  mutagenic or carcinogenic processes.

Hepalife Technologies will provide funds for the salary of one post-doctoral researcher, one support scientist, and one technician for a period of three years and funds for the associated laboratory supplies and professional activities involved with conducting the CRADA objectives under the following payment schedule:

(1)

$65,422.80 on or before August 1, 2004;

(2)

$65,422.80 on or before November 1, 2004;

(3)

$65,422.80 on or before February 1, 2005;

(4)

$65,422.80 on or before May 1, 2005;

(5)

$65,422.80 on or before August 1, 2005;

(6)

$65,422.80 on or before November 1, 2005;

(7)

$65,422.80 on or before February 1, 2006;

(8)

$65,422.80 on or before May 1, 2006;

(9)

$65,422.80 on or before August 1, 2006;

(10)

$65,422.80 on or before November 1, 2006

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

Liquidity and Capital Resources

As at June 30, 2004, the Company had a cash balance of $244,368. The Company has financed its operations primarily through cash on hand during the three and six month period ending June 30, 2004.

Net cash flows used in by operating activities was $550,438 for the six month period ending June 30, 2004, compared to net cash flows used of $265,507 for the same period in 2003, primarily due to the repayment of a promissory note that matured May 29, 2004. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better-capitalized corporations. The Company has adequate cash to satisfy its cash requirements over the next twelve months.  The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations.  There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

Management Fees:  During the six months ended June 30, 2004 and 2003, the Company charged $0 and $18,000, respectively, to operations for management and consulting fees incurred for services rendered by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder. As of June 30, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest:  Notes payable total $425,000 as at June 30, 2004,  represents unsecured loans of $350,000 (due on August 28, 2004 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the six month period ended June 30, 2004, amounted to $ 23,938.

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15,2 004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered inor on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $2,551,090 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

We may never receive material revenues from product sales or if we do generate revenues, such revenues may not be sufficient to continue or expand our research or development activities and otherwise sustain our operations.

We may not obtain additional financing.

While we anticipate that our existing funds will be sufficient to fund our operating and research requirements as currently planned into the second quarter of 2007, we cannot guarantee that this will be sufficient. We expect to use, rather than generate, funds from operations for the foreseeable future, and as a result, we will need significant funding to pursue our research, development and commercialization plans. The actual amount of funds we will require will be determined by a number of factors, many of which are beyond our control, including continued scientific progress in our research and development programs, magnitude and scope of our research and development programs, costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and the potential development of new technologies and products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 5, 2004, our officers and board members own 45,213,056 of the 64,540,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On May 24, 2004, HepaLife Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) for an additional three years through September 30, 2007.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

10.1*

Amendment and extension of Cooperative Research Agreement with the United States

Department of Agriculture

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed previously

(b) Reports on Form 8-K

April 14, 2004:  HepaLife Technologies, Inc. issued a news release to announce that effective immediately, the Company has been approved for dual listing on the Berlin Bremen Stock Exchange under the symbol HL1.

May 14, 2004: HepaLife Technologies, Inc. issued a news release to announce its plans for the development of liver cell specific in vitro toxicology and pre-clinical drug testing platforms.

May 26, 2004: HepaLife Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS) for an additional three years through September 30, 2007.

June 1, 2004:  HepaLife Technologies, Inc. issued a news release to announce it has extended the term of, as well as expanded the scope of its Cooperative Research and Development Agreement (CRADA) with the USDA’s Agricultural Research Service (ARS), the primary tool linking government and industry researchers.

June 15, 2004: HepaLife Technologies, Inc. issued a news release to announce the formation of its Scientific Advisory Board.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of August, 2004.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

August 13, 2004

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

August 13, 2004

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

August 13, 2004

Harmel Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Arian Soheili
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Arian Soheili
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 13, 2004	By:	/s/ Harmel Rayat
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