Form 10QSB
period 2004-09-30
HEPALIFE TECHNOLOGIES INC
filed 2004-11-15
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 3, 2004, there were 64,690,832 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2004

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

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

(A Development Stage Company)

 INTERIM BALANCE SHEET

SEPTEMBER 30, 2004

(Unaudited)

ASSETS	Sept. 30, 2004	Dec. 31, 2003

Current Assets
Cash	$94,567	$312,201
Total Current Assets	$94,567	$312,201

Fixed assets, net, (Note 6)	959	0

Total Assets	$95,526	$312,201

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Liabilities, Related Party, (Note 4)	$ 54,012	$82,159
Notes Payable, Related Party, Unsecured (Note 4)	375,000	725,000
Total Current Liabilities	$429,012	$807,159

Stockholders' Deficiency
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 64,690,832	64,691	64,196
Additional Paid In Capital	2,348,159	1,753,004
Deficit Accumulated During the Development Stage	(2,746,336)	(2,312,158)
Total Stockholders' Deficiency	(333,486)	(494,958)

Total Liabilities and Stockholders’ Deficiency	$ 95,526	$312,201

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

 (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003,

AND FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2004

(Unaudited)

	For The Three Months Ended Sept. 30, 2004	For The Three Months Ended Sept. 30, 2003	For The Nine Months Ended Sept. 30, 2004	For The Nine Months Ended Sept. 30, 2003	Cumulative From Inception
Revenues	$0	$0	$0	$0	$0

Selling, General and Administrative Expenses
General and Administrative-(Related Party-nine	195,547	344,941	414,658	626,982	2,624,331
months ended 2004 and 2003: $3,800; $27,000
Research and development expense (Note 5)	0	20,700	20,700	20,700	153,600

Total selling, general and administrative expenses	195,547	365,641	435,358	647,682	2,777,931

Other Income
Interest Income	301	393	1,181	624	31,595

Provision for income taxes	0	0	0	0	0

Net loss available to common stockholders	$(195,246)	$(365,248)	$(434,177)	$(647,058)	$(2,746,336)

Basic loss per common share	$(0.003)	$(0.006)	$(0.007)	$(0.011)	$(0.042)

Basic weighted average common shares outstanding	64,612,571	56,619,446	64,415,011	56,615,392	64,690,832

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

 (A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2004

(Unaudited)

	Nine Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2003	Cumulative From Inception
Cash Flows From Operating Activities
Net Loss	$(434,177)	$(647,058)	$ (2,746,336)
Depreciation	131	583	3,602
Common Stock Issued For Services	0	0	523,100
Conversion of Debt to Equity	0	0	338,000
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
(Increase) Decrease in Stock Subscription Receivable	0	(4,750)	0
Increase (Decrease) in Accounts Payable	(28,148)	32,319	54,011
Total Adjustments	28,017)	28,152	918,713
Net Cash Flows Used In Operating Activities	(462,194)	(618,906)	(1,827,623)

Cash Flows From Investing Activities
Purchase of Property and Equipment	(1,090)	0	(4,560)
Net Cash Flows Used in Investing Activities	(1,090)	0	(4,560)

Cash Flows From Financing Activities
Repayment of Notes Payable	(650,000)	0	(650,000)
Proceed From Issuance of Common Stock	595,650	14,250	1,551,750
Proceed From Promissory Notes – Related Party	300,000	650,000	1,025,000
Net Cash Flows Provided By Financing Activities	245,650	664,250	(1,926,750

Increase (Decrease) in Cash and Cash Equivalents	(217,634)	45,344	94,567
Cash and Cash Equivalents, Beginning of Period	312,201	28,602	0
Cash and Cash Equivalents, End of Period	$94,567	$73,946	$94,567

Supplemental Information
Cash Paid For:
Interest	$0	$0	$0
Income Taxes	$0	$0	$0

Noncash Investing and Financing Activities:
Conversion of debt to equity	$0	$0	$338,000
Common Stock Issued For Services	$0	$0	$523,100

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(Formerly known as ZETA CORPORATION)

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings or loss per share in the future are not included in the computation of diluted earnings or loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

The computation of basic and diluted loss per share is as follows:

	Three months ended Sept. 30, 2004	Three months ended Sept. 30, 2003	Nine months ended Sept. 30, 2004	Nine months ended Sept. 30, 2003	Cumulative from Inception
Numerator-net loss available to common stockholders	$(195,246)	$(365,248)	$(434,177)	$(647,058)	$(2,746,336)
Denominator-weighted average number of common shares outstanding	64,612,571	56,619,446	64,612,571	56,615,392	64,690,832
Basic and diluted loss per common share	$(0.003)	$(0.006)	$(0.007)	$(0.011)	$(0.042)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees:  During the nine months ended September 30, 2004 and 2003, the Company charged $3,800 and $27,000, respectively, to operations for management and director fees incurred for services rendered by Mr. Jasvir Kheleh, a Director, and  by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder. As of September 30, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest: Notes payable total $375,000 as at September 30, 2004, represents unsecured loans of $300,000 (due on August 28, 2005 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the nine month period ended September 30, 2004, amounted to $ 6,312.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at September 30,2004:

Computer Equipment

 $3,470

Furniture and Fixture

  1,090

Total

$4,560

Less Accumulated Depreciation

   3,601

Net Book Value

   $959

Depreciation expense charged to operations during 2004 was $131 (2003:$583).

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine month periods ending September 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at September 30, 2004, the Company had a cash balance of $94,567. The Company has financed its operations primarily through cash on hand during the three and nine month period ending September 30, 2004.

Net cash flows used in by operating activities was $462,194 for the nine month period ending September 30, 2004, compared to net cash flows used of $618,906 for the same period in 2003, primarily due to the reduction in general and administrative expenses. The Company believes it has sufficient cash to satisfy its cash requirements for the next twelve months.

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

Related Party Transactions

Management Fees:  During the nine months ended September 30, 2004 and 2003, the Company charged $3,800 and $27,000, respectively, to operations for management and director fees incurred for services rendered by Mr. Jasvir Kheleh, a Director, and  by Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder. As of September 30, 2004, the Company owed $27,000 for outstanding management fees, which is included in accounts payable and accrued liabilities.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity, which is done at the discretion of Mr. Rayat and upon approval by the board of directors.

Notes Payable and Accrued Interest: Notes payable total $375,000 as at September 30, 2004, represents unsecured loans of $300,000 (due on August 28, 2005 and bearing an interest rate of 7.00%) and $75,000 (due on November 19, 2004 and bearing an interest rate of 7.00%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the nine month period ended September 30, 2004, amounted to $ 6,312.

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the Company.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $2,746,336 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 3, 2004, our officers and board members own 45,213,056 of the 64,690,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 8, 2004:  HepaLife Technologies, Inc. issued a news release to announce that it has met admission requirements and has been accepted for listing onto the Frankfurt Stock Exchange.

August 4, 2004:  HepaLife Technologies, Inc. issued a news release to announce the recent addition of Dr. Ayesha Mahmood, who will lead ongoing research and development work on the patented application of the PICM-19 liver stem cell line to an artificial liver device for the treatment of human patients with liver failure.

August 16, 2004:  HepaLife Technologies, Inc. issued a news release to announce the addition of Dr. Michael Ott to the Company’s Scientific Advisory Board.

August 27, 2004:  On August 27, 2004, the Company drew down $300,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on August 27, 2005 and bears an interest rate of 7.50%.

September 27, 2004:  HepaLife Technologies, Inc. issued a news release to announce that ongoing results from research into its proprietary cell line – PICM-19H – have surpassed Management’s initial expectations for potential application towards the development of a bio-artificial liver device for use by human patients with liver failure.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 3rd day of November, 2004.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

November 3, 2004

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

November 3, 2004

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

November 3, 2004

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

Date:  November 3, 2004

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

Date: November 3, 2004

By:

/s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Arian Soheili
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 3, 2004	By:	/s/ Harmel Rayat
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