Form 10KSB
period 2004-12-31
HEPALIFE TECHNOLOGIES INC
filed 2005-03-31
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.001 par value per share

Title of Each Class

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

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 29, 2005: $67,367,997. Number of shares of Common Stock, $0.001 par value, outstanding as of March 29, 2005: 67,917,832.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

40

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending December 31, 2004, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. We currently have no commercial products intended to diagnose, treat, prevent or cure any disease. The statements contained in this Form 10-KSB regarding our on going research and development and the results attained by us to-date have not been evaluated by the Food and Drug Administration. There can be no assurance that further research and development, and /or whether clinical trial results, if any, will validate and support the results of our preliminary research and studies. Further, there can be no assurance that the necessary regulatory approvals will be obtained or that we will be able to develop commercially viable products on the basis of its technologies. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

HepaLife Technologies, Inc. (the “Company” or “HepaLife”) was incorporated under the laws of the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share and 1,000,000 shares of $0.10 par value preferred stock, which may be divided into series with the rights and preferences of the preferred stock to be determined by the Board of Directors.

On August 10, 2001, Articles of Amendment to the Articles of Incorporation were filed in the State of Florida to increase the authorized capital stock of the Company to 300,000,000 shares of $0.001 par value common stock. At a Board of Directors meeting held on April 17th, 2003, the Company’s Board of Directors agreed to change the Company’s name from Zeta Corporation to HepaLife Technologies, Inc. in order to more accurately describe the Company’s business and to amend its Articles of Incorporation to reflect the name change.

Description of Business

HepaLife Technologies, Inc. (www.hepalife.com) is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for liver toxicity detection and the treatment of various forms of liver dysfunction and disease.

Currently, HepaLife is concentrating its efforts on creating the first-of-its-kind artificial liver device and developing proprietary in vitro toxicology and pre-clinical drug testing platforms.

Artificial Liver Device

Through a Cooperative Research and Development Agreement (CRADA) with the United States Department of Agriculture’s Agricultural Research Service, HepaLife Technologies is working towards optimizing the hepatic functionality of the patented PICM-19 cell line. The hepatic characteristics of the PICM-19 cell line have been demonstrated to have potential application in the production of an artificial liver device for use by human patients with liver failure.

With 25 million Americans suffering from liver disease, the need for an artificial liver device able to remove toxins and improve immediate and long-term survival results is more critical today than ever before. Limited treatment options, a low number of donor organs, the high price of transplants and follow up costs, a growing base of hepatitis, alcohol abuse, drug overdoses, and other factors that result in liver disease all clearly indicate a strong need for an artificial liver device.

The CRADA program, authorized under the Federal Technology Transfer Act of 1986, allows federal laboratories and businesses to form partnerships that help move new technologies to the marketplace and allows the collaborating company the first right to negotiate an exclusive license to inventions emerging under the agreement.

Under the terms of its CRADA, HepaLife has access to proprietary technology, sophisticated scientific expertise and fully-equipped modern research facilities and office space that would otherwise be cost prohibitive for a development stage biotechnology company.

HepaLife’s ongoing research and development work is being conducted under the auspices of and in collaboration with USDA scientists Dr. Neil C. Talbot (cell biologist) and Dr. Thomas J. Caperna (biochemist) at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at the Beltsville Agricultural Research Center in Beltsville, Maryland.

In Vitro Toxicology Testing

Hepatotoxicity, or liver damage caused by medications and other chemical compounds, is the single most common reason leading to drug withdrawal or refusal of drug approval by the Food and Drug Administration (FDA). In fact, about one third of all drugs fail pre-clinical or clinical trials due to the toxic nature of the compounds being tested, costing pharmaceutical companies around $2 billion annually on such toxicity-related drug failures.

With the cost to develop an FDA approved drug approaching $1 billion and taking 10 to 15 years, a 10% improvement in predicting failures before clinical trials could save $100 million in development costs per drug. Despite efforts to develop better methods, most of the tools used for toxicology and human safety testing are decades old.

Resulting in part from the limitations of current testing methodology, safety problems are often discovered only during clinical trials, and unfortunately, sometimes after marketing. Examples of recent post-market discoveries include Accolate (asthma drug), Duract (analgesic and anesthetic) and Rezulin (diabetes), all of which were linked to liver damage.

Hepatocytes, the major cell type comprising of the liver, perform the important task of metabolizing or detoxifying drug compounds that enter the body. This is accomplished primarily through cytochrome P450 enzymes that are abundantly expressed in hepatocytes. Therefore, hepatocytes grown in vitro have application for the rapid screening of multiple drug candidates to predict their potential liver toxicity and liver-specific pharmacological characteristics prior to clinical testing.

The patented PICM-19 liver stem cell line, concurrently being tested for use in an artificial liver device by HepaLife, can differentiate into either hepatocytes or bile duct cells (two key cell types of the liver) and synthesize liver specific proteins such as albumin and transferrin, as well as display enhanced liver-specific functions such as ureagenesis and cytochrome P450 activity. As a result, HepaLife, using the patented PICM-19 cell line, is developing proprietary in vitro toxicological and pre-clinical drug testing platforms that will more accurately determine the potential toxicity and metabolism of new pharmacological compounds in the liver.

At present, the Company does not have commercial products intended to diagnose, treat, cure or prevent any disease. The statements contained in this press release regarding ongoing research and development, and results attained by the Company to-date, have not been evaluated by the Food and Drug Administration.

Liver Disease

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

On January 3, 2005, the National Institutes of Health (NIH) released a comprehensive plan (Action Plan for Liver Disease Research) addressing the burden of liver disease in the United States and directing NIH funding and research resources towards the prevention, diagnosis, and management of liver and biliary diseases.

Prepared by a consortium of 17 NIH institutes and 250 liver disease experts, including clinical researchers, doctors, academicians and concerned lay persons, the purpose of the NIH Action Plan is to identify areas of scientific opportunity and then provide funding and research resources for advancing research on liver and biliary diseases, one of the leading causes of death in America. According to the Action Plan, an estimated one quarter of Americans will suffer from a liver or biliary disease at some point in their lifetime.

In a subsection of the Action Plan (Complications of Liver Disease; Prevention of Acute Liver Failure) the NIH report states, “In the area of acute liver failure, the primary goals of research should be in developing means to prevent acute liver failure and ameliorate its course….Most helpful would be an artificial or bioartificial liver assist device that could be used to sustain patients and serve as a bridge to liver transplantation, which is the only effective treatment that is currently available for fulminant hepatic failure.”

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

Drug Overdoses

Adverse drug reactions are an increasingly important clinical problem in medicine today and rank among the ten most common causes of death (Hepatotoxicity Clinical Research Network). While drug induced liver injury occurs in all age groups, a greater percentage occurs in the elderly, where five out of six persons 65 and older are taking at least one medication and almost half are of the elderly take three or more.

With almost half of the general population now taking at least one prescription drug and one person in every six taking three or more (Centers for Disease Control and Prevention, December 2, 2004), the incidence of drug side effects and other related health problems reported to the FDA has reached all time highs, with 422,500 cases reported in 2004, up 14% from the previous year.

Even common pain relievers such as Bayer, Tylenol and Excedrin and other medications such as Neo-Citran and Sinutab, which contain acetaminophen, can also lead to serious liver problems. A study led by Dr. William Lee of the University of Texas, which was reported in the December 17, 2002, issue of Annals of Internal Medicine, concluded that acetaminophen overdose and drug reactions have replaced viral hepatitis as the most frequent apparent cause of acute liver failure.

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

It is widely recognized that the greatest hindrance to the development of a completely functional artificial liver rescue device is the lack of an appropriately defined cell line that will provide the functions of an intact liver.  One such stem-like cell line is the patented PICM-19 cell line, which is being studied through a collaborative research and development agreement by HepaLife Technologies for potential use in the production of the first-of-its-kind artificial liver device and developing proprietary in vitro toxicology and pre-clinical drug testing platforms.

Our Research Objectives

The overall objective of our collaborative research work is to optimize the culture conditions for the PICM-19 liver stem cell line so that the cells grow faster, reach higher densities, and have good function of key liver metabolic and detoxification enzyme systems for use as an in vitro liver model, for their use in an artificial liver device, and for their use in the in vitro assay of metabolic, toxic, or carcinogenic responses. Concurrent with these efforts and those listed below, bioengineering investigations on the cell culture hardware of an artificial liver device are ongoing.

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

Employees

At December 31, 2004, HepaLife had 1 full-time employee and 3 part-time employees. In addition, through the Company’s Cooperative Research and Development Agreement, 1 USDA full time research scientist and 2 part-time senior research scientists. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants for additional research, testing, regulatory and legal compliance and other services.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $3,747,771 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of March 29, 2005, our officers and board members own 68% of the 67,917,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2004. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "HPLF". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2003

$0.70

$0.20

Second Quarter 2003

$1.77

$0.44

Third Quarter 2003

$2.18

$1.51

Fourth Quarter 2003

$3.59

$1.74

First Quarter 2004

$3.62

$2.55

Second Quarter 2004

$2.99

$1.47

Third Quarter 2004

$2.91

$1.95

Fourth Quarter 2004

$5.80

$2.06

January 1, 2005-March 29, 2005

$4.98

$2.25

As of December 31, 2004, there were approximately 58 stockholders of record of the Company's Common Stock. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

13,833,000

$0.39

26,925,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

13,833,000

$0.39

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

Overview

HepaLife Technologies, Inc. (www.hepalife.com) is a development stage biotechnology company focused on the identification, development and eventual commercialization of technologies and products for liver toxicity detection and the treatment of various forms of liver dysfunction and disease.

Currently, HepaLife is concentrating its efforts on creating the first-of-its-kind artificial liver device and developing proprietary in vitro toxicology and pre-clinical drug testing platforms.

Results of Operations

Revenues:  The Company is a development stage company and has not generated any revenues since inception, October 21, 1997

General and Administrative Expenses:  During 2004, the Company incurred $1,285,988 in general and administrative expenses, an increase of 21% over 2003 expenses of $1,062,270. The increase is primarily attributable to costs related to the Company’s ongoing shareholder and investor relations program for the purposes of increasing industry and investor awareness and enhancing the Company’s image in the investment and biotechnology fields.

Interest Income:  Interest income was $1,921 and $947 for the years ended December 31, 2004, and 2003, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Research and Development Expenses:  During 2004, the Company incurred $151,546 in research and development expenses, compared to $41,400 in 2003.  These expenses were incurred pursuant to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service.  The research and development costs were expensed as the future economic benefits are uncertain and therefore, cannot be measured with a reasonable degree of certainty.  In other words, there is no indication that an economic resource has been created.

Provision for Income Taxes:  As of December 31, 2004, the Company's accumulated deficit was $3,747,771 and as a result, there has been no provision for income taxes to date.

Net Income:  For the year ended December 31, 2004, the Company recorded a net loss of $1,435,534, compared to net loss of $1,103,670 for the same period in 2003. The increase in net loss of 30% is a result of an increase in general and administrative expenses as mentioned above, as well as increased research and development costs.

Liquidity and Capital Resources

At December 31, 2004, the Company had a cash balance of $613,523, compared to a cash balance of $312,201 at December 31, 2003.

During 2004, the Company used $1,364,209 of net cash from operating activities, as compared to $1,022,501 of net cash in 2003.

Net cash provided by financing activities was $1,666,620 for 2004 compared to $1,306,100 for 2002. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

Cooperative Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over a two year period.

On May 24, 2004, HepaLife Technologies, Inc. agreed to extend its CRADA with the USDA’s ARS for an additional three years through September 30, 2007.

ARS will receive a total of $807,828.00 in funds to study experimental culture conditions for the ARS-PICM-19 cell line, its derivative cell lines, or other pig epiblast-derived liver cell lines (as described under ARS patent #5,532,156, “Hepatocyte Cell Line Derived from the Epiblast of Pig Blastocysts”) so as to optimize their hepatocyte functions for use as an in vitro liver model, for their use in an artificial liver device, and for their use in the in vitro assay of metabolic, toxic, or carcinogenic responses.  Specific project objectives are the following:

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

Plan of Operation

Through a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service, the Company is working towards optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device, as well as in vitro toxicology testing to more accurately determine the potential toxicity and metabolism of new pharmacological compounds.

The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005, however, if necessary additional funds maybe provided by loans from shareholders or debt/equity financings.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing research and product development programs. We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Going Concern

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2005. The satisfaction of our cash hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Related Party Transactions

(a)  Management fees

During 2004, the Company incurred $9,500 (2003 – $28,500) in management fees to directors of the Company.  Included in accounts payable – related parties at December 31, 2004 is management and consulting fees of $1,600 incurred in 2004 and $27,000 incurred in previous years.

(b)  Notes Payable

At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a director and major stockholder of the Company.  Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, ongoing investor and public relations costs and other working capital requirements.

Total unsecured promissory notes issued in 2003 of $725,000 bearing interest at rates ranging from 7.00% to 7.25% were repaid in 2004 including accrued interest of $51,500.

On August 27, 2004, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.50%, due on August 27, 2005.

Accrued interest as at December 31, 2004 of $7,187 is included in accounts payable – related parties.

In December 2004, the same director and major stockholder of the Company paid $700,000 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of prime plus 3% per annum and due on September 1, 2006.

(c)  Amounts payable to related parties

Included in accounts payable – related parties is $17,272 (2003 - $nil) payable to various stockholders for expenses incurred on behalf of the Company, of which $12,595 is payable to the same director and majority shareholder in note b above.

(d)  Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a private corporation of the same director and officer of the Company in note b above. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

(e)  Warrants

All 2,700,000 warrants outstanding as at December 31, 2004 (2003 – 4,700,000) (see Note 7), are held by unaffiliated family members of the same director and majority stockholder in note b above.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster Ltd.

17

Balance Sheet as of December 31, 2004

18

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2004

19

Statements of Operations for years ended December 31, 2004 and 2003, and for the period from inception to December 31, 2004

20

Statements of Cash Flows for the years ended December 31, 2004 and 2003,

and for the period from inception to December 31, 2004

21

Notes to the Financial Statements

22-29

MOORE STEPHENS

ELLIS FOSTER LTD.

 CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 737-8117  Facsimile: (604) 714-5916

Website:   www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HEPALIFE TECHNOLOGIES, INC.

(formerly Zeta Corporation)

(A development stage company)

We have audited the balance sheet of Hepalife Technologies, Inc. (formerly Zeta Corporation) (A development stage company) (“the Company”) as at December 31, 2004 and the related statements of stockholders’ equity (deficiency), operations and cash flows for the years ended December 31, 2004 and 2003 and the cumulative data from October 21, 1997 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The Company’s financial statements for the period from October 21, 1997 (inception) to December 31, 2002 were audited by other auditors whose report, dated March 3, 2003, expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for cumulative data from October 21, 1997 (inception) to December 31, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative data from October 21, 1997 (inception) to December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on October 21, 1997, and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company is devoting substantially all of its present efforts in establishing its business.  Management’s plans regarding these matters are also disclosed in Note 1 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

”MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

MSEFA partnership of incorporated professionals

An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited

- members in principal cities throughout the world

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Balance Sheet
December 31, 2004
(Expressed in U.S. Dollars)
2004

ASSETS

Current assets
Cash and cash equivalents	$613,523

Total current assets	613,523

Equipment, net	828

Total assets	614,351

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$100,243
Accounts payable - related parties	53,059
Notes payable - related party	1,000,000

Total current liabilities	1,153,302

Stockholders' Equity

Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 67,817,832	67,818
Additional paid in capital	3,141,002
Loss accumulated during the development stage	(3,747,771)

Total stockholders' equity	(538,951)

Total liabilities and stockholders' equity	$614,351

Commitments and contingencies

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
(Expressed in U.S. Dollars)
				Loss	Total
				accumulated	stock-
			Additional	during	holders'
	Common shares		paid-in	development	equity
	Shares	Amount	capital	stage	(deficiency)

Common stock issued for services rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$3,000

Common stock issued for cash at
$0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception (October 21,
1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for services rendered
at $0. 025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash at
$0. 025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Balance, December 31, 2000	41,200,000	$41,200	$736,800	$(673,599)	$104,401
Conversion of debt to equity at $0.015
per share, July 13, 2001	8,933,332	8,933	125,067	-	134,000
Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)
Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037
Common stock issued for services at
$0.06 per share, April 23, 2002	10,000	10	590	-	600
Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000
Common stock issued for investor relations
services at $0.05 per share, July 25 , 2002	2,390,000	2,390	117,110	-	119,500
Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000
Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)
Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665
Common stock issued pursuant to
exercise of stock options during the year
at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600
Common stock issued pursuant to
exercise of share purchase warrants in
November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500
Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)
Balance, December 31, 2003	64,195,832	$64,196	$1,753,004	$(2,312,158)	$(494,958)

Balance, December 31, 2003	64,195,832	$64,196	$1,753,004	$(2,312,158)	$(494,958)

Common stock issued pursuant to exercise of
stock options during the year
at between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998		1,341,620

Common stock issued pursuant to exercise of
share purchase warrants in December 2004
at $0.025 per share	2,000,000	2,000	48,000		50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004				(1,435,613)	(1,435,613)
Balance, December 31, 2004	67,817,832	$67,818	$3,141,002	$(3,747,771)	$(538,951)

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative
	Amount Since
	Inception to	Year ended	Year ended
	December 31	December 31	December 31
	2004	2004	2003

General and administrative expenses
Administrative and general	$222,399	$92,269	$10,302
Depreciation	3,732	261	583
Interest on promissory note	58,687	39,021	19,666
Interest, bank charges and
foreign exchange loss	2,563	925	792
Professional fees - accounting and legal	81,510	12,139	37,506
Management and consulting fees	909,314	9,500	28,500
Salary and benefits	26,352	26,352	-
Shareholder and investor relations	2,096,419	1,016,916	960,003
Transfer agent and filing	6,716	637	4,918
Travel	87,968	87,968	-

	3,495,660	1,285,988	1,062,270

Research and development	284,446	151,546	41,400

	3,780,106	1,437,534	1,103,670

Operating (loss)	(3,780,106)	(1,437,534)	(1,103,670)

Other income
Interest income	32,335	1,921	947

Net (loss) for the year	$(3,747,771)	$(1,435,613)	$(1,102,723)

Loss per share of common stock
- basic and diluted		$(0.02)	$(0.019)

Basic weighted average number
of common stock outstanding
- basic and diluted		64,610,777	57,817,305

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.
(formerly Zeta Corporation)
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	Amount Since
	Inception to	Year ended	Year ended
	December 31	December 31	December 31
	2004	2004	2003

Cash flows from (used in)
operating activities
Net (loss) for the year	$(3,747,771)	$(1,435,613)	$(1,102,723)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
- depreciation	3,732	261	583
- common stock issued for services	523,100	-	-
- conversion of debt to equity	338,000	-	-
Changes in non-cash working capital items:
- increase in accounts payable	100,243	18,084	79,639
- increase in accounts payable - related parties	53,059	53,059	-

Net cash used in operating activities	(2,729,637)	(1,364,209)	(1,022,501)

Cash flows used in
investing activities
Purchase of equipment	(4,560)	(1,089)	-

Net cash used in investing activities	(4,560)	(1,089)	-

Cash flows from (used in) financing activities
Net proceeds from notes payable	1,000,000	275,000	725,000
Proceeds from the sale of common stock	2,347,720	1,391,620	581,100

Net cash provided by financing activities	3,347,720	1,666,620	1,306,100

Increase in cash and cash equivalents	613,523	301,322	283,599

Cash and cash equivalents,
beginning of year	-	312,201	28,602

Cash and cash equivalents, end of year	$613,523	$613,523	$312,201

Supplemental non-cash investing and
financing activities:
Conversion of debt to equity	$338,000	$-	$-
Common stock issued for services rendered	$523,100	$-	$-

Supplemental cash flow information:
Interest paid by cash	$51,909	$51,909	$-
Income tax paid by cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(formerly Zeta Corporation)

(A development stage company)

Notes to Financial Statements

Years Ended December 31, 2004 and 2003

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception resulting in a substantial accumulated deficit and has used substantial amounts of working capital in its operations. In view of these matters, the continued operations of the Company is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company expects to incur losses as it expands its business and will require additional funding during 2005.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2005, however, there can be no assurances to that effect. If adequate funds are not available or not available on acceptable terms, the Company may be (i) unable to fund further research and operating plans, (ii) required to scale back or abandon our research and product development activities, (iii) reduce our workforce, and (iv) license to others products or technologies we would otherwise seek to commercialize ourselves, all of which could have a material adverse effect on our business, results of operations and financial condition. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

2.

Summary of Significant Accounting Policies

(a)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2004.

(d)

Equipment and Depreciation

Property and equipment, stated at cost and are depreciated under the straight-line method over their estimated useful lives.  Repairs and maintenance are charged to operations as incurred.

(e)

Research and Development Costs

Research and development costs are expensed as incurred.

(f)

Start-up Costs

The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.”, where they are expensed as incurred. For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

(g)

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

(h)

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

(i)

Advertising Expenses

The Company expensed advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2004 and 2003.

(j)

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

(k)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Equity (Deficiency).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(l)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollar, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(m)

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

(n)

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in the Statement of Fianncial Accounting Standards No 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(o)

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

The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions.

The Company operates outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between the currency in which the Company operates in and the U.S. dollar.

(p)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards Board No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities,  which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company’s financial statements.

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

(r)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

3.

Equipment

2004
Computer equipment	$ 3,471
Furniture and fixtures	1,089
4,560
Less: Accumulated depreciation	(3,732)
$ 828

Depreciation expense charged to operations during 2004 was $261 (2003 – $583).

4.

Related Party Transactions

(a)

Management fees

During 2004, the Company incurred $9,500 (2003 – $28,500) in management fees to directors of the Company.  Included in accounts payable – related parties at December 31, 2004 is management and consulting fees of $1,600 incurred in 2004 and $27,000 incurred in previous years.

(b)

Notes Payable

At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a director and major stockholder of the Company.  Proceeds from the loan, which will be drawn down on a “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, investor and public relations costs and other ongoing working capital requirements.

Total unsecured promissory notes issued in 2003 of $725,000 bearing interest at rates ranging from 7.00% to 7.25% were repaid in 2004 including accrued interest of $51,500.

On August 27, 2004, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.50%, due on August 27, 2005.

Accrued interest as at December 31, 2004 of $7,187 is included in accounts payable – related parties.

In December 2004, the same director and major stockholder of the Company paid $700,000 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of prime plus 3% per annum and due on September 1, 2006.

(c)

Amounts payable to related parties

Included in accounts payable – related parties is $17,272 (2003 - $nil) payable to various stockholders for expenses incurred on behalf of the Company, of which $12,595 is payable to the same director and majority shareholder in note 4b.

(d)

Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a private corporation of the same director and officer of the Company in note 4b. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

(e)

Warrants

All 2,700,000 warrants outstanding as at December 31, 2004 (2003 – 4,700,000) (see Note 7), are held by family members of the same director and majority stockholder in note 4b.

5.

Cooperative Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “Agreement”) with the United States Department of Agriculture’s Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period ending February 19, 2005.

On May 24, 2004, the Agreement was extended to September 30, 2007 and required total payments to ARS was amended to $807,828 with a revised schedule of repayment as follows:

$65,422.80 on or before 8/1/04 (paid in 2004);

$65,422.80 on or before 11/1/04 ( included in accounts payable);

$65,422.80 on or before 2/1/05;

$65,422.80 on or before 5/1/05;

$65,422.80 on or before 8/1/05;

$65,422.80 on or before 11/1/05;

$65,422.80 on or before 2/1/06;

$65,422.80 on or before 5/1/06;

$65,422.80 on or before 8/1/06; and

$65,422.80 on or before 8/1/06; and

$65,422.80 on or before 11/1/06.

As at December 31, 2004, total payments of $284,446 have been paid/accrued.

As amended, the Company, instead of ARS as in the original agreement, has the first option to prepare and prosecute patent or Plant Variety Protection Certificate applications, foreign and domestic, on subject invention owned or co-owned by the U.S Government, subject to certain conditions.

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

6.

Warrants

In November 2003, 7,300,000 of these warrants were exercised into common share for total proceeds of $182,500.

In December 2004, 2,000,000 warrants were exercised into common share for total proceeds of $50,000.

Share purchase warrants outstanding as at December 31, 2004:

Number of Warrants	Exercise Price	Expiry Date

2,700,000	$0.025	March 22, 2005

Each warrant entitles the holder to acquire one common share of the Company.

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

The Company did not grant any stock options in 2004.

On December 18, 2002, the Company’s Board of Directors agreed to grant 10,000,000 Non-Statutory Stock Options out of the 40,000,000 common shares available for issuance under the Company’s 2001 Stock Option Plan at $0.07 per share being the market price at the time of the grant. The terms and conditions, such as expiration dates and vesting periods are defined in the individual stock option agreements finalized on February 10, 2003. The options are exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), the first installment being exercisable immediately, with an additional of thirty-three and one-third percent (33 1/3%) of the shares becoming exercisable on each of the two (2) successive anniversary dates. The options expire on February 10, 2013.

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

Summary of employee stock options information for the years ended on December 31, 2004 and 2003 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2002	-	$ -
Granted	13,075,000	$ 0.54
Exercised	(282,500)	$ (1.41)
Cancelled	(37,500)	$ (0.38)
Options outstanding at December 31, 2003	12,755,000	$ 0.52
Exercised	(1,622,000)	$ (0.83)
Options outstanding at December 31, 2004	11,133,000	$ 0.48

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $1.00	8,915,000	5,581,666	8.10	$ 0.07
$2.00 - $3.00	2,218,000	2,218,000	8.70	$ 2.11
	11,133,000	7,799,666	8.63	$ 0.48

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	2004	2003

Net income (loss) as reported:	$(1,435,613)	$(1,102,723)
Stock-based employee compensation
expense as determined under the
fair value based method	(901,242)	(5,591,425)
Pro-forma, net (loss)	$(2,336,855)	$(6,694,148)

Net (loss) per share – basic and diluted:
As reported	$(0.02)	$(0.02)
Pro-forma	$(0.04)	$(0.12)

The weighted average fair value of the options granted in2003 was estimated at $0.50 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 81.29%, risk-free interest rates of 3.5%, and expected lives of five years.

8.

Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2004 and 2003 due to the Company’s loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is primarily a result of start-up expenses, which are capitalized for income tax purposes. Applying a federal statutory rate of 34% to the pretax loss results in a deferred tax benefit with a full valuation allowance recorded against the benefit as follows at December 31:

	2004	2003

NOL carryforwards	$194,000	$57,000
Start-up costs	1,138,000	788,000
Organizational costs	1,020	1,020
	1,333,020	846,020
Valuation allowance	(1,333,020)	(846,020)
Net deferred tax assets	$-	$-

The Company has available net operating loss carryforwards of approximately $570,000 (2003 – $169,000) for tax purposes to offset future taxable income which expire commencing 2008 to 2024. Additionally, the estimated effect of the charge-off of start-up expenses in 2004 is a reduction in estimated income taxes of approximately $1,035,000 (2003 – $1,026,000), assuming normal operations have commenced.

9.

Subsequent Events

On January 10, 2005, the Company extended an Investor and media relations agreement with Thornhill Advisors for another 12 months ending December 31, 2005, with monthly payments of CDN$7,000 (US$5,385).

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

Changes in Internal Controls

During the fourth quarter of fiscal 2004, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

ARIAN SOHEILI, (Age 38).  CEO, President, Director.  Mr. Soheili earned a Bachelor’s degree in Business Administration from Simon Fraser University in 1993 and brings over 20 years of industry and public practice experience with Grant Thornton, Deloitte and Touche, and others.   Since 1999, Mr. Soheili has been the Managing Director at Cantatus Systems Group, Inc., a firm that specializes in enterprise solutions, technology infrastructure and systems integration services. Mr. Soheili joined the Company as a Director and its President and Chief Executive Officer on September 22, 2003.

JASVIR S. KHELEH, (Age 31).  Director.  Mr. Jasvir S. Kheleh received his Diploma in Financial Management majoring in Finance from the British Columbia Institute of Technology (BCIT) in June 1995. From September 1995 to May 1996, Mr. Kheleh was employed by Canada Trust, a subsidiary of the Toronto-Dominion Bank’s, TD Bank Financial Group.  Initially chartered in 1855, TD is headquartered in Toronto, Canada with more than 51,000 employees and $300 billion (cdn) in assets.  Since June 1996, Mr. Kheleh has been with the nation’s largest credit union institution, Vancity (Vancouver City Savings Credit Union) as a Financial Services Manager.  Mr. Kheleh joined the Company as a Director on November 19, 2003.

HARMEL S. RAYAT, (Age 43). Secretary, Treasurer, Director.  Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Entheos Technologies, Inc., Enterprise Technologies Corporation and eDeal.net, Inc. Mr. Rayat has served as a Director of the Company since December 4, 2000.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2004 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2004, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2004 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year      Salary

Bonus        Other

Granted

Compensation

Harmel S. Rayat (1)

2004

$0

$0

$3,500

   0

$0

Secretary, Treasurer,

2003

$27,000

$0

$0

1,500,000

$0

Director

2002

$144,000

$0

$0

5,500,000

$0

Arian Soheili

2004

$0

$0

$2,500

   0

$0

CEO, President,

2003

$0

$0

$1,150

   0

$0

Director

2002

$0

$0

$0

   0

$0

Jasvir Kheleh,

2004

$0

$0

$3,500

   0

$0

Director

2003

$0

$0

$350

   0

$0

2002

$0

$0

$0

   0

$0

(1)  During 2004, the Company incurred $9,500 (2003 – $28,500) in management fees to directors of the Company.  Included in accounts payable-related parties at December 31, 2004 is management and consulting fees of $1,600 incurred in 2004 and $27,000 incurred in previous years.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2004 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2004

Price ($/sh)

Date

Arian Soheili

0

0

n/a

n/a

Harmel Rayat

0

0

n/a

n/a

Jasvir Kheleh

0

0

n/a

n/a

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2004

Options on December 31, 2004

Name

Exercisable

     Unexercisable

Exercisable

Unexercisable

Arian Soheili

0

0

0

0

Harmel Rayat

5,166,667

1,833,333

20,201,668

7,168,332

Jasvir Kheleh

0

0

0

0

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2005, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1)

46,463,056

68%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Harmel S. Rayat (2)

7,000,000

11%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Arian Soheili

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Jasvir Kheleh

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

53,463,056

79%

as a group (3 persons)

(1)  Includes 3,203,194 shares held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by his wife and other family members.

(2)  Includes 5,500,000 stock options granted on February 10, 2003 and 1,500,000 stock options granted on August 27, 2003, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Management fees

During 2004, the Company incurred $9,500 (2003 – $28,500) in management fees to directors of the Company.  Included in accounts payable – related parties at December 31, 2004 is management and consulting fees of $1,600 incurred in 2004 and $27,000 incurred in previous years.

(b)  Notes Payable

At a Board of Directors meeting held on May 28, 2003, the Company’s Board of Directors agreed to accept a loan of up to $750,000 from a director and major stockholder of the Company.  Proceeds from the loan, which will be drawn down on an “as needed basis”, will be used to fund the Company’s research and development commitments, legal and audit fees, ongoing investor and public relations costs and other working capital requirements.

Total unsecured promissory notes issued in 2003 of $725,000 bearing interest at rates ranging from 7.00% to 7.25% were repaid in 2004 including accrued interest of $51,500.

On August 27, 2004, the Company drew down $300,000 from the loan commitment and issued an unsecured promissory note bearing an interest rate of 7.50%, due on August 27, 2005.

Accrued interest as at December 31, 2004 of $7,187 is included in accounts payable – related parties.

In December 2004, the same director and major stockholder of the Company paid $700,000 in investor relation fees on behalf of the Company.  For reimbursement, the Company issued an unsecured promissory note bearing interest at a rate of prime plus 3% per annum and due on September 1, 2006.

(c)  Amounts payable to related parties

Included in accounts payable – related parties is $17,272 (2003 - $nil) payable to various stockholders for expenses incurred on behalf of the Company, of which $12,595 is payable to the same director and majority shareholder in note b above.

(d)  Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a private corporation of the same director and officer of the Company in note b above. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

(e)  Warrants

All 2,700,000 warrants outstanding as at December 31, 2004 (2003 – 4,700,000) (see Note 7), are held by unaffiliated family members of the same director and majority stockholder in note b above.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

December 8, 2004:  HepaLife Technologies, Inc. issued a news release to announce the addition of Dr. Jorge Alberto Ortiz to the Company’s Scientific Advisory Board.

December 15, 2004:  HepaLife Technologies, Inc. issued a news release to announce its expectations of increased drug induced liver injuries and adverse drug reactions due to a dramatic rise in prescription drug usage amongst Americans, with almost half of the population now taking at least one prescription drug and one person in every six taking three or more (Centers for Disease Control and Prevention, December 2, 2004).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  December  31, 2004 and December 31, 2003 were $7,686 and $9,167 respectively.

Tax fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal 2004 and 2003 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 and 2003 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 31st day of March, 2005.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

March 31, 2005

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

 March 31, 2005

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

 March 31, 2005

Harmel Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arian Soheili, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of HepaLife Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005	By:	/s/ Arian Soheili
Arian Soheili President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of HepaLife Technologies, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 31, 2005	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: March 31, 2005	By:	/s/ Arian Soheili
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

In connection with the Annual Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: March 31, 2005	By:	/s/ Harmel Rayat
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