Form 10QSB
period 2005-03-31
HEPALIFE TECHNOLOGIES INC
filed 2005-05-16
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of May 13, 2005, there were 69,167,832 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-QSB, QUARTER ENDED MARCH 31, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

 INTERIM BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

Current Assets
Cash	$219,609
Total Current Assets	219,609

Equipment , net	697
Total Assets	$220,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Liabilities – Related Party	$194,522
Notes Payable – Related Party	950,000
Total Current Liabilities	1,144,522

Stockholders' Equity (Deficiency)
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 69,167,832 Shares	69,168
Additional Paid In Capital	3,431,402
Loss Accumulated During the Development Stage	(4,424,786)
Total Stockholders' Equity (Deficiency)	(924,216)

Total Liabilities and Stockholders’ Equity (Deficiency)	$220,306

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004,

AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2005

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	From Inception (October 21, 1997) to March 31, 2005
Revenues	$0	$0	$0

General and administrative
Management fees and consulting fees – Related party	5,953	0	915,267
Investor Relations	527,948	48,211	2,624,367
Other operating expense – Related Party	79,086	27,805	569,013
Research and Development	65,423	20,700	349,869

Total General and Administrative Expenses	678,410	96,716	4,458,516

Other Income
Interest Income	(1,395)	(552)	(33,730)

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(677,015)	$(96,164)	$(4,424,786)

Basic and Diluted Loss Per Common Share	$(0.010)	$(0.002)

Weighted Average Common Shares Outstanding	68,014,499	64,214,332

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

 INTERIM STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2005

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (October 21, 1997) to March 31, 2005
Cash Flows From (Used In) Operating Activities
Net Loss for the Period	$(677,015)	$(96,164)	$(4,424,786)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Common Stock Issued For Services	-	-	523,100
Depreciation	131	-	3,863
Conversion of Debt to Equity			338,000
Changes in Assets and Liabilities
Increase (Decrease) in Accounts Payable	41,220	(1,226)	194,522
Total Adjustments	41,351	(1,226)	1,059,482
Net Cash Flows Used In Operating Activities	(635,664)	(97,390)	(3,365,301)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(4,560)
Net Cash Flows Used In Investing Activities	0	0	(4,560)
Cash Flows From (Used In) Financing Activities
Net Proceed From Notes Payable	(50,000)	-	950,000
Proceed From Issuance of Common Stock	291,750	166,650	2,639,470
Net Cash Flows Provided By Financing Activities	241,750	166,650	3,589,470

Increase (Decrease) in Cash and Cash Equivalents	(393,914)	69,260	291,609
Cash and Cash Equivalents, Beginning of Period	613,523	312,201	-
Cash and Cash Equivalents, End of Period	$219,609	$381,461	$291,609

Supplemental Information
Cash paid for:
Interest	$9,432	$0	$61,341
Income Taxes	$0	$0	$0
Noncash investing and financing activities:
Conversion of debt to equity	$0	$0	$338,000
Common Stock Issued For Services	$0	$0	$523,100

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2004 Annual Report on Form 10-KSB.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Inception (October 21, 1997) to March 31, 2005
Numerator-net loss available to common stockholders	$(677,015)	$(96,164)	$(4,424,786)
Denominator-weighted average number of common shares outstanding	68,014,499	64,214,332
Basic and diluted loss per common share	$(0.010)	$(0.002)

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Fees:  During the three months ended March 31, 2005 and 2004, the Company incurred $5,953 (2004 – $0) in management fees to directors of the Company.  Included in accounts payable – related parties at March 31, 2005 is management and consulting fees of $0 incurred in 2005 and $27,000 incurred in previous years.

Notes Payable and Accrued Interest:  Notes payable totaled $950,000 as at March 31, 2005, representing unsecured loans of $250,000 and $700,000 (both bearing an interest rate of 8.50%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the three month period ended March 31, 2005, amounted to $14,875 (2004 - $12,875).

Rent:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.   The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 – COOPERATIVE AGREEMENT

Cooperative Agreement

On November 1st, 2002, the Company entered into a Cooperative Research and Development Agreement (the “agreement”) with the United States Department of Agriculture’s (USDA) Agricultural Research Service (ARS), and committed a total payment of $292,727 to ARS over two year period, ending February 19, 2005.

On May 24, 2004, the Agreement was extended to September 30, 2007 and required total payments to ARS was amended to $807,828 with a revised schedule of repayment as follows:

-  $65,422.80 on or before 8/1/04 (paid in 2004);

-  $65,422.80 on or before 11/1/04 ( included in accounts payable);

-  $65,422.80 on or before 2/1/05  ( included in accounts payable);

-  $65,422.80 on or before 5/1/05;

-  $65,422.80 on or before 8/1/05;

-  $65,422.80 on or before 11/1/05;

-  $65,422.80 on or before 2/1/06;

-  $65,422.80 on or before 5/1/06;

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As at March 31, 2005, total payments of $349,869 have been paid/accrued.

As amended, the Company, instead of ARS as in the original agreement, has the first option to prepare and prosecute patent or Plant Variety Protection Certificate applications, foreign and domestic, on subject invention owned or co-owned by the U.S Government, subject to certain conditions.

The agreement is for the purpose of funding salaries, equipment, travel and other indirect costs of one post-doctoral researcher, one support scientist, and one technician. The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line.  ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

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

NOTE 5 – EQUIPMENT

2004
Computer equipment	$ 3,471
Furniture and fixtures	1,089
4,560
Less: Accumulated depreciation	(3,863)
$ 697

Depreciation expense charged to operations as of  March 31, 2005 was $131 (2004 – $0).

NOTE 6 – STOCK OPTION PLAN

On July 12, 2001, the shareholders of Hepalife Technologies, Inc. approved the Company’s 2001 Stock Option Plan which has 40,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on May 8, 2003.  The objective of this plan is to attract and retain the best personnel, providing for additional  performance incentives, and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

In the period ended March 31, 2005, the Company granted an aggregate of 6,000,000 stock options to employees, with exercise prices ranging from $2.38 to $3.10 per share, expiring 10 years from the date of grant, being vested immediately.

Summary of employee stock options information as at March 31, 2005 is as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2004	11,133,000	$0.48
Granted	6,000,000	$2.86
Options outstanding at March 31, 2005	17,133,000	$1.31

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Number exercisable	Weighted Average Remaining Contractual Life (yr.)	Weighted Average Exercise Price
$0.01 - $1.00	8,915,000	8,915,000	7.90	$0.07
$2.00 - $3.50	8,218,000	8,218,000	9.60	$2.66
	17,133,000	17,133,000	9.55	$1.31

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	March 31, 2005	March 31, 2004

Net income (loss) as reported:	$(677,015)	$(96,164)
Stock-based employee compensation
expense as determined under the
fair value based method	(10,320,000)	(225,311)
Pro-forma, net (loss)	$(10,997,015)	$(321,475)

Net (loss) per share – basic and diluted:
As reported	$(0.01)	$(0.002)
Pro-forma	$(0.16)	$(0.005)

The weighted average fair value of the options granted in the period ended March 31, 2005 was estimated at $1.72 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 93%, risk-free interest rates of 3.5%, and expected lives of three years.

NOTE 7 – GOING CONCERN

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending March 31, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at March 31, 2005, the Company had a cash balance of $219,609. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2005.

Net cash flows used in by operating activities was $635,664 for the three month period ending March 31, 2005, compared to net cash flows used of $97,390 for the same period in 2004, primarily due to an increase in investor relations expenses.

Net cash provided by financing activities was $241,750 for the three months period ending March 31, 2005 compared to $166,650 for the same period in 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

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

Related Party Transactions

Management Fees:  During the three months ended March 31, 2005 and 2004, the Company incurred $5,953 (2004 – $0) in management fees to directors of the Company.  Included in accounts payable – related parties at March 31, 2005 is management and consulting fees of $0 incurred in 2005 and $27,000 incurred in previous years.

Notes Payable and Accrued Interest: Notes payable totaled $950,000 as at March 31, 2005, representing unsecured loans of $250,000 and $700,000 (both bearing an interest rate of 8.50%) due to Mr. Harmel S. Rayat, a Director, Secretary/Treasurer and majority shareholder of the Company.  Accrued and unpaid interest on these notes during the three month period ended March 31, 2005, amounted to $14,875 (2004 - $12,875).

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered in or on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $4,424,786 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of May 13, 2005, our officers and board members own 67% of the 69,167,832 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 10, 2005:  HepaLife Technologies, Inc. issued a news release to announce that on January 3, 2005, the National Institutes of Health (NIH) released a comprehensive plan (Action Plan for Liver Disease Research) addressing the burden of liver disease in the United States and directing NIH funding and research resources towards the prevention, diagnosis, and management of liver and biliary diseases.

January 21, 2005:  At a board of directors meeting held on January 18th, 2005, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees for 4,425,000 out of the 26,962,500 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001, and registered under Form S-8 with the U.S. Securities and Exchange Commission on May 8th, 2003.

January 27, 2005:  HepaLife Technologies, Inc. issued a news release to further comment on its ongoing and well established Cooperative Research and Development Agreement (CRADA), entered into with the USDA's Agricultural Research Service (ARS) pursuant to the Federal Technology Transfer Act (FTTA).

February 11, 2005:  HepaLife Technologies, Inc. issued a news release to announce plans to expand its scientific research team in order to further bolster the Company’s ongoing development of the first-of-its-kind artificial liver device, and its proprietary in vitro toxicology and pre-clinical drug testing platforms.

February 25, 2005:  HepaLife Technologies, Inc. issued a news release to announce the addition of research scientist and toxicologist, Mr. Ryan R. Willard.

March 2, 2005:  At a Board of Directors meeting held on March 2, 2005, the Company’s Directors agreed to enter into a Market Access Services Agreement with National InfoSystems Inc.  Also, the Company’s Board of Directors agreed to cancel 4,325,000 employee options (2,250,000 in the Ranjit Bhogal, 1,250,000 in the name of Bhupinder Mann and 925,000 in the name of Jeet Sidhu) that were established on January 18, 2005.  Also, at a Board of Directors meeting held on March 2, 2005, the Directors agreed to reimburse Mr. Harmel S. Rayat $700,000.00 for investor relations expenses incurred and paid for personally on behalf of the Company during the fourth quarter of calendar 2004 through the issuance of an unsecured promissory note, which is due on September 2, 2006 and bears an interest rate of 8.50%.

March 8, 2005:  At a Board of Directors meeting held on March 7th, 2005, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees for 4,000,000 out of the 25,712,500 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001.  On March 8, 2005, the Company drew down $250,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on March 8, 2006 and bears an interest rate of 8.50%.

March 18, 2005:  At a Board of Directors meeting held on March 17th, 2005, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees for 2,000,000 out of the 21,712,500 common shares reserved for issuance under the Company’s 2001 Stock Option Plan, which was approved by shareholders on July 12th, 2001.

March 31, 2005: HepaLife Technologies, Inc. issued a news release to reiterate its previously forecasted expectations of increased drug induced liver injuries, in response to the record number of ‘adverse-events’ filed with the FDA, according to findings published by USA Today.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of May, 2005.

HepaLife Technologies, Inc.

/s/ Arian Soheili

Arian Soheili

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Arian Soheili

Director , President,

May 13, 2005

Arian Soheili

Chief Executive Officer

/s/ Jasvir Kheleh

Director

May 13, 2005

Jasvir Kheleh

/s/ Harmel Rayat

Director, Secretary/Treasurer,

May 13, 2005

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

Date:  May 13, 2005

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

(4)

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

I

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

(5)

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2005

By:

/s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Arian Soheili, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Arian Soheili
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: May 13, 2005	By:	/s/ Harmel Rayat
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