Form 10-Q
period 2005-06-30
HEPALIFE TECHNOLOGIES INC
filed 2005-08-15
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

000-29819

(Commission File Number)

HEPALIFE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation)

58-2349413

(I.R.S. Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(800) 518-4879

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,024,430 shares of Common Stock, par value $.001, were outstanding on August 1, 2005.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED JUNE 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Unaudited Interim Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operation

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.  Controls and Procedures

24

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities

25

Item 4. Submission of Matters to a Vote of Security Holders

25

Item 5. Other Information

25

Item 6. Exhibits and Reports on Form 8-K

25

Signatures

26

Certifications

27

PART I    FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

 INTERIM BALANCE SHEET

JUNE 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

(Expressed in US Dollars)

BASIS OF PRESENTATION (NOTE 1)

ASSETS	June 30, 2005	Dec. 31, 2004

Current Assets
Cash	$254,277	$613,523
Total Current Assets	254,277	613,523

Equipment (Note 6)	$566	$828

Total Assets	$254,843	$614,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Liabilities	$153,124	$100,243
Accounts Payable and Accrued Liabilities, Related Party (Note 4)	62,062	53,059
Notes Payable, Related Party, Unsecured (Note 4 )	950,000	1,000,000
Total Current Liabilities	1,165,186	1,153,302

Stockholders' Equity (Deficiency)
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 69,332,832 Shares	69,333	67,818
Additional Paid In Capital	3,737,207	3,141,002
Loss Accumulated During the Development Stage	(4,716,883)	(3,747,771)
Total Stockholders' Equity (Deficiency)	(910,343)	(538,951)

Total Liabilities and Stockholders’ Equity (Deficiency)	$254,843	$614,351

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004,

AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

	For The Three Months Ended June 30, 2005	For The Three Months Ended June 30, 2004	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30, 2004	From Inception (October 21, 1997) to June 30, 2005
Revenues	$0	$0	$0	$0	$0

General and Administrative Expenses
Management fees and consulting fees - Related party	5,098	0	11,051	0	920,365
Investor Relations	151,267	92,389	679,215	140,600	2,775,634
Other operating expense – Related Party (Note 4)	71,138	50,706	150,223	78,511	640,150
Research and development expense	65,423	0	130,846	20,700	415,292

Total selling, general and administrative expenses	292,926	143,095	971,335	239,811	4,751,441

Other Income
Interest Income	(828)	(328)	(2,223)	(880)	(34,558)

Provision for income taxes	0	0	0	0	0

Net loss available to common stockholders	$(292,098)	$(142,767)	$(969,112)	$(238,931)	$(4,716,883)

Basic loss per common share (Note 3)	$(0.004)	$(0.002)	$(0.014)	$(0.004)	$(0.105)

Basic weighted average common shares outstanding (Note 3)	69,214,041	64,540,832	67,841,064	64,540,832	45,073,047

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004, AND

FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	From Inception (October 21, 1997) to June 30, 2005
Cash Flows From Operating Activities
Net Loss	$(969,112)	$(238,931)	$ (4,716,883)
Depreciation	261	0	3,993
Common Stock Issued For Services	0	0	523,100
Conversion of Debt to Equity	20	0	338,020
Adjustments to Reconcile Net Loss to Net Cash Used By Operating Activities
Changes in Assets and Liabilities
Increase (Decrease) in Notes Payable	0	(300,000)	0
Increase (Decrease) in Accounts Payable	61,885	(11,507)	215,187
Total Adjustments	62,166	(311,507)	1,080,301
Net Cash Flows Used In Operating Activities	(906,946)	(550,438)	(3,636,583)

Cash Flows From Investing Activities
Purchase of Property and Equipment	0	(545)	(4,560)

Net Cash Flows Used in Investing Activities	0	(545)	(4,560)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	597,700	483,150	2,945,420
Proceed (Repayment) From Promissory Notes	(50,000)	0	950,000
Net Cash Flows Provided By Financing Activities	547,700	483,150	3,895,420

Increase (Decrease) in Cash	(359,246)	(67,833)	254,277
Cash, Beginning of Period	613,523	312,201	0
Cash, End of Period	$254,277	$244,368	$254,277

Supplemental Information
Cash Paid For:
Interest	$9,432	$0	$61,341
Income Taxes	$0	$0	$0

Noncash Investing and Financing Activities:
Conversion of debt to equity	$20	$0 $0	$338,020
Common Stock Issued For Services	$0		$523,100

The accompanying notes are an integral part of these financial statements.

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Expressed in US Dollars)

NOTE 1 – BASIS OF PRESENTATION – GOING CONCERN UNCERTAINITIES

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, and the results of operations for three and six months ended June 30, 2005 and June 30, 2004 and cash flows for the six months ended June 30, 2005 and for the same period in 2004.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted loss per share is as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	Inception (October 21, 1997) to June 30, 2005
Numerator-net loss available to common stockholders	$ (292,098)	$ (142,767)	$ (969,112)	$ (238,931)	$(4,716,883)
Denominator-weighted average number of common shares outstanding	69,214,041	64,540,832	67,841,064	64,540,832	45,073,047
Basic and diluted loss per common share	$(0.004)	$(0.002)	$(0.014)	$(0.004)	$(0.105)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees or Consulting Fees:  During the three months ended June 30, 2005 and 2004, the Company charged $5,098 and $0 to directors, officers and consultants.  During the six months ended June 30, 2005 and 2004, the Company charged $11,051 and $0 to directors, officers and consultants.    As of June 30, 2005, the Company owed $27,000 for outstanding management fees to Mr. Harmel S. Rayat, which is included in accounts payable and accrued liabilities, related party.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  Notes payable total $950,000 as at June 30, 2005, and represents unsecured loans of $250,000 and $700,000 (both bearing an interest rate of 8.50%) due to Mr. Harmel S. Rayat, a Director, President and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the three and six month period ended June 30, 2005, amounted to $20,187 and $35,062, respectively (2004-$23,738).

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

On May 24, 2004, the Agreement was extended to September 30, 2007 and required total payments to ARS was amended to $807,828 with a revised schedule of repayment as follows:

-  $65,422.80 on or before 8/1/04 (paid in 2004);

-  $65,422.80 on or before 11/1/04 (paid in 2005);

-  $65,422.80 on or before 2/1/05 (included in accounts payable);

-  $65,422.80 on or before 5/1/05 (included in accounts payable);

-  $65,422.80 on or before 8/1/05;

-  $65,422.80 on or before 11/1/05;

-  $65,422.80 on or before 2/1/06;

-  $65,422.80 on or before 5/1/06;

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As at June 30, 2005, total payments of $415,292 have been paid/accrued.

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

NOTE 6 – EQUIPMENT

	June 30, 2005	December 31, 2004
Computer equipment	$3,471	$3,471
Furniture and fixtures	$1,089	$1,089
	$4,560	$4,560
Less: Accumulated depreciation	($3,994)	($3,732)
	$566	$828

Depreciation expense charged to operations as of June 30, 2005 was $261 (2004 – $0).

NOTE 7 – SUBSEQUENT EVENTS

On July 8, 2005, HepaLife Technologies, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company agreed to issue to Fusion 711,598 (subject to possible adjustment) of its common stock, which Fusion has agreed to hold for thirty (30) months, and Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of the Registration Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital $25,000 of the Company’s common stock at a purchase price equal to the lower of (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the twelve (12) consecutive trading days immediately preceding the date of purchase. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The company has the right to control the timing and the number of shares sold to Fusion Capital. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

On August 12, 2005, the Company announced the appointment of Mr. Harmel S. Rayat, a current director, to the position of president and chief executive officer. Mr. Rayat will also assume the position of Chief Financial Officer and Principal Accounting Officer.  Mr. Arian Soheili, the Company's former president and CEO, remains with HepaLife as a director, secretary and treasurer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

We are an early stage, research based biotechnology company focused on the identification, development and eventual commercialization of technologies and products for liver toxicity detection and the treatment of various forms of liver dysfunction and disease. Currently, we are concentrating our efforts on developing an artificial liver device and in-vitro toxicology and pre-clinical drug testing platforms. Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement, or “CRADA”, with the USDA's Agricultural Research Service,

Artificial Liver Device

We are working towards optimizing the hepatic functionality of a porcine cell line, which we refer to as the “PICM-19 Cell Line.” The PICM-19 Cell Line was developed and patented by USDA’s Agricultural Research Service scientists.  The hepatic characteristics of the PICM-19 Cell Line have been demonstrated to have potential application in the production of an artificial liver device.

In-Vitro Toxicology Testing

The PICM-19 Cell Line, grown in vitro, can synthesize liver specific proteins such as albumin and transferrin and display enhanced liver-specific functions, such as ureagenesis (conversion to ammonia to urea) and cytochrome P450 activity. Consequently, we believe the PICM-19 Cell Line could be an important element in developing in vitro toxicological and pre-clinical drug testing platforms that could more accurately determine the potential toxicity and metabolism of new pharmacological compounds in the liver.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in this prospectus, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, investor relations, accounting costs, and other professional and administrative costs.

Research and Development Costs

Most of our operating costs to date have been for research and development activities. Research and development costs represent costs incurred to develop our technology incurred pursuant to our CRADA with the USDA’s Agricultural Research Service and include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred. We do not track research and development expenses by project.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $292,098 and $142,767 for the three months ended June 30, 2005 and June 30, 2004, respectively.

For the six months ended June 30, 2005 and June 30, 2004, the Company has incurred operating losses of $969,112 and $238,931, respectively.  As a result, at June 30, 2005, the Company has an accumulated deficit of $4,716,883.

We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three and Six Months Ended June 30, 2005 and June 30, 2004

The Company had no revenues in the three and six months ended June 30, 2005 and June 30, 2004. Our general and administrative expenses increased 105% to $292,296 in the three months ended June 30, 2005, from $143,095 in the same period in 2004. This increase of $149,201 from the three months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to an increase of $58,878 in investor relations costs and an increase of $65,423 in our research and development costs.

Our general and administrative expenses increased 305% to $971,335 in the six months ended June 30, 2005, from $239,811 in the same period in 2004. This increase of $731,524 from the six months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to an increase of $538,615 in investor relations costs and an increase of $110,146 in our research and development costs.

Interest income increased 152% to $828 in the three months ended June 30, 2005, from $328 during the same period in 2004, reflecting higher than average cash balances maintained during most of the second quarterly period in 2005.   For the six months ended June 30, 2005 and in the same period in 2004, interest income has increased 153% to $2,223 from $880, reflecting higher than average cash balances maintained during most of the first two fiscal quarterly periods in 2005.

We incurred net losses of $292,098 and $142,767 during the three months ended June 30, 2005 and in the same period in 2004, respectively, and we also incurred net losses of $969,112 and $238,931 for the six months ended June 30, 2005 and June 30, 2004. The increase in our net loss amounting to $149,331 and $730,181 for the three and six months ended June 30, 2005 from the same period in 2004, respectively, was principally caused by the increase in our investor relations costs and an increase in research and development costs during the periods.

Liquidity and Capital Resources

As at June 30, 2005, the Company had a cash balance of $254,277. The Company has financed its operations primarily through cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises during the six month period ending June 30, 2005.

Net cash flows used in by operating activities was $906,946 for the six month period ending June 30, 2005, compared to net cash flows used of $550,438 for the same period in 2004, increased primarily due to an increase in net loss.

Net cash provided by financing activities was $547,700 for the six months period ending June 30, 2005 compared to $483,150 for the same period in 2004. The Company has financed its operations primarily from cash on hand, loans from shareholders and proceeds from stock option exercises. The Company intends to pay the debentures owed to Mr. Harmel Rayat from the funds that are to be received from the recently announced funding.

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

Related Party Transactions

Management Fees or Consulting Fees:  During the three months ended June 30, 2005 and 2004, the Company charged $5,098 and $0 to directors, officers and consultants.  During the six months ended June 30, 2005 and 2004, the Company charged $11,051 and $0 to directors, officers and consultants.    As of June 30, 2005, the Company owed $27,000 for outstanding management fees to Mr. Harmel S. Rayat, which is included in accounts payable and accrued liabilities, related party.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  Notes payable total $950,000 as at June 30, 2005, and represents unsecured loans of $250,000 and $700,000 (both bearing an interest rate of 8.50%) due to Mr. Harmel S. Rayat, a Director, President and majority shareholder of the Company.  The entire principal and accrued interest is due and payable on demand.  Accrued and unpaid interest on these notes during the three and six month period ended June 30, 2005, amounted to $20,187 and $35,062, respectively (2004-$23,738).

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Off Balance Sheet Arrangements

 We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $4,716,883 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

Liquidity of Shares in Market Place

As of August 1, 2005 one of our directors beneficially owns approximately 66% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of August 1, 2005, our officers and board members own 66% of the 70,024,430 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4.   Controls and Procedures

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 11, 2005:  HepaLife Technologies, Inc. issued a news release to announce that several of its previously announced research objectives have been successfully achieved.

May 31, 2005:  HepaLife Technologies, Inc. issued a news release to announce the addition of Dr. Darryl J. Fleishman to the Company’s Scientific Advisory Board.

June 30, 2005:  HepaLife Technologies, Inc., was advised by a former representative of Moore Stephens Ellis Foster Ltd. who is now associated with Ernst & Young, LLP., that Moore Stephens’ on May 5, 2005, merged with and into Ernst & Young LLP, effectively constituted their resignation as the Registrant’s independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens would no longer act as our independent auditor.  Effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Registrant.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 15th day of August, 2005.

HepaLife Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

August 15, 2005

Harmel S. Rayat

Chief Executive Officer

/s/ Arian Soheili

Director, Secretary/Treasurer,

August 15, 2005

Arian Soheili

Principal Financial Officer

/s/ Jasvir Kheleh

Director

August 15, 2005

Jasvir Kheleh

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat, certify that:

(1)

I have reviewed this quarterly report on Form 10-Q of HepaLife Technologies, Inc. (the “registrant”);

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

(4)

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  August 15, 2005

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat certify that:

(1)

I have reviewed this quarterly report on Form 10-Q of HepaLife Technologies, Inc. (the “registrant”);

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

(4)

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 15, 2005

By:

/s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ Harmel S. Rayat
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

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