Form 10QSB
period 2005-09-30
HEPALIFE TECHNOLOGIES INC
filed 2005-11-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,064,430 shares of Common Stock, par value $.001, were outstanding on November 8, 2005.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheets

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statement of Stockholders’ Deficiency

5

Interim Unaudited Statements of Cash Flows

8

Notes to Interim Unaudited Financial Statements

9

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operation

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.  Controls and Procedures

22

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3. Defaults Upon Senior Securities

23

Item 4. Submission of Matters to a Vote of Security Holders

23

Item 5. Other Information

23

Item 6. Exhibits and Reports on Form 8-K

23

Signatures

24

Certifications

25

PART I    FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)
(Basis of Presentation - Note 1)

(Expressed in U.S. Dollars)	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash	$50,203	$613,523
Total current assets	50,203	613,523

Equipment, net (Note 6)	436	828

Total assets	$50,639	614,351

LIABILITIES
Current
Accounts payable and accrued liabilities	$202,054	$100,243
Accounts payable - related parties (Note 4)	82,603	53,059
Notes payable - related party (Note 4)	950,000	1,000,000

Total liabilities	1,234,657	1,153,302

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 70,024,430 (2004: 67,817,832)	70,025	67,818
Additional paid-in capital	3,736,495	3,141,002
Loss accumulated during the development stage	(4,990,538)	(3,747,771)

Total stockholders' deficiency	(1,184,018)	(538,951)

Total liabilities and stockholders' deficiency	$50,639	$614,351

(The accompanying notes are an integral part of these interim unaudited financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2005 and 2004 and from Inception (October 21, 1997) to September 30, 2005
(Unaudited)
					From Inception
					(October 21, 1997)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	-

Expenses
Management and consulting fees (Note 4)	$15,714	$5,080	$26,765	$5,080	936,079
Investors relations	26,115	107,531	705,330	248,131	2,801,749
Other operating expenses	167,830	82,936	318,053	161,447	807,980
Research and development expenses	65,423	-	196,269	20,700	480,715

	275,082	195,547	1,246,417	435,358	5,026,523

Operating Loss	(275,082)	(195,547)	(1,246,417)	(435,358)	(5,026,523)

Other income and expenses
Interest income	1,427	301	3,650	1,181	35,985
	1,427	301	3,650	1,181	35,985

Net loss available to common shareholders	(273,655)	(195,246)	(1,242,767)	(434,177)	(4,990,538)

Loss per share - basic and diluted (Note 3)	$(0.004)	$(0.003)	$(0.018)	$(0.007)	$(0.108)

Weighted average number of common shares outstanding - basic and diluted	69,941,739	64,612,517	69,063,819	64,415,011	46,387,894

(The accompanying notes are an integral part of these interim unaudited financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to September 30, 2005
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Net loss	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Net loss	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Net loss	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	134,000

Comprehensive income (loss)
Net loss	-	-	-	(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000

Comprehensive income (loss)
Net loss	-	-	-	(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500

Comprehensive income (loss)
Net loss	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Comprehensive income (loss)
Net loss	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

Common stock issued pursuant to
exercise of stock options at $3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to
exercise of stock options at $2.11 per share	195,000	195	411,255	-	411,450

Common stock issued pursuant to
exercise of share purchase warrants
at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Restricted common stock issued pursuant
to share purchase agreement	711,598	712	(712)	-	(0)

Comprehensive income (loss)
Net loss	-	-	-	(1,242,767)	(1,242,767)

Balance, September 30, 2005	70,024,430	$70,025	$ 3,736,495	$ (4,990,538)	$ (1,184,018)

(The accompanying notes are an integral part of these interim unaudited financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2005 and 2004
and from Inception (October 21, 1997) to September 30, 2005
(Unaudited)
			From Inception
			(October 21, 1997)
	Nine months ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2005	2004	2005

Cash flows from (used in) operating activities
Net loss for the period	$(1,242,767)	$(434,177)	$(4,990,538)
Adjustments for items not involving cash:
Depreciation	392	131	4,124
Common stock issued for services	-	-	523,100
Conversion of debt to equity	-	-	338,000
Change in non cash working capital items:
Increase (decrease) in accounts payable	131,355	(28,148)
Net cash flows used in operating activities	(1,111,020)	(462,194)	(3,840,657)

Cash flows used in investing activities
Purchase of property and equipment	-	(1,090)	(4,560)
Net cash flows used in investing activities	-	(1,090)	(4,560)

Cash flows from financing activities
Proceed from issuance of common stock	597,700	595,650	2,945,420
Proceed from promissory notes - related party	-	300,000	-
Proceed (repayment) from promissory notes	(50,000)	(650,000)	950,000
Net cash flows provided by financing activities	547,700	245,650	3,895,420

Increase (decrease) in cash	(563,320)	(217,634)	50,203

Cash, beginning of period	613,523	312,201	-
Cash, end of period	$50,203	$ 94,567	$50,203

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$51,909
Income tax paid in cash	$-	$-	$ -

Non-cash Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$338,000
Common stock issued for services	$-	$-	$523,100

(The accompanying notes are an integral part of these interim unaudited financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $15,000,000 of the Company’s common stock over a thirty month period (Note 10). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, and the results of operations for three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

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

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

The computation of basic and diluted loss per share is as follows:

					Cumulative from
	Three months ended		Nine months ended		inception
	September 30,		September 30,		(October 21, 1997)
	2005	2004	2005	2004	to September 30, 2005
Numerator - net loss available to common stockholders	$(273,655)	$(195,246)	$(1,242,767)	$(434,177)	$(4,990,538)
Denominator - weighted average number of common shares outstanding	69,941,739	64,612,517	69,063,819	64,415,011	46,387,894
Basic and diluted loss per common shares	$(0.004)	$(0.003)	$(0.018)	$(0.007)	$(0.108)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees:  During the three months ended September 30, 2005 and 2004, the Company paid management fees of $7,500 and $3,800 to the directors respectively. During the nine months ended September 30, 2005 and 2004, the Company paid management fees of $11,300 and $3,800 to the directors respectively. As of September 30, 2005, the Company included $27,000 in the accounts payable as management fees payable to a director for his services.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  As of September 30, 2005, notes payable of $950,000 was made up from unsecured loans of $250,000 and $700,000, both bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  Accrued and unpaid interest on these notes during the three and nine month period ended September 30, 2005, amounted to $20,353 and $57,847 respectively.

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

NOTE 5 – COOPERATIVE AGREEMENT

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “Agreement”) with the United States Department of Agriculture’s (“USDA”) Agricultural Research Service (“ARS”), and committed a total payment of $292,727 to ARS over two year period, ending February 19, 2005.

On May 24, 2004, the Agreement was extended to September 30, 2007 and the required total payments to ARS were amended to $807,828. The revised schedule of payments is as follows:

-  $65,422.80 on or before 8/1/04 (paid in 2004);

-  $65,422.80 on or before 11/1/04 (paid in June 2005);

-  $65,422.80 on or before 2/1/05 (paid in August 2005);

-  $65,422.80 on or before 5/1/05 (included in accounts payable);

-  $65,422.80 on or before 8/1/05 (included in accounts payable);

-  $65,422.80 on or before 11/1/05;

-  $65,422.80 on or before 2/1/06;

-  $65,422.80 on or before 5/1/06;

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As of September 30, 2005, total payments of $480,715 have been paid/accrued.

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

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company. The Company is granted an option to negotiate an exclusive licence in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the Agreement. The option terminates when the Company fails to (1) submit a complete application for an exclusive licence within sixty days of being notified by ARS of an inventions availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The Agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire Agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

NOTE 6 – EQUIPMENT

	September 30, 2005	December 31, 2004

Computer equipment	$3,471	$3,471
furniture and fixtures	1,089	1,089
	4,560	4,560
Less: accumulated depreciation	(4,124)	(3,732)
	$436	$828

Depreciation expenses charged to operations for the three-month and nine-month periods ended September 30, 2005 were $131 (2004: $131) and $392 (2004: $131)  respectively.

NOTE 7 – COMMON STOCK

During the quarter ended September 30, 2005, the Company issued 691,598 shares of its common stock to Fusion Capital Fund II, LLC according to the Common Stock Purchase Agreement .  The Company had issued 20,000 shares of its common stock to Fusion Capital in June 2005. See Note 10 for further details.

NOTE 8 – WARRANTS

The movement of share purchase warrants can be summarized as follows:-

	Number of warrants	Weighted average exercise price

Balance, December 31, 2003	4,700,000	$0.025
Exercised	(2,000,000)	0.025
Balance, June 30, 2005 and December 31, 2004	2,700,000	0.025
Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, September 30, 2005	-

As of September 30, 2005, there are no outstanding share purchase warrants.

NOTE 9 - STOCK OPTIONS

On July 12, 2001, the shareholders of the Company approved the Company’s 2001 Stock Option Plan which has 40,000,000 shares reserved for issuance thereunder, all of which are registered under Form S-8 on May 8, 2003. The objective of this plan is to attract and retain the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

In the nine-month period ended September 30, 2005, the Company granted an aggregate of 6,000,000 stock options to employees, with exercise prices from $2.38 to $3.10 per share, expiring 10 years from the date of grant, being vested immediately.

Had compensation expense for the Company’s stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro-forma net loss and pro-forma net loss per share would have been reflected as follows:-

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss as reported:	$(273,655)	$(195,246)	$(1,242,767)	$(434,177)
Stock-based employee compensation expense as determined under the fair value based method	-	-	(10,320,000)	(901,242)
Pro-forma net loss	$(273,655)	$(195,246)	$(11,562,767)	$(1,335,419)

Net loss per share - basic and diluted:
As reported	$(0.004)	$ (0.003)	$(0.018)	$ (0.007)
Pro-forma	$(0.004)	$ (0.003)	$(0.167)	$(0.021)

The weighted average fair value of options granted in the nine-month period ended September 30, 2005 was estimated at $1.72 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 93%, risk-free interest rate of 3.5% and expected lives of three years.

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2003	12,755,000	$0.520
Exercised	(1,622,000)	0.830
Balance, December 31, 2004	11,133,000	0.476
Granted	6,000,000	2.860
Balance, September 30, 2005	17,133,000	1.311

No options were granted, cancelled or exercised during the three-month period ended September 30, 2005.

The weighted average remaining contractual life of the outstanding stock options at September 30, 2005 is 8.16 years.

NOTE 10 – COMMITMENTS

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, the Company issued to Fusion Capital 711,598 shares of its common stock, which Fusion Capital has agreed to hold for thirty months. Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s shares of common stock over a thirty month period. Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement.

Once the Registration Statement has been declared effective, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital $25,000 of the Company’s common stock at a purchase price equal to the lower of (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three lowest closing sale prices for the common stock during the twelve consecutive trading days immediately preceding the date of purchase. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital.

This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

We are an early stage, research based biotechnology company focused on the identification, development and eventual commercialization of technologies and products for liver toxicity detection and the treatment of various forms of liver dysfunction and disease. Currently, we are concentrating our efforts on developing an artificial liver device and in-vitro toxicology and pre-clinical drug testing platforms. Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement, or “CRADA”, with the USDA's Agricultural Research Service.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $273,655 and $195,246 for the three months ended September 30, 2005 and September 30, 2004, respectively.

For the nine months ended September 30, 2005 and September 30, 2004, the Company has incurred operating losses of $1,242,767 and $434,177, respectively.  As a result, at September 30, 2005, the Company has an accumulated deficit of $4,990,538.

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

Three and Nine Months Ended September 30, 2005 and 2004

We had no revenues in the three and nine months ended September 30, 2005 and 2004. Our general and administrative expenses increased 41% to $275,082 in the three months ended September 30, 2005, from $195,547 in the same period in 2004. This increase was primarily attributable to an increase of $65,423 in our research and development costs.

Our general and administrative expenses increased 186% to $1,246,417 in the nine months ended September 30, 2005, from $435,358 in the same period in 2004. This increase was primarily attributable to an increase of $457,199 in investor relations costs and also had an increase of $175,569 in our research and development costs.

Interest income increased 374% to $1,427 in the three months ended September 30, 2005, from $301 during the same period in 2004, reflecting higher than average cash balances maintained during most of the second quarterly period in 2005.   For the nine months ended September 30, 2005 and in the same period in 2004, interest income has increased 209% to $3,650 from $1,181, reflecting higher than average cash balances maintained during most of the first three fiscal quarterly periods in 2005.

We incurred net losses of $273,655 and $195,246 during the three months ended September 30, 2005 and in the same period in 2004, respectively, and we also incurred net losses of $1,242,767 and $434,177 for the three and nine months ended September 30, 2005 from the same period in 2004, respectively, was principally caused by the increase in our investor relations costs and an increase in research and development costs during the periods.

Liquidity and Capital Resources

As at September 30, 2005, the Company had a cash balance of $50,203. The Company has financed its operations primarily through cash on hand during the nine month period ending September 30, 2005.

Net cash flows used in by operating activities was $1,111,020 for the nine month period ending September 30, 2005, compared to net cash flows used of $462,194 for the same period in 2004, primarily due to an increase in net loss.

Net cash provided by financing activities was $547,700 for the nine months period ending September 30, 2005 compared to $245,650 for the same period in 2004. The Company has financed its operations primarily from cash on hand, loans from shareholders and proceeds from stock option exercises. The Company intends to pay the debentures owed to Mr. Harmel Rayat from the funds that are to be received from the recently announced funding.

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

Related Party Transactions

Management Fees:  During the three months ended September 30, 2005 and 2004, the Company paid management fees of $7,500 and $3,800 to the directors respectively. During the nine months ended September 30, 2005 and 2004, the Company paid management fees of $11,300 and $3,800 to the directors respectively. As of September 30, 2005, the Company included $27,000 in the accounts payable as management fees payable to a director for his services.  There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  As of September 30, 2005, notes payable of $950,000 was made up from unsecured loans of $250,000 and $700,000, both bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  Accrued and unpaid interest on these notes during the three and nine month period ended September 30, 2005, amounted to $20,353 and $57,847 respectively.

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

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

Our business operations began in 1997 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage biotechnology businesses. We have generated no revenues, are not profitable and have incurred an accumulated deficit of $4,990,538 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) successful research outcomes and eventual development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in joint venture partnerships, manufacturing, distributing and marketing our proposed products.

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

Liquidity of Shares in Market Place

As of November 8, 2005 one of our directors beneficially owns approximately 66% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

You may lack an effective vote on corporate matters and management may be able to act contrary to your objectives. As of November 8, 2005, our officers and board members own 66% of the 70,064,430 outstanding common shares, not including stock options and warrants. If management votes together, it could influence the outcome of corporate actions requiring shareholder approval, including the election of directors, mergers and asset sales. As a result, new stockholders may lack an effective vote with respect to the election of directors and other corporate matters. Therefore, it is possible that management may take actions with respect to its ownership interest, which may not be consistent with your objectives or desires.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 13, 2005:  On July 8, 2005, HepaLife Technologies, Inc. (the “Company”) entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”).

August 16, 2005: On August 12, 2005, Mr. Harmel S. Rayat, a current director, was appointed to the position of president and chief executive officer of HepaLife Technologies, Inc.  Mr. Rayat, a majority shareholder, will also assume the position of Chief Financial Officer and Principal Accounting Officer. Mr. Arian Soheili, the Company’s former president and CEO, will remain on as a director, secretary and treasurer.

September 23, 2005: On September 19, 2005, HepaLife Technologies, Inc. issued a news release to announce that its collaborating USDA scientist, Dr. Ayesha Mahmood, will be presenting important room temperature storage research results at an upcoming Biomedical Engineering Society Meeting.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of November, 2005.

HepaLife Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Chief Executive Officer

November 8, 2005

Harmel S. Rayat

Principal Financial Officer, Director

/s/ Arian Soheili

Director, Secretary/Treasurer

November 8, 2005

Arian Soheili

/s/ Jasvir Kheleh

Director

November 8, 2005

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

Date:  November 8, 2005

By:

/s/ Harmel Rayat

Harmel Rayat

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

Date: November 8, 2005

By:

/s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 8, 2005	By:	/s/ Harmel Rayat
Harmel Rayat President and Chief Executive Officer

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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: November 8, 2005	By:	/s/ Harmel Rayat
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