Form 10-Q
period 2005-03-31
HEPALIFE TECHNOLOGIES INC
filed 2006-02-03
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A ON FORM 10-Q

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,439,183 shares of Common Stock, par value $.001, were outstanding on January 30, 2006.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED MARCH 31, 2005

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statement of Stockholders’ Deficiency

5

Interim Unaudited Statements of Cash Flows

9

Notes to Interim Financial Statements

10

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.  Controls and Procedures

30

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3. Defaults Upon Senior Securities

32

Item 4. Submission of Matters to a Vote of Security Holders

32

Item 5. Other Information

32

Item 6. Exhibits and Reports on Form 8-K

32

Signatures

34

Certifications

35

PART I    FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

 INTERIM BALANCE SHEET

MARCH 31, 2005 AND DECEMBER 31, 2004

(Unaudited)

ASSETS	March 31, 2005	Dec. 31, 2004

Current Assets
Cash	$219,609	$613,523
Total Current Assets	219,609	613,523

Equipment , net	697	$828
Total Assets	$220,306	$614,351

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts Payable and Accrued Liabilities	$152,647	$100,243
Accounts Payable and Accrued Liabilities – Related Party	41,875	53,059
Notes Payable – Related Party	950,000	1,000,000
Total Current Liabilities	1,144,522	1,153,302

Stockholders' Equity (Deficiency)
Preferred Stock: $0.10 Par Value; Authorized Shares, 1,000,000 shares; Issued and Outstanding, None	None	None
Common Stock: $0.001 Par Value; Authorized Shares, 300,000,000; Issued and Outstanding, 69,167,832 Shares	69,168	67,818
Additional Paid In Capital	3,431,402	3,141,002
Loss Accumulated During the Development Stage	(4,424,786)	(3,747,771)
Total Stockholders' Equity (Deficiency)	(924,216)	(538,951)

Total Liabilities and Stockholders’ Equity (Deficiency)	$220,306	$614,351

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.

 (A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004,

AND FROM INCEPTION (OCTOBER 21, 1997) TO MARCH 31, 2005

(Unaudited)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	From Inception (October 21, 1997) to March 31, 2005
Revenues	$0	$0	$0

General and administrative
Management fees and consulting fees – Related party	5,953	0	915,267
Investor Relations	527,948	48,211	2,624,367
Other operating expense – Related Party	79,086	27,805	569,013
Research and Development	65,423	20,700	349,869

Total General and Administrative Expenses	678,410	96,716	4,458,516

Other Income
Interest Income	(1,395)	(552)	(33,730)

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(677,015)	$(96,164)	$(4,424,786)

Basic and Diluted Loss Per Common Share	$(0.010)	$(0.002)	(0.099)

Weighted Average Common Shares Outstanding	68,014,499	64,214,332	44,826,402

See condensed notes to financial statements.

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2005
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2005
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

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2005
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)
Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2005
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)
Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

Common stock issued pursuant to
exercise of stock options at $3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to
exercise of stock options at $2.11 per share	50,000	50	105,450	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Comprehensive income (loss)
Loss, three months ended March 31, 2005	-	-	-	(677,015)	(677,015)

Balance, March 31, 2005	69,167,832	$ 69,168	$ 3,431,402	$ (4,424,786)	$ (924,216)

(The accompanying notes are an integral part of these financial statements)

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB/A.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2004 Annual Report on Form 10-KSB/A.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Inception (October 21, 1997) to March 31, 2005
Numerator-net loss available to common stockholders	$(677,015)	$(96,164)	$(4,424,786)
Denominator-weighted average number of common shares outstanding	68,014,499	64,214,332	44,826,402
Basic and diluted loss per common share	$(0.010)	$(0.002)	$(0.099)

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

-  $65,422.80 on or before 11/1/04 (included in accounts payable);

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

NOTE 5 – EQUIPMENT

2004
Computer equipment	$3,471
Furniture and fixtures	1,089
4,560
Less: Accumulated depreciation	(3,863)
$697

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of operations,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

As of the date of this 10-QSB/A, the PICM-19 Cell Line has been assayed for its response to several specific growth factors and cell attachment factors.  Two specific growth stimulating factors have been identified and two attachment factors that enable the attachment and maintenance of the PICM-19 Cell Lines have been identified.

-

Developing spheroid cultures (self-assembling balls of cells) of the PICM-19 Cell Line without STO feeder cells and testing of rotating cell culture system for production and maintenance of spheroids.

As of the date of this 10-QSB/A,, this objective has been redirected to the testing of PICM-19 Cell Line growth and maintenance on various types of commercially available glass or plastic micro- and macro-spheres.  One type each of plastic microsphere and macrosphere has been successfully tested and are now in use in a model flow-through bioreactor that is currently in its testing phase.

-

Investigating effects of accessory cells obtained from pig liver on the PICM-19 Cell Line growth, differentiation, and metabolic function.

As of the date of this 10-QSB/A, these studies are not anticipated to be necessary for completion of the CRADA objectives and accordingly, are not longer deemed a priority.

-

Assaying the PICM-19 Cell Line and spheroids for liver specific functions by measuring P450 activity, liver enzyme activities, urea production, and ammonia clearance.

As of the date of this 10-QSB/A, P450 activity, urea production, and ammonia clearance activity of the PICM-19 cell line and three derivative cell lines (PICM-19H, PICM-19-3BT, PICM-19HA) have been confirmed and completed.  Gamma-glutamyltranspeptidase enzyme (a key bile duct enzyme for the processing of inflammatory and anti-inflammatory molecules) activity has been confirmed and completed in the PICM-19 cell line and in two of the three PICM-19 derivative cell lines.  Gamma-glutamylcysteine synthetase (a secondary detoxification liver enzyme) activity assays are on-going.

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

As of the date of this 10-QSB/A, multi-cell cell culture formats have been successfully tested and P-450 enzyme assays are currently being tested and standardized in 6-well, 24-well, and 96-well formats.

-

Genetically engineering the PICM-19 Cell Line to create derivative cell lines containing gene reporter constructs, e.g., green fluorescent protein (GFP) based constructs, so that GFP expression is linked to various cell metabolic responses or stimulation of various cell signal transduction pathways.

As of the date of this 10-QSB/A, STO cell lines have been created by genetic engineering that express GFP and the neomycin-resistance gene.  The construction of GFP and RFP (red fluorescent protein) mammalian expression vectors under the control of the alpha-fetoprotein promoter is currently underway for use in the genetic engineering of the PICM-19 Cell Line.

-

Developing cell transformation assay formats to demonstrate and enable the utilization of the PICM-19 Cell Line for the study of mutagenic or carcinogenic processes.

As of the date of this 10-QSB/A, this aspect of the CRADA has the lowest priority and no work is anticipated on this aspect of the project for at least two years.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $677,015 and $96,164 for the three months ended March 31, 2005 and March 31, 2004, respectively. As a result, at March 31, 2005, the Company has an accumulated deficit of $4,424,786.

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

Three Months Ended March 31, 2005 and 2004

We had no revenues in the three months ended March 31, 2005 and 2004. Our general and administrative expenses increased 601% to $678,410 in the three months ended March 31, 2005, from $96,716 in the same period in 2004. This increase was primarily attributable to an increase of $479,737 in investor relations costs.

Interest income increased 153% to $1,395 in the three months ended March 31, 2005, from $552 during the same period in 2004, reflecting higher than average cash balances maintained during most of the second quarterly period in 2005.

We incurred net losses of $677,015 and $96,164 during the three months ended March 31, 2005 and in the same period in 2004, respectively, was principally caused by the increase in our investor relations costs.

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

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $1,435,613 and $1,102,723, respectively, during the past two fiscal years of operation.  As a result, at March 31, 2005, we had an accumulated deficit of $4,424,786. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our artificial liver device and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

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

At March 31, 2005, we had a working capital deficit of $924,913. We have an operating cash flow deficit of $1,364,209 in 2004 and $1,022,501 in 2003. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the end of February 28, 2006, any expansion, acceleration or continuation (beyond February 28, 2006) of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30th day of January, 2006.

HepaLife Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

President, Chief Executive Officer

January 30, 2006

Harmel S. Rayat

Principal Financial Officer, Director

/s/ Arian Soheili

Director, Secretary/Treasurer

January 30, 2006

Arian Soheili

/s/ Jasvir Kheleh

Director

January 30, 2006

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

Date:  January 30, 2006

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

Date: January 30, 2006

By: /s/ Harmel Rayat

Harmel Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the
Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: January 30, 2006	By:	/s/ Harmel S. Rayat
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

In connection with the Quarterly Report of HepaLife Technologies, Inc. (the “Company”) on the
Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

HEPALIFE TECHNOLOGIES, INC.

Date: January 30, 2006	By:	/s/ Harmel Rayat
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