Form 10KSB/A
period 2004-12-31
HEPALIFE TECHNOLOGIES INC
filed 2006-02-08
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

16

Item 3.   Legal Proceedings

17

Item 4.   Submissions of Matters to a Vote of Security Holders

17

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

18

Item 6.    Management's Discussion and Analysis or Plan of Operations

19

Item 7.    Financial Statements

30

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

48

Item 8A.

Controls and Procedures

48

Item 8B.

Other information

48

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

49

Item 10.

 Executive Compensation

50

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

52

Item 12.  Certain Relationships and Related Transactions

52

Item 13.  Exhibits and Reports on Form 8-K

53

Item 14.  Principal Accountant Fees and Services

54

 Signatures

55

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

To date most of our operating losses have been related to expenditures related to our advertising and investor relations program rather than to our sponsored research and development program.

Since inception through December 31, 2004, we have expended a total of $2,096,419 in connection with our advertising and investor relations representing approximately 56% of our total expenses for the period as compared to total expenditures of $284,446 or approximately 8% of our total expenses for the period. Subsequently in 2005 (through September 30), we expended an additional $705,330 on our advertising and investor relations program and only $196,269 on our research and development activities. From inception through September 30, 2005 expenditures for our advertising and investor relations expenditures aggregated $2,801,749 or approximately 56% of total expenditures as compared to total research and development expenses during the same period of $480,715 or approximately 10% of total expenditures.  If we continue to expend funds in such a disproportionate manner we may not have sufficient capital for the completion of our obligations under the CRADA or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

ITEM 7.  FINANCIAL STATEMENTS.

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster Ltd.

31

Independent Auditors’ Report from Clancy and Co., P.L.L.C.

32

Balance Sheet as of December 31, 2004

33

Statements of Changes in Stockholders’ Equity for the period from inception to December 31, 2004

34

Statements of Operations for years ended December 31, 2004 and 2003, and for the period from inception to December 31, 2004

37

Statements of Cash Flows for the years ended December 31, 2004 and 2003,

and for the period from inception to December 31, 2004

38

Notes to the Financial Statements

39-47

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

2002 AUDITOR LETTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hepalife Technologies, Inc. (formerly Zeta Corporation)

We have audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002 and the cumulative data from October 21, 1997 (inception) to December 31, 2002, of Hepalife Technologies, Inc. (formerly Zeta Corporation) (a development stage company, the “Company”), a Florida Corporation. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2002, and the cumulative data from October 21, 1997 (inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States.

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

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in internal controls, or in factors that could materially affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10KSB for the fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of February, 2006.

HepaLife Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

February 8, 2006

Harmel S. Rayat

Chief Executive Officer

/s/ Jasvir Kheleh

Director

February 8, 2006

Jasvir Kheleh

/s/ Arian Soheili

Director, Secretary/Treasurer,

February 8, 2006

Arian Soheili

Principal Financial Officer