Form 10-K
period 2005-12-31
HEPALIFE TECHNOLOGIES INC
filed 2006-04-13
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 000-29819

HEPALIFE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

FLORIDA

(State or other jurisdiction of incorporation)

58-2349413

(I.R.S. Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

(Address of principal executive offices)

(800) 518-4879

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value per share

(Title of Each Class)

Over The Counter Bulletin Board (OTCBB)

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (Check one):

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on April 6, 2006: $24,895,658.

Number of shares of Common Stock, $0.001 par value, outstanding as of April 6, 2006: 70,870,564.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

PAGE

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 2.

Properties

18

Item 3.

Legal Proceedings

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

20

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

21

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

31

Item 8

Financial Statements and Supplementary Data

32

Item 9.

Changes in and Disagreements With Accountants on Accounting

52

and Financial Disclosure

Item 9A.

Controls and Procedures

52

Item 9B.

Other Information

52

PART III

Item 10

Directors and Executive Officers of the Registrant

53

Item 11.

Executive Compensation

55

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

56

Item 13

Certain Relationships and Related Transactions

56

Item 14.

Principal Accounting Fees and Services

58

PART IV

Item 15.

Exhibits, Financial Statement Schedules

58

Signatures

59

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2005, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

The Company

We are a Florida corporation, formed in 1997 under the name Zeta Corporation. We changed our name on April 17, 2003, to more accurately reflect our business.  We are authorized to issue up to 300,000,000 shares of common stock (of which 70,870,564 were issued and outstanding on April 6, 2006) and 1,000,000 shares of preferred stock (none of which has been issued).

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

Employees

At December 31, 2005, HepaLife had 1 full-time employee and 3 part-time employees. In addition, through the Company’s Cooperative Research and Development Agreement, 2 USDA full time research scientist and 2 part-time senior research scientists. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants for additional research, testing, regulatory and legal compliance and other services.

ITEM 1A.  RISK FACTORS.

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

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,813,602, $1,435,613, and $1,102,723 respectively, during the past three fiscal years of operation.  As a result, at December 31, 2005, we had an accumulated deficit of $6,561,373. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our artificial liver device and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To date most of our operating losses have been related to expenditures related to our advertising and investor relations program rather than to our sponsored research and development program.

Since inception through December 31, 2005, we have expended a total of $2,792,701 in connection with our advertising and investor relations representing approximately 42% of our total expenses for the period as compared to total research and development expenditures of $546,137 or approximately 8% of our total expenses for the period. In 2005, we expended an additional $696,282 on our advertising and investor relations program and only $261,691 on our research and development activities. If we continue to expend funds in such a disproportionate manner, we may not have sufficient capital for the completion of our obligations under the CRADA or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005 and 2004, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, we had a working capital deficit of $1,255,331. We have an operating cash flow deficit of $1,332,440 in 2005, $1,364,209 in 2004 and $1,022,501 in 2003. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities,, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

On January 20, 2006, we entered into a new common stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital has agreed, so long as no event of default exists, to purchase on each trading day $25,000 of our common stock up to an aggregate of $15.0 million over a 30 month period subject to earlier termination at our discretion.  In our discretion, we may elect to sell more of our common stock to Fusion Capital than the minimum daily amount.  The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price.  Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.50.

We May Not Be Able To Repay Loans We Have Received From Harmel S. Rayat, Our President, Director And Majority Stockholder, To Fund Our Operation.

We have borrowed an aggregate of $1,150,000 from Harmel S. Rayat, our president, director and majority stockholder, pursuant to his $1,600,000 loan commitment to us.  The loans are due upon the receipt of the written demand from Mr. Rayat. The loans bear interest at the rate of 8.50% per annum. We do not currently have sufficient capital on hand to repay these loans. We may prepay these loans, at any time, without penalty. We expect to repay these amounts from the proceeds we receive under the common stock purchase agreement with Fusion Capital. There is no assurance that we will be able to repay all or a part of these loans or obtain any additional loans from Mr. Rayat in the event we do not receive the proceeds from Fusion Capital.

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

As of April 6, 2006, Mr. Rayat beneficially owned approximately 69% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 70,870,564, shares of common stock, of which 55,039,683, are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of April 6, 2006, our average trading volume per day for the past three months was approximately 49,867 shares a day with a high of 164,200 shares traded and a low of 6,000 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

ITEM 2.  PROPERTIES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in the fourth quarter of 2005. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "HPLF". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2003

$0.70

$0.20

Second Quarter 2003

$1.77

$0.44

Third Quarter 2003

$2.18

$1.51

Fourth Quarter 2003

$3.59

$1.74

First Quarter 2004

$3.62

$2.55

Second Quarter 2004

$2.99

$1.47

Third Quarter 2004

$2.91

$1.95

Fourth Quarter 2004

$5.80

$2.06

First Quarter 2005

$4.97

$2.38

Second Quarter 2005

$3.12

$1.80

Third Quarter 2005

$2.10

$1.40

Fourth Quarter 2005

$2.20

$1.35

January 1, 2006 – April 6, 2006

$1.62

$0.98

As of April 6, 2006, there were approximately 62 stockholders of record of the Company's Common Stock. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

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

(a)

(b)

(c)

_____________________________________________________________________________________________

Equity compensation plans

approved by security holders

16,848,000

$1.295

20,925,000

Equity compensation plans not

approved by security holders

_____________________________________________________________________________________________

Total

16,848,000

$1.295

20,925,000

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATEMENT OF OPERATIONS

	Years Ended December 31
	2001	2002	2003	2004	2005
Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative
Management fees and consulting fees – Related party	144,000	144,600	28,500	9,500	29,925
Investor Relations	-	119,500	960,003	1,016,916	696,282
Other operating expense	21,936	21,823	73,767	259,572	409,371
Research and Development	-	91,500	41,400	151,546	261,691
Stock offering costs	-	-	-	-	1,420,796

Total General and Administrative Expenses	165,936	377,423	1,103,670	1,437,534	2,818,065

Other Income
Interest Income	(5,572)	(1,951)	(947)	(1,921)	(4,463)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	($160,364)	($375,472)	($1,102,723)	($1,435,613)	($2,813,602)

Basic and Diluted Loss Per Common Share	($0.00)	($0.01)	($0.02)	($0.02)	($0.04)

Weighted Average Common Shares Outstanding	45,409,680	52,723,277	57,817,305	64,610,777	69,314,822

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

We have yet to establish any history of profitable operations.  We have not generated any revenues from operations during the past 5 years and do not expect to generate any revenues for the foreseeable future. We have incurred annual operating losses of $2,813,602, $1,435,613 and $1,102,723 respectively, during the past three fiscal years of operation.  As a result, at December 31, 2005, we had an accumulated deficit of $6,561,373.  Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2005 and 2004, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Years Ended December 31, 2005 and 2004

We had no revenues in 2005 and 2004. Our general and administrative expenses increased 99% to $2,556,374 in 2005, from $1,285,988 in the same period in 2004. This increase was primarily attributable to the stock offering expense that incurred in the Fusion Capital transaction with the issuance of signing shares and commitment shares.

During the years ended December 31, 2005 and 2004, our investor relations costs represented approximately 25% and 71%, respectively, of our total expenses.

In 2005, we also incurred $261,691 in research and development expenses, an increase of 73%, compared to $151,546 of research and development costs that we incurred in 2004.  The increase in research and development costs was the result of our making a total of four payments of $65,422.80 ($261,691 in the aggregate) under our CRADA.

Interest income increased 132% to $4,463 in 2005, from $1,921 during the same period in 2004. This was the result of higher average cash balances maintained during 2005.

Our net loss in 2005 increased 96% to $2,813,602, from $1,435,513 in 2004. This increase was primarily attributable to the stock offering expense that incurred in the Fusion Capital transaction with the issuance of signing shares and commitment shares.

Our operations in 2005 were funded from net loan proceeds in the amount of $150,000 from Mr. Harmel S. Rayat, and $682,100 from the proceeds from the sale of our common stock upon exercise of outstanding options and warrants. In addition, at December 31, 2005, we had a net operating loss carry forward for federal income tax purposes of approximately $2,300,000, which expires at various dates through 2025. The extent of any potential tax benefits to us from the operating loss carry forward is not presently ascertainable.

Liquidity and Capital Resources for Years Ended December 31, 2005 and 2004

At December 31, 2005, the Company had a cash balance of $107,263, compared to a cash balance of $613,523 at December 31, 2004.

During 2005, the Company used $1,332,440 of net cash from operating activities, as compared to $1,364,209 of net cash in 2004.

Net cash provided by financing activities was $832,100 for 2005 compared to $1,666,620 for 2004. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

At his time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

As of March 30, 2006, Fusion Capital had purchased 358,423 shares of common stock for an aggregate of $375,000.

Results of Operations for Years Ended December 31, 2004 and 2003

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

Liquidity and Capital Resources for Years Ended December 31, 2004 and 2003

At December 31, 2004, the Company had a cash balance of $613,523, compared to a cash balance of $312,201 at December 31, 2003.

During 2004, the Company used $1,364,209 of net cash from operating activities, as compared to $1,022,501 of net cash in 2003.

Net cash provided by financing activities was $1,666,620 for 2004 compared to $1,306,100 for 2003. The Company has financed its operations primarily from cash on hand, through loans from shareholders and proceeds from stock option and warrant exercises.

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

As of the date of this 10-K, the PICM-19 Cell Line has been assayed for its response to several specific growth factors and cell attachment factors.  Two specific growth stimulating factors have been identified and two attachment factors that enable the attachment and maintenance of the PICM-19 Cell Lines have been identified.

-

Developing spheroid cultures (self-assembling balls of cells) of the PICM-19 Cell Line without STO feeder cells and testing of rotating cell culture system for production and maintenance of spheroids.

As of the date of this 10-K,, this objective has been redirected to the testing of PICM-19 Cell Line growth and maintenance on various types of commercially available glass or plastic micro- and macro-spheres.  One type each of plastic microsphere and macrosphere has been successfully tested and are now in use in a model flow-through bioreactor that is currently in its testing phase.

-

Investigating effects of accessory cells obtained from pig liver on the PICM-19 Cell Line growth, differentiation, and metabolic function.

As of the date of this 10-K, these studies are not anticipated to be necessary for completion of the CRADA objectives and accordingly, are not longer deemed a priority.

-

Assaying the PICM-19 Cell Line and spheroids for liver specific functions by measuring P450 activity, liver enzyme activities, urea production, and ammonia clearance.

As of the date of this 10-K, P450 activity, urea production, and ammonia clearance activity of the PICM-19 cell line and three derivative cell lines (PICM-19H, PICM-19-3BT, PICM-19HA) have been confirmed and completed.  Gamma-glutamyltranspeptidase enzyme (a key bile duct enzyme for the processing of inflammatory and anti-inflammatory molecules) activity has been confirmed and completed in the PICM-19 cell line and in two of the three PICM-19 derivative cell lines.  Gamma-glutamylcysteine synthetase (a secondary detoxification liver enzyme) activity assays are on-going.

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

As of the date of this 10-K, multi-cell cell culture formats have been successfully tested and P-450 enzyme assays are currently being tested and standardized in 6-well, 24-well, and 96-well formats.

-

Genetically engineering the PICM-19 Cell Line to create derivative cell lines containing gene reporter constructs, e.g., green fluorescent protein (GFP) based constructs, so that GFP expression is linked to various cell metabolic responses or stimulation of various cell signal transduction pathways.

As of the date of this 10-K, STO cell lines have been created by genetic engineering that express GFP and the neomycin-resistance gene.  The construction of GFP and RFP (red fluorescent protein) mammalian expression vectors under the control of the alpha-fetoprotein promoter is currently underway for use in the genetic engineering of the PICM-19 Cell Line.

-

Developing cell transformation assay formats to demonstrate and enable the utilization of the PICM-19 Cell Line for the study of mutagenic or carcinogenic processes.

As of the date of this 10-K, this aspect of the CRADA has the lowest priority and no work is anticipated on this aspect of the project for at least two years.

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

Related Party Transactions

Management fees

During 2005, the Company incurred $11,300 (2004 - $9,500, 2003 - $28,500) in management fees to directors of the Company.  Included in accounts payable - related parties at December 31, 2005 is management fees of $27,000 (2004: $28,600, 2003 - $27,000) incurred in previous years.

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

In December 2004, a director and majority shareholder of the Company paid $700,000 in investor relations fees on behalf of the Company.  The Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum, which is due on September 1, 2006.

As of December 31, 2004, the notes payable of $1,000,000 was made up from unsecured loans of $300,000 and $700,000, bearing interest at the rate of 7.50% and prime plus 3% respectively, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  As of December 31, 2004, accrued and unpaid interest on these notes was $7,184.

On January 26, 2005, the Company repaid $300,000 with interest of $9,432.

On March 8, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $250,000 bearing interest at the rate of 8.5% per annum and due on March 8, 2006.

On December 5, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $200,000 bearing interest at the rate of 8.5% per annum and due on December 5, 2006.

As of December 31, 2005, the notes payable of $1,150,000 was made up from unsecured loans of $250,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. Accrued and unpaid interest on these notes was $78,301.

On January 18, 2006, the Company has agreed, in consideration of Mr. Rayat’s undertaking to increase his loan commitment to the Company by an additional $100,000, to $1,600,000, to convert all of the loans to demand loans. The notes are due and payable upon the receipt of written demand from Mr. Rayat.

Amounts payable to related parties

Included in accounts payable - related parties is $28,056 (2004 - $17,272, 2003 - $nil) payable to a majority stockholder for expenses incurred on behalf of the Company, of which $28,056 (2004: $12,595, 2003 - $nil) is payable to the same director and majority shareholder.

Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a privately held corporation controlled by a director and officer of the Company.  At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

33

Report of Independent Registered Public Accounting Firm

34

Balance Sheets as of December 31, 2005 and 2004

35

Statements of Operations for the years ended December 31, 2005, 2004, 2003 and

Form Inception (October 21, 1997) to December 31, 2005

36

Statements of Stockholders’ Deficiency from Inception (October 21, 1997)

to December 31, 2005

37

Statements of Cash Flows for the years ended December 31, 2005, 2004, 2003 and Form Inception (October 21, 1997) to December 31, 2005

40

Notes to the Financial Statements

41-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HepaLife Technologies, Inc.

Vancouver BC, Canada

We have audited the accompanying balance sheet of HepaLife Technologies, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2005, and for the period from October 21, 1997 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from October 21, 1997 (date of inception) through December 31, 2004, were audited by other auditors whose report, dated March 15, 2005, expressed an unqualified opinion (modified for going concern considerations).  Those financial statements showed an accumulated deficit for the period of $3,747,771.  The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of HepaLife Technologies, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005, and for the period from October 21, 1997 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

March 30, 2006

Seattle, Washington

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

Vancouver, Canada

”MOORE STEPHENS ELLIS FOSTER LTD.”

March 15, 2005

Chartered Accountants

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
December 31, 2005 and 2004

(Expressed in U.S. Dollars)	2005	2004

ASSETS
Current assets
Cash	$ 107,263	$ 613,523
Total current assets	107,263	613,523

Fixed Assets, net (Note 3)	5,674	828

Total assets	$ 112,937	$ 614,351

LIABILITIES
Current
Accounts payable and accrued liabilities (Note 4)	$ 106,237	$ 100,243
Accounts payable - related parties (Note 4)	106,357	53,059
Notes payable - related party (Note 4)	1,150,000	1,000,000

Total liabilities	1,362,594	1,153,302

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 70,064,430 (2004: 67,817,832)	70,065	67,818
Additional paid-in capital	5,241,651	3,141,002
Loss accumulated during the development stage	(6,561,373)	(3,747,771)

Total stockholders' deficiency	(1,249,657)	(538,951)

Total liabilities and stockholders' deficiency	$ 112,937	$ 614,351

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
for the years ended December 31, 2005, 2004 and 2003
and from Inception (October 21, 1997) to December 31, 2005

				From Inception
				(October 21, 1997)
				to December 31,
(Expressed in U.S. Dollars)	2005	2004	2003	2005

Revenue	$ -	$ -	$ -	$ -

Expenses
Administrative and general	66,887	92,269	10,302	289,286
Depreciation	1,074	261	583	4,806
Interest on promissory note	80,546	39,021	19,666	139,233
Interest, bank charges and foreign exchange loss	2,819	925	792	5,382
Professional fees- accounting and legal	161,554	12,139	37,506	243,064
Management and consulting fees (Note 4)	29,925	9,500	28,500	939,239
Research and development (Note 5)	261,691	151,546	41,400	546,137
Salary and benefits	30,185	26,352	-	56,537
Shareholder and investor relations	696,282	1,016,916	960,003	2,792,701
Stock offering costs	1,420,796	-	-	1,420,796
Transfer agent and filing	906	637	4,918	7,622
Travel	65,400	87,968	-	153,368

	2,818,065	1,437,534	1,103,670	6,598,171

Operating Loss	(2,818,065)	(1,437,534)	(1,103,670)	(6,598,171)

Other income and expenses
Interest income	4,463	1,921	947	36,798
	4,463	1,921	947	36,798

Net loss available to common shareholders	$ (2,813,602)	$ (1,435,613)	$ (1,102,723)	$ (6,561,373)

Loss per share - basic and diluted	$ (0.04)	$ (0.02)	$ (0.02)

Weighted average number of common shares
outstanding - basic and diluted	69,314,822	64,610,777	57,817,305

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to December 31, 2005

	Common Stock		Additional paid-in	Loss accumulated during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Restricted common stock issued in
June 2005 pursuant to share purchase
agreement	20,000	20	37,580	-	37,600

Restricted common stock issued in
July 2005 pursuant to share purchase
agreement	691,598	692	1,382,504	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	$ 70,065	$ 5,241,651	$ (6,561,373)	$ (1,249,657)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
and from Inception (October 21, 1997) to December 31, 2005

				From Inception
				(October 21, 1997)
				to December 31,
(Expressed in U.S. Dollars)	2005	2004	2003	2005

Cash flows from (used in) operating activities
Net Loss	$ (2,813,602)	$ (1,435,613)	$ (1,102,723)	$ (6,561,373)
Adjustments for items not involving cash:
Depreciation	1,074	261	583	4,806
Common Stock Issued for Services	-	-	-	861,100
Common stock issued as stock offering costs	1,420,796	-	-	1,420,796
Change in assets and liabilities
Increase (decrease) in accounts payable	5,994	18,084	79,639	106,237
Increase (decrease) in accounts payable - related party	53,298	53,059	-	106,357
	(1,332,440)	(1,364,209)	(1,022,501)	(4,062,077)

Cash flows used in investing activities
Purchase of property and equipment	(5,920)	(1,089)	-	(10,480)
	(5,920)	(1,089)	-	(10,480)

Cash flows from financing activities
Proceed from issuance of common stock	682,100	1,391,620	581,100	3,029,820
Net proceed from promissory notes	150,000	275,000	725,000	1,150,000
	832,100	1,666,620	1,306,100	4,179,820

Increase (decrease) in cash and cash equivalents	(506,260)	301,322	283,599	107,263

Cash and cash equivalents, beginning of year	613,523	312,201	28,602	-
Cash and cash equivalents, end of year	$ 107,263	$ 613,523	$ 312,201	$ 107,263

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$ 51,909	$	$ 51,909
Income tax paid in cash	$ -	$ -	$	$ -

Non-cash Investing and Financing Activities:
Common stock issued for services	-	-	-	861,100
Issuance of common stock as stock offering costs	1,420,796	-	-	1,420,796

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A development stage company)

Notes to Financial Statements

Years Ended December 31, 2005 and 2004

(Expressed in U.S. Dollars)

1.

Organization and Basis of Presentation

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

The Company’s current business includes a Cooperative Research and Development Agreement entered into with the United States Department of Agriculture’s Agricultural Research Service to fund the research and development involving optimizing the function of a patented cell line and applying this technology to the development of extra corporeal liver assist device and in-vitro toxicology and pre-clinical drug testing preforms.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The adequacy of our cash flows hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $15,000,000 of the Company’s common stock over a thirty month period (Note 9). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2005 and 2004.  The Company occasionally has cash deposits in excess of insured limits.

(d)

Equipment and Depreciation

Equipment is initially recorded at cost and is depreciated under the straight-line method over their estimated useful life as follows:

Computer equipment

2 to 8 years

Furniture and fixture

8 years

Repairs and maintenance expenses are charged to operations as incurred.

 (e)

Research and Development Costs

Research and development costs are expensed as incurred.

(f)

Start-up Costs

The Company accounts for start-up costs in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities”, where they are expensed as incurred. For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

(g)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard (or "SFAS") No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

(h)

Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings (loss) per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings (loss) per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings (loss) per share does not differ materially from basic earnings (loss) per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future, such as options and warrants, are not included in the computation of diluted earnings or loss per share because to do so would be antidilutive. All per share information is adjusted retroactively to reflect stock splits and changes in par value.

(i)

Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2005, 2004 and 2003.

(j)

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Had compensation expense for the Company’s stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	2005	2004	2003

Net loss as reported:	$ (2,813,602)	$ (1,435,613)	$ (1,102,723)
Stock-based employee compensation expense as
determined under the fair value based method	(10,531,993)	(901,242)	(5,591,425)
Pro-forma net loss	$ (13,345,595)	$ (2,336,855)	$ (6,694,148)

Net loss per share - basic and diluted:
As reported	$ (0.04)	$ (0.02)	$ (0.02)
Pro-forma	$ (0.19)	$ (0.04)	$ (0.12)

The weighted average fair value of options granted in 2005 was estimated at $1.72 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 95.6%, risk-free interest rate of 3.5%, and expected lives of three years.

The weighted average fair value of the options granted in 2003 was estimated at $0.50 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 81.29%, risk-free interest rate of 3.5%, and expected lives of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options.

(k)

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Equity (Deficiency).  Comprehensive income comprises equity changes except those resulting from investments by owners and distributions to owners.

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

The Company has not had any goodwill or intangible assets with indefinite or definite lives since its inception.

(n)

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(o)

Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

(p)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

(r)

Stock Offering Costs

As discussed in Note 9, the fair value of stock issued to Fusion Capital under the stock purchase agreement has been expensed in the year the stock was issued because the agreement can be terminated without requiring the stock to be returned.

(s)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".  SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.  SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS No. 123(R), will not have significant impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. The adoption of SFAS No. 153 will not have any impact on the Company’s consolidated financial statements.

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

3.

Equipment

	2005	2004	2003

Computer equipment	$ 9,392	$ 3,471	$ 583
furniture and fixtures	1,089	1,089	-
	10,481	4,560	583
Less: accumulated depreciation	(4,807)	(3,732)	(583)
	$ 5,674	$ 828	$ -

Depreciation expense charged to operations during 2005 was $1,074 (2004 - $261, 2003 - $583).

4.

Related Party Transactions

(a)

Management fees

During 2005, the Company incurred $11,300 (2004 - $9,500, 2003 - $28,500) in management fees to directors of the Company.  Included in accounts payable - related parties at December 31, 2005 is management fees of $27,000 (2004: $28,600, 2003 - $27,000) incurred in previous years.

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

In December 2004, a director and majority shareholder of the Company paid $700,000 in investor relations fees on behalf of the Company.  The Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum, which is due on September 1, 2006.

As of December 31, 2004, the notes payable of $1,000,000 was made up from unsecured loans of $300,000 and $700,000, bearing interest at the rate of 7.50% and prime plus 3% respectively, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  As of December 31, 2004, accrued and unpaid interest on these notes was $7,184.

On January 26, 2005, the Company repaid $300,000 with interest of $9,432.

On March 8, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $250,000 bearing interest at the rate of 8.5% per annum and due on March 8, 2006.

On December 5, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $200,000 bearing interest at the rate of 8.5% per annum and due on December 5, 2006.

As of December 31, 2005, the notes payable of $1,150,000 was made up from unsecured loans of $250,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. Accrued and unpaid interest on these notes was $78,301.

On January 18, 2006, the Company has agreed, in consideration of Mr. Rayat’s undertaking to increase his loan commitment to the Company by an additional $100,000, to $1,600,000, to convert all of the loans to demand loans. The notes are due and payable upon the receipt of written demand from Mr. Rayat.

(c)

Amounts payable to related parties

Included in accounts payable - related parties is $28,056 (2004 - $17,272, 2003 - $nil) payable to a majority stockholder for expenses incurred on behalf of the Company, of which $28,056 (2004: $12,595, 2003 - $nil) is payable to the same director and majority shareholder in note 4(b).

(d)

Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a privately held corporation controlled by the director and officer of the Company in note 4(b). At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

5.

Cooperative Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “Agreement”) with the United States Department of Agriculture’s (“USDA”) Agricultural Research Service (“ARS”), and committed a total payment of $292,727 to ARS over the two year period, ending February 19, 2005.

On May 24, 2004, the Agreement was extended to September 30, 2007, and the required total payments to ARS were amended to $807,828. The revised schedule of payments is as follows:

-  $65,422.80 on or before 8/1/04 (paid in 2004);

-  $65,422.80 on or before 11/1/04 (paid in June 2005);

-  $65,422.80 on or before 2/1/05 (paid in October 2005);

-  $65,422.80 on or before 5/1/05 (paid in October 2005);

-  $65,422.80 on or before 8/1/05 (paid in December 2005);

-  $65,422.80 on or before 11/1/05 (included in accounts payable);

-  $65,422.80 on or before 2/1/06;

-  $65,422.80 on or before 5/1/06;

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As of December 31, 2005, total payments of $546,137 have been paid/accrued.

As amended, the Company, instead of the ARS as in the original agreement, has the first option to prepare and prosecute patent or Plant Variety Protection Certificate applications, foreign and domestic, on subject invention owned or co-owned by the U.S Government, subject to certain conditions.

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

6.

Warrants

The movement of share purchase warrants can be summarized as follows:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2003	4,700,000	$ 0.025
Exercised	(2,000,000)	0.025
Balance, December 31, 2004	2,700,000	0.025

Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, December 31, 2005	-

As of December 31, 2005, there are no outstanding share purchase warrants.

7.

Stock Option

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

In August 2003, the Company granted 3,000,000 stock options to directors and employees with an exercise price of $2.11 per share.  The options vest and become exercisable in two equal installments of 50% (immediately) and the balance in 180 days from issuance.

In 2005, the Company granted an aggregate of 6,000,000 stock options to employees, with exercise prices from $2.38 to $3.10 per share, expiring 10 years from the date of grant, being vested immediately.

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2003	12,755,000	$ 0.520
Exercised	(1,622,000)	0.830
Balance, December 31, 2004	11,133,000	0.476
Granted	6,000,000	2.860
Exercised	(285,000)	2.284
Balance, December 31, 2005	16,848,000	1.295

The options outstanding and exercisable as of December 31, 2005 can be summarized as follows:

			Weighted
			average
			remaining
Exercise	Number	Number	contractual
price	outstanding	exercisable	life (yr.)

$ 0.07	8,915,000	8,915,000	7.11
2.11	1,983,000	1,983,000	7.66
2.38	2,000,000	2,000,000	9.22
3.10	3,950,000	3,950,000	9.19
	16,848,000	16,848,000	7.91

8.

Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2005, 2004 and 2003 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheets is primarily a result of start-up expenses, which are capitalized for income tax purposes.  Net operating tax loss carryforwards are summarized as follows:

	2005	2004	2003

Net operating loss carryforwards	$ 782,000	$ 194,000	$ 57,000
Start-up costs	1,024,000	1,138,000	788,000
Organization costs		1,020	1,020
	1,806,000	1,333,020	846,020
Valuation allowance	(1,806,000)	(1,333,020)	(846,020)
Net deferred tax assets	$ -	$ -	$ -

The 2005 increase in the valuation allowance was $473,000 (2004:  $487,000, 2003 - $434,219).

The Company has available net operating loss carryforwards of approximately $2,300,000 (2004 – $570,000, 2003 - $169,000) for tax purposes to offset future taxable income which expire commencing 2008 to 2025. Additionally, start-up costs of approximately $1,024,000 are available to reduce taxable income (2004 – $3,347,000, 2003 - $788,000), assuming normal operations have commenced.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Statutory federal income tax	-34.00%	-34.00%	-34.00%
Valuation allowance	17.00%	34.00%	34.00%
Stock offering costs	17.00%	-	-
Effective income tax rate	0.00%	0.00%	0.00%

9.

Subsequent Events and Commitments

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s shares of common stock over a thirty month period. Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to Fusion 711,598 shares of its common stock, which Fusion Capital has agreed to hold for thirty months. The agreement was mutually cancelled on January 18, 2006, and replaced by a new Common Stock Purchase Agreement (“New Purchase Agreement”). The Company has issued an additional 374,753 shares in January 2006 for an aggregate number of 1,066,351 shares to Fusion Capital as the commitment fee and another 20,000 shares were issued to Fusion Capital upon signing of a term sheet on June 28, 2005.  The fair value of the stock issued has been expensed in 2005.

Under the New Purchase Agreement with Fusion Capital dated January 20, 2006, Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s share of common stock over a thirty month period after the related registration statement is declared effective by the U.S. Securities and Exchange Commission, subject to earlier termination at the discretion of the Company.

Once the registration statement has been declared effective, on each trading day during the term of the New Purchase Agreement the Company has the right to sell to Fusion Capital $25,000 of the Company’s common stock at a purchase price equal to the lower of (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three lowest closing sale prices for the common stock during the twelve consecutive trading days immediately preceding the date of purchase, provided that the purchase price will not be less than $0.50 per share. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.50.  As of March 30, 2006, Fusion Capital had purchased 358,423 shares of common stock.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9A:  CONTROLS AND PROCEDURES.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of our directors and officers, and the positions held by each, as at December 31, 2005.  On August 12, 2005, Mr. Harmel S. Rayat was appointed our president, chief executive officer, chief financial officer, and principal accounting officer; and Mr. Soheili resigned as our president and chief executive officer and assumed positions as our secretary and treasurer on the same day.

ARIAN SOHEILI, (Age 39).  Secretary, Treasurer, Director.   Mr. Soheili earned a Bachelor’s degree in Business Administration from Simon Fraser University in 1993 and brings over 20 years of industry and public practice experience with Grant Thornton, Deloitte and Touche, and others. Since 1999, Mr. Soheili has been the Managing Director at Cantatus Systems Group, Inc., a firm that specializes in enterprise solutions, technology infrastructure and systems integration services. Mr. Soheili joined us as a director and our President and Chief Executive Officer on September 22, 2003, positions from which he resigned on August 11, 2005. On that date, in addition to his services as a director, he assumed the positions of our secretary and treasurer.

JASVIR S. KHELEH, (Age 32).  Director.  Mr. Kheleh received his Diploma in Financial Management majoring in Finance, from the British Columbia Institute of Technology (BCIT) in June 1995. From September 1995 to May 1996, Canada Trust, a subsidiary of the Toronto-Dominion Bank's, TD Bank Financial Group, employed Mr. Kheleh.  Since June 1996, Mr. Kheleh has been with the nation’s largest credit union institution, VanCity (Vancouver City Savings Credit Union) and is serving as Manager, Branch Services.  Mr. Kheleh became manager on July 4, 2005.  As Manager, Mr. Kheleh is responsible for establishing sound business objectives and providing sales and service leadership to the entire branch team; specifically, ensuring the promotion and delivery of financial products and services as mandated within VanCity’s stated scope of business objectives.  Mr. Kheleh is also responsible for actively promoting the institution’s public presence and corporate image through community sponsorship of social, charitable and civic events. Mr. Kheleh joined us as a director on November 19, 2003.

HARMEL S. RAYAT, (Age 44). President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director.  Mr. Rayat has served as one of our directors since December 4, 2000. In 2002 he was appointed secretary and treasurer. On August 12, 2005, he was appointed our president and chief executive and financial officer, as well as our principal accounting officer. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations, From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Prior thereto, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations.  During the past five years, Mr. Rayat has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, Phytomedical Technologies, Inc. (currently chief financial officer, director, and majority stockholder), Entheos Technologies, Inc. (currently president, secretary, treasurer, director, and majority stockholder), and International  Energy, Inc. (currently secretary, treasurer and director and majority stockholder).

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish us with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2005 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2005, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2005 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year      Salary

Bonus

Other(1)

       Granted

Compensation

Harmel S. Rayat (2)

2005

$0

$0

$2,300

   0

$0

President, CEO, CFO

2004

$0

$0

$3,500

   0

$0

Principal Accounting

2003

$27,000

$0

$0

1,500,000

$0

Officer and Director

Arian Soheili (2)

2005

$0

$0

$4,900

   0

$0

Secretary, Treasurer

2004

$0

$0

$2,500

   0

$0

Director

2003

$0

$0

$1,150

   0

$0

Jasvir Kheleh,

2005

$0

$0

$4,100

   0

$0

Director

2004

$0

$0

$3,500

   0

$0

2003

$0

$0

$350

   0

$0

(1) Includes standard Board of Directors fees and meeting attendance fees.

(2) On August 12, 2005 (i) Mr. Harmel S. Rayat was appointed our president, chief executive and financial officer, and principal accounting officer and agreed to serve in such capacities without compensation effective August 12, 2005 through December 31, 2006; and (ii) Mr.Soheili resigned as our president and chief executive officer and assumed positions as our secretary and treasurer. Prior to August 12, 2005, Mr. Soheili served as our president and chief financial officer since September 22, 2003.

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2005 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2005

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

Options on December 31, 2005

Options on December 31, 2005

Name

Exercisable

     Unexercisable

Exercisable

Unexercisable

Arian Soheili

0

0

0

0

Harmel Rayat

7,000,000

0

9,450,000

0

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TRANSACTIONS.

The following table sets forth, as of April 6, 2006, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management fees

During 2005, the Company incurred $11,300 (2004 - $9,500, 2003 - $28,500) in management fees to directors of the Company.  Included in accounts payable - related parties at December 31, 2005 is management fees of $27,000 (2004: $28,600, 2003 - $27,000) incurred in previous years.

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

In December 2004, a director and majority shareholder of the Company paid $700,000 in investor relations fees on behalf of the Company.  The Company issued an unsecured promissory note bearing interest at a rate of 8.50% per annum, which is due on September 1, 2006.

As of December 31, 2004, the notes payable of $1,000,000 was made up from unsecured loans of $300,000 and $700,000, bearing interest at the rate of 7.50% and prime plus 3% respectively, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  As of December 31, 2004, accrued and unpaid interest on these notes was $7,184.

On January 26, 2005, the Company repaid $300,000 with interest of $9,432.

On March 8, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $250,000 bearing interest at the rate of 8.5% per annum and due on March 8, 2006.

On December 5, 2005, the Company issued an unsecured promissory note to the same director and major shareholder of the Company for $200,000 bearing interest at the rate of 8.5% per annum and due on December 5, 2006.

As of December 31, 2005, the notes payable of $1,150,000 was made up from unsecured loans of $250,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. Accrued and unpaid interest on these notes was $78,301.

On January 18, 2006, the Company has agreed, in consideration of Mr. Rayat’s undertaking to increase his loan commitment to the Company by an additional $100,000, to $1,600,000, to convert all of the loans to demand loans. The notes are due and payable upon the receipt of written demand from Mr. Rayat.

Amounts payable to related parties

Included in accounts payable - related parties is $28,056 (2004 - $17,272, 2003 - $nil) payable to a majority stockholder for expenses incurred on behalf of the Company, of which $28,056 (2004: $12,595, 2003 - $nil) is payable to the same director and majority shareholder.

Rent Expenses

The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, British Columbia, Canada. These premises are owned by a privately held corporation controlled by a director and officer of the Company.  At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Ernst & Young, LLP served as the Company's independent accountants from May 5, 2005 until their dismissal in March 2006.  The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-K;  and our  quarterly reports on Form  10-Q  during the fiscal  years  ending  December  31, 2005 and December 31, 2004 were $32,057 and $7,686 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal 2005 and 2004 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 and 2004 were $0.

We do not currently have an audit committee.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

October 12, 2005:  On October 5, 2005, HepaLife Technologies, Inc. issued a news release to announce that positive data from recent experiments on the Company’s PICM-19H liver cell line was released at last week’s national Biomedical Engineering Society Meeting (BMES) in Baltimore, Maryland.

December 7, 2005:  On December 5, 2005, the Company drew down $200,000 from the loan commitment provided by Harmel S. Rayat and issued an unsecured promissory note, which is due on December 5, 2006 and bears an interest rate of 8.50%.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 6th day of April, 2006.

HepaLife Technologies, Inc.

/s/ Harmel S. Rayat

Harmel S. Rayat

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Harmel S. Rayat

Director , President,

April 6, 2006

Harmel S. Rayat

Chief Executive Officer

Chief Financial Officer,

Principal Accounting Officer

/s/ Arian Soheili

Director, Secretary/Treasurer

April 6, 2006

Arian Soheili

/s/ Jasvir Kheleh

Director

April 6, 2006

Jasvir Kheleh