Form 10-Q
period 2006-03-31
HEPALIFE TECHNOLOGIES INC
filed 2006-05-15
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,039,650 shares of Common Stock, par value $.001, were outstanding on May 11, 2006.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED MARCH 31, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Balance Sheets

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statement of Stockholders’ Deficiency

5

Interim Unaudited Statements of Cash Flows

8

Notes to Interim Financial Statements

9

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.  Controls and Procedures

28

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

29

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits and Reports on Form 8-K

29

Signatures

30

PART I    FINANCIAL INFORMATION

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
(Expressed in U.S. Dollars)	2006	2005

ASSETS
Current assets
Cash	$215,246	$107,263
Prepaid expenses	1,660	-
Total current assets	216,906	107,263

Fixed Assets, net (Note 6)	4,934	5,674

Total assets	$221,840	$112,937

LIABILITIES
Current
Accounts payable and accrued liabilities	$70,615	$106,237
Accounts payable - related parties (Note 4)	102,404	106,357
Notes payable - related party (Note 4)	1,150,000	1,150,000

Total liabilities	1,323,019	1,362,594

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 70,797,606 (2005: 70,064,430)	70,798	70,065
Additional paid-in capital	6,121,835	5,241,651
Loss accumulated during the development stage	(7,293,812)	(6,561,373)

Total stockholders' deficiency	(1,101,179)	(1,249,657)

Total liabilities and stockholders' deficiency	$221,840	$112,937

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
and from Inception (October 21, 1997) to March 31, 2006
(Unaudited)
			From Inception
			(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Administrative and general	6,520	64,080	295,806
Depreciation	740	131	5,546
Interest on promissory note	24,103	14,875	163,336
Interest, bank charges and foreign exchange loss	1,432	-	6,814
Professional fees- accounting and legal	86,868	-	329,932
Management and consulting fees (Note 4)	8,525	5,953	947,764
Research and development (Note 5)	65,423	65,423	611,560
Salary and benefits	29,275	-	85,812
Shareholder and investor relations	3,125	527,948	2,795,826
Stock offering costs	505,917	-	1,926,713
Transfer agent and filing	205	-	7,827
Travel	1,383	-	154,751
	733,516	678,410	7,331,687

Operating Loss	(733,516)	(678,410)	(7,331,687)

Other income and expenses
Interest income	1,077	1,395	37,875
	1,077	1,395	37,875

Net loss attributable to common shareholders	$(732,439)	$(677,015)	$(7,293,812)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	70,428,454	68,014,499

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2006
(Unaudited)

				Loss accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	12,000	$(9,000)	-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2006
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

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to March 31, 2006
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)
Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	(6,561,373)	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	505,917

Common stock issued for cash	358,423	358	374,642	-	375,000

Comprehensive income (loss)
Loss, period ended March 31, 2006				(732,439)	(732,439)

Balance, March 31, 2006	70,797,606	$70,798	$6,121,835	$(7,293,812)	$(1,101,179)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005
and from Inception (October 21, 1997) to March 31, 2006
(Unaudited)
			From Inception
			(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2006	2005	2006

Cash flows from (used in) operating activities
Net Loss	$(732,439)	$(677,015)	$(7,293,812)
Adjustments for items not involving cash:
Depreciation	740	131	5,546
Common Stock Issued for Services	-	-	861,100
Common stock Issued as stock offering costs	505,917	-	1,926,713
Change in assets and liabilities
Increase in prepaid expenses	(1,660)	-	(1,660)
Increase (decrease) in accounts payable	(35,622)	56,095	70,615
Increase (decrease) in accounts payable - related party	(3,953)	(14,875)	102,404
Net cash used in operating activities	(267,017)	(635,664)	(4,329,094)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(10,480)
	-	-	(10,480)

Cash flows from financing activities
Proceed from issuance of common stock	375,000	291,750	3,404,820
Net proceed from promissory notes	-	(50,000)	1,150,000
Net cash provided by financing activities	375,000	241,750	4,554,820

Increase (decrease) in cash and cash equivalents	107,983	(393,914)	215,246

Cash and cash equivalents, beginning of period	107,263	613,523	-
Cash and cash equivalents, end of period	$215,246	$219,609	$215,246

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$9,432	$51,909
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,000
Issuance of common stock as stock offering costs	$505,917	$-	$1,926,713

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Expressed in US Dollars)

NOTE 1 – BASIS OF PRESENTATION – GOING CONCERN UNCERTAINITIES

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The satisfaction of our cash needs hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $15,000,000 of the Company’s common stock over a thirty month period (Note 7). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2006 and December 31, 2005, and the results of operations for three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-K.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form 10-K.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended
	March 31,
	2006	2005

Numerator - net loss
available to common stockholders	$(732,439)	$(677,015)

Denominator - weighted average
number of common shares
outstanding	70,428,454	68,014,499

Basic and diluted loss per common shares	$(0.01)	$(0.01)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees:  During the three months ended March 31, 2006 and 2005, the Company paid management fees of $3,800 and $5,953 to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  As of March 31, 2006, notes payable of $1,150,000 was made up from unsecured loans of $250,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  Accrued and unpaid interest on these notes during the three months period ended March 31, 2006, amounted to $24,103.

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

-  $65,422.80 on or before 11/1/04 (paid in June 2005);

-  $65,422.80 on or before 2/1/05 (paid in October 2005);

-  $65,422.80 on or before 5/1/05 (paid in October 2005);

-  $65,422.80 on or before 8/1/05 (paid in December 2005);

-  $65,422.80 on or before 11/1/05 (paid in March 24, 2006);

-  $65,422.80 on or before 2/1/06 (included in accounts payable);

-  $65,422.80 on or before 5/1/06;

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As of March 31, 2006, total payments of $611,560 have been paid/accrued.

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

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company. The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the Agreement. The option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an invention availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The Agreement, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire Agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

NOTE 6 – EQUIPMENT

	March 31, 2006	December 31, 2006

Computer equipment	$9,392	$9,392
Furniture and fixtures	1,089	1,089
	10,481	10,481
Less: accumulated depreciation	(5,547)	(4,807)
	$4,934	$5,674

Depreciation expenses charged to operations for the three-month period ended March 31, 2006 were $740.

NOTE 7 – SHARE CAPITAL

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s shares of common stock over a thirty month period. Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to Fusion 711,598 shares of its common stock, which Fusion Capital has agreed to hold for thirty months. The agreement was mutually cancelled on January 18, 2006, and replaced by a new Common Stock Purchase Agreement (“New Purchase Agreement”). The Company has issued an additional 374,753 shares in January 2006, for an aggregate number of 1,066,351 shares to Fusion Capital as the commitment fee and another 20,000 shares were issued to Fusion Capital upon signing of a term sheet on June 28, 2005.  The fair value of the stock issued has been expensed in 2005.

Under the New Purchase Agreement with Fusion Capital dated January 20, 2006, Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s share of common stock over a thirty month period after the related registration statement is declared effective by the U.S. Securities and Exchange Commission, subject to earlier termination at the discretion of the Company.

After the registration statement has been declared effective on February 14, 2006, on each trading day during the term of the New Purchase Agreement the Company has the right to sell to Fusion Capital $25,000 of the Company’s common stock at a purchase price equal to the lower of (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three lowest closing sale prices for the common stock during the twelve consecutive trading days immediately preceding the date of purchase, provided that the purchase price will not be less than $0.50 per share. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital. Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.50.

During the quarter ended March 31, 2006, Fusion Capital has purchased 358,423 shares of common stock of the Company for total proceeds of $375,000.

NOTE 8 – WARRANTS

The movement of share purchase warrants can be summarized as follows:-

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2003	4,700,000	$0.025
Exercised	(2,000,000)	0.025
Balance, December 31, 2004	2,700,000	0.025
Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, December 31, 2005	-

As of March 31, 2006, there are no outstanding share purchase warrants.

NOTE 9 - STOCK OPTIONS

The movement of stock options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2003	12,755,000	$0.520
Exercised	(1,622,000)	0.830
Balance, December 31, 2004	11,133,000	0.476
Granted	6,000,000	2.860
Exercised	(285,000)	2.284
Balance, December 31, 2005	16,848,000	1.295

No options were granted, cancelled or exercised during the three-month period ended March 31, 2006.

The weighted average remaining contractual life of the outstanding stock options at March 31, 2006 is 7.66 years.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

March 31, 2005

Net loss as reported:	$(677,015)
Stock-based employee compensation
expense as determined under the
fair value based method	(10,320,000)
Pro-forma, net loss	$(10,997,015)

Net loss per share - basic and diluted:
As reported	$(0.01)
Pro-forma	$(0.16)

The weighted average fair value of the options granted in the period ended March 31, 2005 was estimated at $1.72 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 93%, risk-free interest rates of 3.5%, and expected lives of three years.

Effective from January 1, 2006, the Company has adopted SFAS 123(R) using a modified version of prospective application. Since no stock options were issued during the three-month period ended March 31, 2006, there is no compensation expense.

NOTE 10 – SUBSEQUENT EVENT

On April 24, 2006, the Company cancelled 13,118,000 stock options previously granted to employees and consultants, comprising of 5,500,000, 1,668,000, 2,000,000 and 3,950,000 options at an exercise price of $0.07, $2.11, $2.38 and $3.10 each, respectively.

On April 24, 2006, the Company granted 6,000,000 stock options at an exercise price of $0.85 to Ranjit Bhogal and Jeet Sidhu, expiring on April 24, 2016. The vesting periods for the options are as follows:  30% of the stock options are exercisable on or after July 24, 2006, another 30% of the stock options are exercisable on or after October 24, 2006 and the remaining 40% of the stock options are exercisable on or after April 24, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending March 31, 2006, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

As of the date of this 10-Q, the PICM-19 Cell Line has been assayed for its response to several specific growth factors and cell attachment factors.  Two specific growth stimulating factors have been identified and two attachment factors that enable the attachment and maintenance of the PICM-19 Cell Lines have been identified.

-

Developing spheroid cultures (self-assembling balls of cells) of the PICM-19 Cell Line without STO feeder cells and testing of rotating cell culture system for production and maintenance of spheroids.

As of the date of this 10-Q, this objective has been redirected to the testing of PICM-19 Cell Line growth and maintenance on various types of commercially available glass or plastic micro- and macro-spheres.  One type each of plastic microsphere and macrosphere has been successfully tested and are now in use in a model flow-through bioreactor that is currently in its testing phase.

-

Investigating effects of accessory cells obtained from pig liver on the PICM-19 Cell Line growth, differentiation, and metabolic function.

As of the date of this 10-Q, these studies are not anticipated to be necessary for completion of the CRADA objectives and accordingly, are not longer deemed a priority.

-

Assaying the PICM-19 Cell Line and spheroids for liver specific functions by measuring P450 activity, liver enzyme activities, urea production, and ammonia clearance.

As of the date of this 10-Q, P450 activity, urea production, and ammonia clearance activity of the PICM-19 cell line and three derivative cell lines (PICM-19H, PICM-19-3BT, PICM-19HA) have been confirmed and completed.  Gamma-glutamyltranspeptidase enzyme (a key bile duct enzyme for the processing of inflammatory and anti-inflammatory molecules) activity has been confirmed and completed in the PICM-19 cell line and in two of the three PICM-19 derivative cell lines.  Gamma-glutamylcysteine synthetase (a secondary detoxification liver enzyme) activity assays are on-going.

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

As of the date of this 10-Q, multi-cell cell culture formats have been successfully tested and P-450 enzyme assays are currently being tested and standardized in 6-well, 24-well, and 96-well formats.

-

Genetically engineering the PICM-19 Cell Line to create derivative cell lines containing gene reporter constructs, e.g., green fluorescent protein (GFP) based constructs, so that GFP expression is linked to various cell metabolic responses or stimulation of various cell signal transduction pathways.

As of the date of this 10-Q, STO cell lines have been created by genetic engineering that express GFP and the neomycin-resistance gene.  The construction of GFP and RFP (red fluorescent protein) mammalian expression vectors under the control of the alpha-fetoprotein promoter is currently underway for use in the genetic engineering of the PICM-19 Cell Line.

-

Developing cell transformation assay formats to demonstrate and enable the utilization of the PICM-19 Cell Line for the study of mutagenic or carcinogenic processes.

As of the date of this 10-Q, this aspect of the CRADA has the lowest priority and no work is anticipated on this aspect of the project for at least two years.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $732,439 and $677,015 for the three months ended March 31, 2006 and March 31, 2005, respectively. As a result, at March 31, 2006, the Company has an accumulated deficit of $7,293,812.

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

Three Months Ended March 31, 2006 and 2005

We had no revenues in the three months ended March 31, 2006 and 2005. Our general and administrative expenses increased 8% to $733,516 in the three months ended March 31, 2006, from $678,410 in the same period in 2005.

Interest income decreased 23% to $1,077 in the three months ended March 31, 2006, from $1,395 during the same period in 2005, reflecting lower than average cash balances maintained during most of the first quarterly period in 2006.

We incurred net losses of $732,439 and $677,015 during the three months ended March 31, 2006 and in the same period in 2005, respectively.

Liquidity and Capital Resources

As at March 31, 2006, the Company had a cash balance of $215,246. The Company has financed its operations primarily through cash on hand during the three month period ending March 31, 2006.

Net cash flows used in by operating activities was $267,017 for the three month period ending March 31, 2006, compared to net cash flows used of $635,664 for the same period in 2005, primarily due to a decrease in investor relations expenses.

Net cash provided by financing activities was $375,000 for the three months period ending March 31, 2006 compared to $241,750 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

As of March 31, 2006, Fusion Capital had purchased 358,423 shares of common stock for an aggregate of $375,000.

Related Party Transactions

Management Fees:  During the three months ended March 31, 2006 and 2005, the Company paid management fees of $3,800 and $5,953 to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest:  As of March 31, 2006, notes payable of $1,150,000 was made up from unsecured loans of $250,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand.  Accrued and unpaid interest on these notes during the three months period ended March 31, 2006, amounted to $24,103.

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder of the Company.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Off Balance Sheet Arrangements

Other than those described in Note 5, we do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) was effective for our Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,813,602 and $1,437,534, respectively, during the past two fiscal years of operation.  As a result, at March 31, 2006, we had an accumulated deficit of $7,293,812. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our artificial liver device and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

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

At March 31, 2006, we had a working capital deficit of $1,106,113. We have an operating cash flow deficit of $1,332,440 in 2005 and $1,364,209 in 2004. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

As of May 8, 2006, Mr. Rayat beneficially owned approximately 69% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 71,039,650, shares of common stock, of which 55,039,683 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of May 8, 2006, our average trading volume per day for the past three months was approximately 53,949 shares a day with a high of 164,200 shares traded and a low of 6,400 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 1A.

Risk Factors

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

March 17, 2006:  Effective March 13, 2006, the Company dismissed Ernst & Young, LLP, as its independent auditor. Effective the same date, on the recommendation of the Company's board of directors,  the Company engaged Peterson Sullivan, PLLC as its  independent  registered  public  accounting  firm to audit the Company's financial  statements for the fiscal year ending December 31, 2005 and to perform procedures related to the financial statements included in the Company's quarterly  reports on Form 10-Q  beginning  with the quarter ended March 31, 2006.

March 30, 2006: Amendment No. 1 to March 17, 2006 8-K.  The amendment included the letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 29, 2006.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 8th day of May, 2006.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

May 11, 2006

/s/ Harmel S. Rayat

Director,  President, CEO ,

Harmel S. Rayat

Secretary, Treasurer

Principal Financial Officer