Form 10-Q
period 2006-06-30
HEPALIFE TECHNOLOGIES INC
filed 2006-08-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,768,388 shares of Common Stock, par value $.001, were outstanding on July 31, 2006.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED JUNE 30, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statement of Stockholders’ Deficiency

5

Interim Unaudited Statements of Cash Flows

8

Notes to Interim Financial Statements

9

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.  Controls and Procedures

29

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits and Reports on Form 8-K

31

Signatures

32

PART I    FINANCIAL INFORMATION

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30,	December 31,
(Expressed in U.S. Dollars)	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$296,375	$107,263
Total current assets	296,375	107,263

Fixed Assets, net (Note 7)	4,194	5,674

Total assets	$300,569	$112,937

LIABILITIES
Current
Accounts payable and accrued liabilities	$87,635	$106,237
Accounts payable - related parties (Note 4)	123,980	106,357
Notes payable - related party (Note 4)	1,125,000	1,150,000

Total liabilities	1,336,615	1,362,594

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 71,208,365 (2005: 70,064,430)	71,208	70,065
Additional paid-in capital	7,623,954	5,241,651
Loss accumulated during the development stage	(8,731,208)	(6,561,373)

Total stockholders' deficiency	(1,036,046)	(1,249,657)

Total liabilities and stockholders' deficiency	$300,569	$112,937

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the three-month and six-month periods ended June 30, 2006 and 2005 and from Inception (October 21, 1997) to June 30, 2006
(Unaudited)
					From Inception
	Three months ended		Six months ended		(October 21, 1997)
	June 30,		June 30,		to June 30,
(Expressed in U.S. Dollars)	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative and general	$22,331	$16,260	$28,851	$8,792	$318,137
Depreciation	740	131	1,480	261	6,286
Interest on promissory note	24,358	20,187	48,461	37,494	187,694
Interest, bank charges and foreign exchange loss	2,321	(892)	3,753	(674)	9,135
Professional fees- accounting and legal	30,137	8,492	117,005	23,029	360,069
Management and consulting fees (Note 4)	4,095	5,098	12,620	11,051	951,859
Research and development (Notes 5 and 6)	66,423	65,423	131,846	130,846	677,983
Salary and benefits	52,231	7,199	81,506	14,769	138,043
Shareholder and investor relations	67,981	151,267	71,106	679,215	2,863,807
Stock offering costs	-	-	505,917	-	1,926,713
Transfer agent and filing	768	2,346	973	4,092	8,595
Travel	22,143	17,415	23,526	62,460	176,894
Stock based compensation expenses (Note 10)	1,147,530	-	1,147,530	-	1,147,530

	1,441,058	292,926	2,174,574	971,335	8,772,745

Operating Loss	(1,441,058)	(292,926)	(2,174,574)	(971,335)	(8,772,745)

Other income and expenses
Interest income	3,662	828	4,739	2,223	41,537
	3,662	828	4,739	2,223	41,537

Net loss available to common shareholders	$(1,437,396)	$(292,098)	$(2,169,835)	$(969,112)	$(8,731,208)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	71,026,187	69,214,041	70,735,292	67,841,064

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to June 30, 2006
(Unaudited)

				Loss accumulated	Total
	Common Stock		Additional	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009
Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)
Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	(6,561,373)	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	505,917

Common stock issued for cash	769,182	768	729,231	-	729,999

Stock based compensation expenses	-	-	1,147,530	-	1,147,530

Comprehensive income (loss)
Loss, six months ended June 30, 2006				(2,169,835)	(2,169,835)

Balance, June 30, 2006	71,208,365	$71,208	$7,623,954	$ (8,731,208)	$ (1,036,046)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and 2005
and from Inception (October 21, 1997) to June 30, 2006
(Unaudited)
			From Inception
			(October 21, 1997)
	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2006	2005	2006

Cash flows from (used in) operating activities
Net Loss	$(2,169,835)	$(969,112)	$(8,731,208)
Adjustments for items not involving cash:
Depreciation	1,480	261	6,286
Common stock issued for services	-	20	861,100
Common stock issued as stock offering costs	505,917	-	1,926,713
Stock compensation expenses	1,147,530	-	1,147,530
Change in assets and liabilities
Increase (decrease) in accounts payable	(18,602)	52,882	87,635
Increase in accounts payable - related party	17,623	9,003	123,980
	(515,887)	(906,946)	(4,577,964)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(10,480)
	-	-	(10,480)

Cash flows from financing activities
Proceed from issuance of common stock	729,999	597,700	3,759,819
Net proceeds from (Repayment of) promissory notes	(25,000)	(50,000)	1,125,000
	704,999	547,700	4,884,819

Increase (decrease) in cash and cash equivalents	189,112	(359,246)	296,375

Cash and cash equivalents, beginning of period	107,263	613,523	-
Cash and cash equivalents, end of period	$296,375	$254,277	$296,375

Supplemental disclosure of cash flow information:
Interest paid in cash	$107	$9,432	$52,016

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$20	$861,000
Issuance of common stock as stock offering costs	$505,917	$-	$1,926,713

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

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

To meet these objectives, the Company has arranged a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC to purchase from the Company up to $15,000,000 of the Company’s common stock over a thirty month period (Note 8). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of HepaLife Technologies, Inc. and its wholly-owned subsidiary, Phoenix BioSystems, Inc., which was incorporated under the laws of the State of Nevada on June 6, 2006.  All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005, and the results of operations for three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-K.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator - net loss
available to
common stockholders	$(1,437,396)	$ (292,098)	$(2,169,835)	$ (969,112)

Denominator - weighted
average number of
common shares
outstanding	71,026,187	69,214,041	70,735,292	67,841,064

Basic and diluted loss per common shares	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.01)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees:  During the three-month and six-month periods ended June 30, 2006, the Company paid management fees of $3,800 (2005: $5,098) and $3,800 (2005: $11,051) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: During the quarter ended June 30, 2006, the Company made a partial repayment of $25,000 to the outstanding notes payable. As of June 30, 2006, notes payable of $1,125,000 was made up from unsecured loans of $225,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes during the three-month and six-month periods ended June 30, 2006, amounted to $23,317 and $47,420 respectively.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,634 (2005: $nil) and $8,634 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

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

-  $65,422.80 on or before 2/1/05 (paid in October 2005);

-  $65,422.80 on or before 5/1/05 (paid in October 2005);

-  $65,422.80 on or before 8/1/05 (paid in December 2005);

-  $65,422.80 on or before 11/1/05 (paid in March 24, 2006);

-  $65,422.80 on or before 2/1/06 (paid in June 6, 2006);

-  $65,422.80 on or before 5/1/06 (included in accounts payable);

-  $65,422.80 on or before 8/1/06; and

-  $65,422.80 on or before 11/1/06.

As of June 30, 2006, total payments of $676,983 have been paid/accrued.

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

NOTE 6 – LICENSE AGREEMENT

On June 15, 2006, the Company, through its wholly owned subsidiary, Phoenix BioSystems, Inc., entered into an exclusive worldwide License Agreement with Michigan State University (“MSU”) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

The license agreement gives the Company exclusive rights to five issued patents. Under the terms of the License Agreement, the Company agreed to pay MSU an initial fee of $1,000 (paid) upon execution of the License Agreement. A 2.5% annual royalty based on future sales is payable, with an annual minimum payment of $10,000 from 2010 to 2014 and $20,000 from 2015 onwards.

The Company also has to make milestone payments of $1,000, $2,000, $2,000 and $10,000 to MSU when MSU achieves each of the 4 different developmental steps, respectively.

As of June 30, 2006, total payment of $1,000 has been paid.

NOTE 7 – EQUIPMENT

	June 30,	December 31,
	2006	2005

Computer equipment	$9,392	$9,392
furniture and fixtures	1,089	1,089
	10,481	10,481
Less: accumulated depreciation	(6,287)	(4,807)
	$4,194	$5,674

Depreciation expenses charged to operations for the three-month and six-month periods ended June 30, 2006 were $740 (2005: $131) and $1,480 (2005: $261) respectively.

NOTE 8 – SHARE CAPITAL

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

After the registration statement had been declared effective on February 14, 2006, on each trading day during the term of the New Purchase Agreement the Company had the right to sell to Fusion Capital $25,000 of the Company’s common stock at a purchase price equal to the lower of (a) the lowest sale price of the common stock on such trading day and (b) the arithmetic average of the three lowest closing sale prices for the common stock during the twelve consecutive trading days immediately preceding the date of purchase, provided that the purchase price will not be less than $0.50 per share. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the timing and the number of shares sold to Fusion Capital.

The Company shall always have the right at any time to decrease the amount of the daily purchase amount by delivering written notice to the buyer which notice shall specify the new daily purchase amount. The decrease in the daily purchase amount shall become effective one trading day after receipt by the buyer of the daily purchase amount decrease notice. The Company shall have the right (but not the obligation) to increase the amount of the daily purchase amount in accordance with the terms and conditions set forth in the Common Stock Purchase Agreement by delivering written notice to the buyer stating the new amount of the daily purchase amount. With respect to increases in the daily purchase amount above the original daily purchase amount, as the market price for the Common Stock increases the Company shall have the right from time to time to increase the daily purchase amount as follows.  For every $0.10 increase in threshold price above $1.00 (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction), the Company shall have the right to increase the daily purchase amount by up to an additional $2,500 in excess of the original daily purchase amount.  “Threshold price” for purposes hereof means the lowest sale price of the Common Stock during the five (5) consecutive trading days immediately prior to the submission to the buyer of a daily purchase amount increase notice (subject to equitable adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction).  For example, if the threshold price is $1.50, the Company shall have the right to increase the daily purchase amount to up to $37,500 in the aggregate.  If the threshold price is $2.50, the Company shall have the right to increase the daily purchase amount to up to $62,500 in the aggregate.

Fusion Capital does not have the right or the obligation to purchase shares of our common stock in the event that the price of our common stock is less than $0.50.

During the three-month and six-month periods ended June 30, 2006, Fusion Capital has purchased 358,423 and 769,182 shares of common stock of the Company for total proceeds of $375,000 and $729,999 respectively.

NOTE 9 – WARRANTS

The movement of share purchase warrants can be summarized as follows:-

		Weighted average
	Number of warrants	exercise price

Balance, December 31, 2003	4,700,000	$0.025
Exercised	(2,000,000)	0.025
Balance, December 31, 2004	2,700,000	0.025
Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, June 30, 2006 and December 31, 2005	-

As of June 30, 2006, there are no outstanding share purchase warrants.

NOTE 10 - STOCK OPTIONS

The movement of stock options can be summarized as follows:

		Weighted average
	Number of options	exercise price

Balance, December 31, 2003	12,755,000	$0.520
Exercised	(1,622,000)	0.830
Balance, December 31, 2004	11,133,000	0.476
Granted	6,000,000	2.860
Exercised	(285,000)	2.284
Balance, December 31, 2005	16,848,000	1.295
Granted	6,000,000	0.850
Cancelled	(13,118,000)	1.594
Balance, June 30, 2006	9,730,000	0.617

Effective from January 1, 2006, the Company has adopted SFAS 123(R) using a modified version of prospective application.

On April 24, 2006, the Company cancelled 13,118,000 stock options previously granted to officers, directors, employees and consultants, comprising of 5,500,000, 1,668,000, 2,000,000 and 3,950,000 options at an exercise price of $0.07, $2.11, $2.38 and $3.10 each, respectively.

On April 24, 2006, the Company granted 6,000,000 stock options at an exercise price of $0.85 to two employees, who simultaneously terminated 6,118,000 stock options on the same date, expiring on April 24, 2016. The vesting periods for the options are as follows:  30% of the stock options are exercisable on or after July 24, 2006, another 30% of the stock options are exercisable on or after October 24, 2006 and the remaining 40% of the stock options are exercisable on or after April 24, 2007.   The Company cancelled 7,000,000 stock options granted to the President of the Company, and to minimize further dilution, did not grant any stock options to the President.

The fair value of the options granted in the period ended June 30, 2006 was estimated at $0.47 each, for a total amount of $2,820,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 81.9%, risk-free interest rates of 4.23%, and expected lives of three years. During the three-month and six-month periods ended June 30, 2006, compensation expense (related to the 6,000,000 options granted) of $1,147,530 and $1,147,530, respectively, were recognized for these options.

The weighted average remaining contractual life of the outstanding stock options at June 30, 2006 is 8.61 years.

For the three and six months ended June 30, 2005, the Company was filing APB 25 for stock-based compensation, but followed the disclosure provisions of SFAS 123.  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005

Net loss as reported:	$ (292,098)	$ (969,112)
Stock-based employee compensation
expense as determined under the
fair value based method	-	(10,320,000)
Pro-forma, net loss	$ (292,098)	$ (11,289,112)

Net loss per share - basic and diluted:
As reported	$ (0.00)	$ (0.01)
Pro-forma	$ (0.00)	$ (0.17)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2006, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

HepaLife Technologies, Inc. is a development stage biotechnology company focused on the identification, development and eventual commercialization of cell-based technologies and products.

Current cell-based technologies under development by HepaLife include 1) the first-of- its-kind artificial liver device, 2) proprietary in-vitro toxicology and pre-clinical drug testing platforms, and 3) cell-culture based vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

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

Research and Development Costs

Research and development costs represent costs incurred to develop our technologies incurred pursuant to our CRADA with the USDA’s Agricultural Research Service, and our License Agreement with Michigan State University, and include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred. We do not track research and development expenses by project.

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

License Agreement

On June 15, 2006, we, through our wholly owned subsidiary, Phoenix BioSystems, Inc. entered into an exclusive worldwide License Agreement with Michigan State University (MSU) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses.

The license agreement gives HepaLife exclusive rights to five issued patents, including US patent 5,989,805 (“Immortal Avian Cell Line To Grow Avian and Animal Viruses To Produce Vaccines”), US patent 5,827,738, US patent 5,833,980, US patent 5,866,117 and US patent 5,874,303.

Under the terms of the agreement, HepaLife agreed to pay MSU undisclosed milestone payments and royalty payments based on future sales.

Project Description

Under this agreement, Michigan State University scientists will direct work involved with initial testing of the OU2 cells and evaluation of their ability to grow various human and animal influenza viruses.  Specifically:

1)

Up to 3 freeze dates of OU2 cells will be thawed and started in culture within the MSU DCPAH BSL-3 laboratory.  Cells will be expanded with each freeze date kept separate.

2)

Cells will be sent to a commercial testing facility for testing under the USDA 9CFR guidelines.  Specific testing will include: retrovirus (p27 antigen), mycoplasm, hemagglutinating virus, cytopathogenic or hemabsorbing agents, detection of extraneous viable bacteria and fungi.  Additional testing to be conducted will include PCR assays for Marek’s disease virus, LCMV, and Newcastle disease virus.

3)

Cells will be tested for their ability to grow common vaccine strains of human influenza virus, low and high pathogenicity avian influenza.

4)

An attempt to adapt the cells to serum free growth conditions will be made.

5)

An attempt to adapt the cells to growth on glass microspheres will be made.

Cells will be evaluated for their ability to grow high pathogenicity H5N1 avian influenza virus.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $1,441,058 and $292,926 for the three months ended June 30, 2006 and June 30, 2005, respectively. As a result, at June 30, 2006, the Company has an accumulated deficit of $8,731,208.

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

Three and Six Months Ended June 30, 2006 and 2005

The Company had no revenues in the three and six months ended June 30, 2006 and June 30, 2005. Our expenses increased 392% to $1,441,058 in the three months ended June 30, 2006, from $292,926 in the same period in 2005. This increase of $1,148,132 for the three months ended June 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $1,147,530 in stock based compensation expenses.

Our expenses increased 124% to $2,174,574 in the six months ended June 30, 2006, from $971,335 in the same period in 2005. This increase of $1,203,239 from the six months ended June 30, 2006 compared to the same period in 2005 was primarily attributable an increase of $1,147,530 in stock based compensation expenses.

Interest income increased 342% to $3,662 in the three months ended June 30, 2006, from $828 during the same period in 2005, reflecting higher than average cash balances maintained during most of the second quarterly period in 2006.   For the six months ended June 30, 2006 and in the same period in 2005, interest income has increased 113% to $4,739 from $2,223, reflecting higher than average cash balances maintained during most of the first two fiscal quarterly periods in 2006.

We incurred net losses of $1,437,936 and $292,098 during the three months ended June 30, 2006 and in the same period in 2005, respectively, and we also incurred net losses of $2,169,835 and $969,112 for the six months ended June 30, 2006 and June 30, 2005. The increase in our net loss amounting to $1,145,838 and $1,200,723 for the three and six months ended June 30, 2006 from the same period in 2005, respectively, was principally caused by the increase in our stock based compensation expenses.

Liquidity and Capital Resources

As at June 30, 2006, the Company had a cash balance of $296,375. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital, during the six month period ending June 30, 2006.

Net cash flows used in by operating activities was $515,887 for the six month period ending June 30, 2006, compared to net cash flows used of $906,946 for the same period in 2005.

Net cash provided by financing activities was $704,999 for the six months period ending June 30, 2006 compared to $547,700 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

During the three-month and six-month periods ended June 30, 2006, Fusion Capital has purchased 410,759 and 769,182 shares of common stock of the Company for total proceeds of $354,999 and $729,999 respectively.

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees:  During the three-month and six-month periods ended June 30, 2006, the Company paid management fees of $3,800 (2005: $5,098) and $3,800 (2005: $11,051) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: During the quarter ended June 30, 2006, the Company made a partial repayment of $25,000 to the outstanding notes payable. As of June 30, 2006, notes payable of $1,125,000 was made up from unsecured loans of $225,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes during the three-month and six-month periods ended June 30, 2006, amounted to $23,317 and $47,420 respectively.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The

Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,634 (2005: $nil) and $8,634 (2005: $nil) for the three-month and six-month periods ended June 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and International Energy, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,818,065 and $1,437,534, respectively, during the past two fiscal years of operation.  As a result, at June 30, 2006, we had an accumulated deficit of $8,731,208. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our artificial liver device and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

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

At June 30, 2006, we had a working capital deficit of $1,040,240. We have an operating cash flow deficit of $1,332,440 in 2005 and $1,364,209 in 2004. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

We May Not Be Able To Repay Loans We Have Received From Harmel S. Rayat, Our President, Director And Majority Stockholder, To Fund Our Operation.

We have borrowed an aggregate of $1,055,000 from Harmel S. Rayat, our president, director and majority stockholder, pursuant to his $1,600,000 loan commitment to us.  The loans are due upon the receipt of the written demand from Mr.

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

We expect to enter into additional research agreements and licenses in the future that relate to important technologies that may be necessary for the development and commercialization of related and unrelated products. These agreements and licenses may impose various commercialization, indemnification, royalty, insurance and other obligations on us, which, if we fail to comply, may result in the termination of these agreements and licenses or make the agreements and licenses non-

exclusive, which could affect our ability to exploit important technologies that are required for successful development of products, if any, derived from our ongoing sponsored research and development programs.

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

As of July 31, 2006, Mr. Rayat beneficially owned approximately 69% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 71,768,388, shares of common stock, of which 55,039,683 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of July 31, 2006, our average trading volume per day for the past three months was approximately 74,523 shares a day with a high of 826,800 shares traded and a low of 11,500 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 27, 2006:  At a Board of Directors meeting held on April 24, 2006, the Company’s Board of Directors agreed  to enter into 10 year NonStatutory Stock Option Agreements with certain employees for 6,000,000 common shares reserved for issuance under the Company’s 2001 Stock Option Plan.

May 25, 2006:  On May 22, 2006, HepaLife Technologies, Inc. issued a news release to announce that the National Institutes of Health (NIH) has launched a $71 million research initiative to actively study rare diseases

June 7, 2006:  On May 30, 2006, HepaLife Technologies, Inc. issued a news release to announce that the Company’s patented liver stem cells have demonstrated the ability to survive and function without feeder cell support.

June 19, 2006: On June 13, 2006, HepaLife Technologies, Inc. issued a news release to announce that its PICM-19 embryonic liver stem cells have successfully demonstrated acetaminophen toxicity.

June 21, 2006:  On June 15, 2006, HepaLife Technologies, Inc., through its wholly owned subsidiary, Phoenix BioSystems, Inc. entered into an exclusive worldwide license agreement with Michigan State University (MSU) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 31st day of July, 2006.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

July 31, 2006

/s/ Harmel S. Rayat

Director,  President, CEO,

Harmel S. Rayat

Principal Financial Officer