Form 10-Q
period 2006-09-30
HEPALIFE TECHNOLOGIES INC
filed 2006-11-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,508,552 shares of Common Stock, par value $.001, were outstanding on October 30, 2006.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2006

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statement of Stockholders’ Deficiency

5

Interim Unaudited Statements of Cash Flows

9

Notes to Interim Financial Statements

10

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.  Controls and Procedures

30

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits and Reports on Form 8-K

31

Signatures

32

PART I    FINANCIAL INFORMATION

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
(Expressed in U.S. Dollars)	2006	2005

ASSETS
Current assets
Cash	$343,275	$107,263
Prepaid expenses	10,891	-
Other receivable	708	-
Total current assets	354,874	107,263

Fixed Assets, net (Note 7)	13,901	5,674

Total assets	$368,775	$112,937

LIABILITIES
Current
Accounts payable and accrued liabilities	$154,553	$106,237
Accounts payable - related parties (Note 4)	139,483	106,357
Notes payable - related party (Note 4)	1,055,000	1,150,000

Total liabilities	1,349,036	1,362,594

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 72,150,970 (2005: 70,064,430)	72,151	70,065
Additional paid-in capital	9,147,491	5,241,651
Subscription receivable	(26,749)	-
Loss accumulated during the development stage	(10,173,154)	(6,561,373)

Total stockholders' deficiency	(980,261)	(1,249,657)

Total liabilities and stockholders' deficiency	$368,775	$112,937

(The accompanying notes are an integral part of these financial statements)

STATEMENTS OF OPERATIONS
For the three-month and nine-month periods ended September 30, 2006 and 2005 and from Inception (October 21, 1997) to September 30, 2006
(Unaudited)
From Inception
	Three months ended		Nine months ended		(October 21, 1997)
	September 30,		September 30,		to September 30,
(Expressed in U.S. Dollars)	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative and general	$40,820	$44,811	$69,671	$53,603	$358,957
Depreciation	1,847	131	3,327	392	8,133
Interest on promissory note	23,965	20,353	72,426	57,847	211,659
Interest, bank charges and foreign exchange loss	3,235	2,796	6,988	2,122	12,370
Professional fees- accounting and legal	31,857	96,473	148,862	119,502	391,926
Management and consulting fees (Note 4)	9,210	15,714	21,830	26,765	961,069
Research and development (Notes 5 and 6)	89,136	65,423	220,982	196,269	767,119
Salary and benefits	54,698	6,749	136,204	21,518	192,741
Shareholder and investor relations	250,670	26,115	321,776	705,330	3,114,477
Stock offering costs	-	-	505,917	-	1,926,713
Transfer agent and filing	2,001	2,865	2,974	6,957	10,596
Travel	11,621	(6,348)	35,147	56,112	188,515
Stock based compensation expenses (Note 10)	927,237	-	2,074,767	-	2,074,767

	1,446,297	275,082	3,620,871	1,246,417	10,219,042

Operating Loss	(1,446,297)	(275,082)	(3,620,871)	(1,246,417)	(10,219,042)

Other income and expenses
Interest income	4,351	1,427	9,090	3,650	45,888
	4,351	1,427	9,090	3,650	45,888

Net loss available to common shareholders	$(1,441,946)	$(273,655)	$(3,611,781)	$(1,242,767)	$(10,173,154)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	71,756,234	69,941,739	71,082,799	69,063,819

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
from Inception (October 31, 1997) to September 30, 2006
(Unaudited)

					Loss accumulated	Total
	Common Stock		Additional	Subscription	during development	Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	receivable	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)	(494,958)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005					(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	505,917

Common stock issued for cash	1,711,787	1,711	1,325,531	(26,749)	-	1,300,493

Stock based compensation expenses	-	-	2,074,767	-	-	2,074,767

Comprehensive income (loss)
Loss, nine months ended September 30, 2006					(3,611,781)	(3,611,781)

Balance, September 30, 2006	72,150,970	$72,151	$9,147,491	$(26,749)	$(10,173,154)	$(980,261)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005
and from Inception (October 21, 1997) to September 30, 2006
(Unaudited)
			From Inception
			(October 21, 1997)
	September 30,	September 30,	to September 30,
(Expressed in U.S. Dollars)	2006	2005	2006

Cash flows from (used in) operating activities
Net Loss	$(3,611,781)	$(1,242,767)	$(10,173,154)
Adjustments for items not involving cash:
Depreciation	3,327	392	8,133
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	505,917	-	1,926,713
Stock compensation expenses	2,074,767	-	2,074,767
Change in assets and liabilities
Increase in accounts payable and accrued liabilities	48,316	101,811	154,553
Increase in accounts payable - related party	33,126	29,544	139,483
Increase in prepaid expenses	(10,891)	-	(10,891)
Increase in other receivable	(708)	-	(708)
	(957,927)	(1,111,020)	(5,020,004)

Cash flows used in investing activities
Purchase of property and equipment	(11,554)	-	(22,034)
	(11,554)	-	(22,034)

Cash flows from financing activities
Proceed from issuance of common stock	1,300,493	597,700	4,330,313
Net proceeds from (Repayment of) notes payable	(95,000)	(50,000)	1,055,000
	1,205,493	547,700	5,385,313

Increase (decrease) in cash and cash equivalents	236,012	(563,320)	343,275

Cash and cash equivalents, beginning of period	107,263	613,523	-
Cash and cash equivalents, end of period	$343,275	$50,203	$343,275

Supplemental disclosure of cash flow information:
Interest paid in cash	$773	$-	$52,682
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,000
Issuance of common stock as stock offering costs	$505,917	$-	$1,926,713

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Expressed in US Dollars)

NOTE 1 – BASIS OF PRESENTATION – GOING CONCERN UNCERTAINITIES

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2006. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005, and the results of operations for three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-K.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

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

The computation of basic and diluted loss per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator - net loss
available to
common stockholders	$(1,441,946)	$(273,655)	$(3,611,781)	$(1,242,767)

Denominator - weighted
average number of
common shares
outstanding	71,756,234	69,941,739	71,082,799	69,063,819

Basic and diluted loss per common shares	$ (0.02)	$ (0.00)	$ (0.05)	$ (0.02)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees: During the three-month and nine-month periods ended September 30, 2006, the Company paid management fees of $1,800 (2005: $7,500) and $5,600 (2005: $11,300) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: During the period ended September 30, 2006, the Company made a partial repayment of $95,000 to the outstanding notes payable. As of September 30, 2006, notes payable of $1,055,000 was made up from unsecured loans of $155,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes during the three-month and nine-month periods ended September 30, 2006, amounted to $23,965 and $129,567 respectively.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,987 (2005: $nil) and $18,620 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

-  $65,422.80 on or before 8/1/06 (included in accounts payable); and

-  $65,422.80 on or before 11/1/06.

As of September 30, 2006, total payments of $742,406 have been paid/accrued.

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

As of September 30, 2006, total payment of $23,713 has been paid in relation to the project, including the reimbursement of research expenses of $16,213 to MSU.

NOTE 7 – EQUIPMENT

	September 30,	December 31,
	2006	2005

Computer equipment	$20,946	$ 9,392
Furniture and fixtures	1,089	1,089
	22,035	10,481
Less: accumulated depreciation	(8,134)	(4,807)
	$13,901	$5,674

Depreciation expenses charged to operations for the three-month and nine-month periods ended September 30, 2006 were $1,847 (2005: $131) and $3,327 (2005: $392) respectively.

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

During the three-month and nine-month periods ended September 30, 2006, Fusion Capital has purchased 767,605 and 1,536,787 shares of common stock of the Company for total proceeds of $584,993 and $1,314,992 respectively.

NOTE 9 – WARRANTS

The movement of share purchase warrants can be summarized as follows:-

	Number of warrants	Weighted average exercise price

Balance, December 31, 2003	4,700,000	$0.025
Exercised	(2,000,000)	0.025
Balance, December 31, 2004	2,700,000	0.025
Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, September 30, 2006 and December 31, 2005	-

As of September 30, 2006, there are no outstanding share purchase warrants.

NOTE 10 - STOCK OPTIONS

The movement of stock options can be summarized as follows:

	Number of options	Weighted average exercise price

Balance, December 31, 2003	12,755,000	$0.520
Exercised	(1,622,000)	0.830
Balance, December 31, 2004	11,133,000	0.476
Granted	6,000,000	2.860
Exercised	(285,000)	2.284
Balance, December 31, 2005	16,848,000	1.295
Granted	6,000,000	0.850
Exercised	(175,000)	0.070
Cancelled	(14,573,000)	1.486
Balance, September 30, 2006	8,100,000	0.648

Effective from January 1, 2006, the Company has adopted SFAS 123(R) using the modified-prospective transition method.

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

On September 9, 2006, the Company cancelled 1,140,000 and 315,000 stock options previously granted to an employee at an exercise price of $0.07 and $2.11 respectively.

The fair value of the options granted in the period ended June 30, 2006 was estimated at $0.47 each, for a total amount of $2,820,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 81.9%, risk-free interest rates of 4.23%, and expected lives of three years. During the three-month and nine-month periods ended September 30, 2006, compensation expense (related to the 6,000,000 options granted) of $927,237 and $2,074,767, respectively, were recognized for these options.

The weighted average remaining contractual life of the outstanding stock options at September 30, 2006 is 8.56 years.

For the three and nine months ended September 30, 2005, the Company was filing APB 25 for stock-based compensation, but followed the disclosure provisions of SFAS 123.  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	Three months	Nine months
	ended September 30,	ended September 30,
	2005	2005

Net loss as reported:	$ (273,655)	$ (1,242,767)
Stock-based employee compensation
expense as determined under the
fair value based method	-	(10,320,000)
Pro-forma, net loss	$ (273,655)	$ (11,562,767)

Net loss per share - basic and diluted:
As reported	$ (0.00)	$ (0.02)
Pro-forma	$ (0.00)	$(0.17)

The weighted average fair value of the options granted in the period ended March 31, 2005 was estimated at $1.72 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 93%, risk-free interest rates of 3.5%, and expected lives of three years.

NOTE 11- SUBSEQUENT EVENTS AND COMMITMENTS

On October 2, 2006, the Company appointed Mr. Frank Menzler to the positions of President and Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Menzler: (i) will receive an annualized base salary of $225,000, (ii) has been granted options to purchase up to 2,250,000 shares of the Company’s common stock at an exercise price of $0.73. The options vest as follows: (a) 1,750,000 options shall vest if and when the Company or a wholly owned subsidiary, or any one current or future medical technology, approved by the Board of Directors is acquired, in whole or in part, or when either the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future medical technology, approved by the Board of Directors, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement; (b) 250,000 stock options shall vest upon the filing of human safety trials for the Company’s artificial liver device (or such other Board approved medical technology) in Europe or the equivalent filing in the US; and (c) 250,000 stock options shall vest upon the successful completion of human safety trials for the Company’s artificial liver device (or such other Board approved medical technology) in Europe or the equivalent safety trial approval in the US (completion of phase 1).

On October 2, 2006, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of Phoenix Biosystems, Inc., a subsidiary of the Company, to Dr. Paul Coussens at par value. After the issuance of the shares, the Company holds 85% of the total issued and outstanding shares of Phoenix Biosystems, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2006, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

HepaLife Technologies, Inc. is a development stage biotechnology company focused on the identification, development and eventual commercialization of cell-based technologies and products.

Current cell-based technologies under development by HepaLife include 1) the first-of-its-kind artificial liver device, 2) proprietary in-vitro toxicology and pre-clinical drug testing platforms, and 3) cell-culture based vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

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

We, in turn, are responsible for:

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $1,446,297 and $275,082 for the three months ended September 30, 2006 and September 30, 2005, respectively. As a result, at September 30, 2006, the Company has an accumulated deficit of $10,173,154.

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

Three and Nine Months Ended September 30, 2006 and 2005

The Company had no revenues in the three and nine months ended September 30, 2006 and September 30, 2005. Our expenses increased 426% to $1,446,297 in the three months ended September 30, 2006, from $275,082 in the same period in 2005. This increase of $1,171,215 for the three months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to an increase of $927,237 in stock based compensation expenses.

Our expenses increased 190% to $3,620,871 in the nine months ended September 30, 2006, from $1,246,417 in the same period in 2005. This increase of $2,374,454 from the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable an increase of $2,074,767 in stock based compensation expenses.

Interest income increased 205% to $4,351in the three months ended September 30, 2006, from $1,427 during the same period in 2005, reflecting higher than average cash balances maintained during most of the third quarterly period in 2006.   For the nine months ended September 30, 2006 and in the same period in 2005, interest income has increased 149% to $9,090 from $3,650, reflecting higher than average cash balances maintained during most of the first three fiscal quarterly periods in 2006.

We incurred net losses of $1,441,946 and $273,655 during the three months ended September 30, 2006 and in the same period in 2005, respectively, and we also incurred net losses of $3,611,781 and $1,242,767 for the nine months ended September 30, 2006 and September 30, 2005. The increase in our net loss amounting to $1,168,291 and $2,369,014 for the three and nine months ended September 30, 2006 from the same period in 2005, respectively, was principally caused by the increase in our stock based compensation expenses.

Liquidity and Capital Resources

As at September 30, 2006, the Company had a cash balance of $343,275. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital, during the nine month period ending September 30, 2006.

Net cash flows used in by operating activities was $957,927 for the nine month period ending September 30, 2006, compared to net cash flows used of $1,111,020 for the same period in 2005.

Net cash provided by financing activities was $1,205,493 for the nine month period ending September 30, 2006 compared to $547,700 for the same period in 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

During the three-month and nine-month periods ended September 30, 2006, Fusion Capital has purchased 767,605 and 1,536,787 shares of common stock of the Company for total proceeds of $584,993 and $1,314,992 respectively.

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three-month and nine-month periods ended September 30, 2006, the Company paid management fees of $1,800 (2005: $7,500) and $5,600 (2005: $11,300) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: During the period ended September 30, 2006, the Company made a partial repayment of $95,000 to the outstanding notes payable. As of September 30, 2006, notes payable of $1,055,000 was made up from unsecured loans of $155,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes during the three-month and nine-month periods ended September 30, 2006, amounted to $23,965 and $129,567 respectively.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The

Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,987 (2005: $nil) and $18,620 (2005: $nil) for the three-month and nine-month periods ended September 30, 2006, respectively.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

Recent Accounting Pronouncements

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $2,818,065 and $1,437,534, respectively, during the past two fiscal years of operation.  As a result, at September 30, 2006, we had an accumulated deficit of $10,173,154. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our artificial liver device and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

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

At September 30, 2006, we had a working capital deficit of $994,162. We have an operating cash flow deficit of $1,332,440 in 2005 and $1,364,209 in 2004. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

As of October 30, 2006, Mr. Rayat beneficially owned approximately 64% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 72,508,552, shares of common stock, of which 55,039,683 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of October 30, 2006, our average trading volume per day for the past three months was approximately 101,143 shares a day with a high of 382,401 shares traded and a low of 26,970 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 14, 2006: On July 10, 2006, HepaLife Technologies, Inc. issued a news release to announce that it has entered into an exclusive worldwide license agreement with Michigan State University (MSU) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

July 28, 2006:  On July 24, 2006, HepaLife Technologies, Inc. issued a news release to announce plans to further the development of new cell-culture based vaccines to protect against the spread of influenza viruses, including the highly lethal H5N1 avian flu virus.

August 21, 2006: On August 15, 2006, HepaLife Technologies, Inc. issued a news release to announce the appointment of Dr. Paul Coussens, professor of molecular biology and molecular virology at Michigan State University, to it’s Scientific Advisory Board.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30st day of October, 2006.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

October 30, 2006

/s/ Frank Menzler

Director,  President, CEO

Frank Menzler

October 30, 2006

/s/ Harmel S. Rayat

Director, Chief Financial Officer

Harmel S. Rayat

October 30, 2006

/s/ Arian Soheili

Director, Secretary, Treasurer

Arian Soheili

October 30, 2006

/s/ Jasvir Kheleh

Director

Jasvir Kheleh