Form 10-K
period 2006-12-31
HEPALIFE TECHNOLOGIES INC
filed 2007-04-02
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 000-29819

HEPALIFE TECHNOLOGIES, INC.

 AND SUBSIDIARY

(Exact name of registrant as specified in its charter)

FLORIDA

(State or other jurisdiction of incorporation)

58-2349413

(I.R.S. Employer Identification No.)

60 State Street, Suite 700,  Boston, MA 02109

(Address of principal executive offices)

(800) 518-4879

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

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

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 23, 2007: $12,533,561.

Number of shares of Common Stock, $0.001 par value, outstanding as of March 23, 2007: 73,062,920.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

PAGE

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 2.

Properties

18

Item 3.

Legal Proceedings

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

20

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements With Accountants on Accounting

47

and Financial Disclosure

Item 9A.

Controls and Procedures

47

Item 9B.

Other Information

47

PART III

Item 10.

Directors and Executive Officers of the Registrant

47

Item 11.

Executive Compensation

49

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

50

Item 13.

Certain Relationships and Related Transactions

51

Item 14.

Principal Accounting Fees and Services

51

PART IV

Item 15.

Exhibits, Financial Statement Schedules

52

Signatures

53

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2006, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

The Company

We are a Florida corporation authorized to issue up to 300,000,000 shares of common stock (of which 73,062,920 were issued and outstanding on March 23, 2007) and 1,000,000 shares of preferred stock (none of which has been issued).

Description of Business

We are a development stage biotechnology company focused on the identification and development of cell-based technologies and products.  We currently do not directly conduct any of our research and development activities.  Rather, once a technology has been identified, we fund the research and development activities relating to the technology with the intention of ultimately, if warranted, licensing, commercializing and marketing the subject technology.  We do not have, and may never develop, any commercialized products.  We have not generated any revenue from our current operations and do not expect to do so for the foreseeable future.

Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement (“CRADA”) with the United States Department of Agriculture’s Agricultural Research Service (the “USDA”) and a sponsored research agreement with Michigan State University (“MSU”). Currently, we are concentrating our sponsored research and development efforts on developing a cell-supported artificial liver device, in-vitro toxicology and pre-clinical drug testing platforms, and a cell-based vaccine production system.

HepaLife’s ongoing sponsored research and development work is being conducted at two USDA laboratories, the Growth Biology Laboratory and the Biotechnology and Germplasm Laboratory, both located at the Beltsville Agricultural Research Center in Beltsville, Maryland, and at the Department of Animal Science, Center for Animal Functional Genomics at Michigan State University in East Lansing, Michigan.

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

Cell Based Vaccine Production

We are working towards optimizing the functionality of a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was developed for use in cell-based vaccine production and was exclusively licensed from the Michigan State University in June 2006. The license agreement gives HepaLife exclusive rights to five issued patents. Successful cell-culture based vaccine production has the potential to reduce manufacturing time compared to traditional influenza vaccine manufacturing methods and could allow for rapid expansion of vaccine production in the face of an influenza pandemic.

Currently, vaccine production involves injecting a small amount of a targeted virus into fertilized chicken eggs.  Over time, the virus is harvested from the eggs, eventually inactivated and purified, and finally blended into a vaccine and bottled in vials.  This egg-based production method takes at least six months, and in the event of a flu pandemic, it is unlikely to produce vaccines fast enough to meet expected demand.

Third-party analysis has confirmed that PBS-1 cells are free from exogenous agents, fungi, bacteria, diseases, and potentially harmful viruses.  In addition, PBS-1 cell have grown and replicated several human influenza virus types, including H1N1, H3N2 and type B.  The most important step towards the production of a cell-culture based vaccine against a targeted virus is the ability to efficiently grow the same virus in a cell substrate.

Our Strategy

Our sponsored research, by way of a CRADA with the USDA, is focused on optimizing the hepatic functionality of the PICM-19 Cell Line, and subclones thereof, for use in the production of an artificial liver device for human patients with liver failure. The successful adaptation and application of an optimized PICM-19 Cell Line, along with the development of an artificial liver device, would allow us to target the estimated 25 million Americans that are or have been afflicted with liver and biliary disease.

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

Our sponsored research agreement with MSU is focused on optimizing the functionality of a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line” for use in cell-based influenza vaccine production.  Cell-culture based vaccine production with the ability to quickly address prospective mutations in influenza viruses is a promising replacement of cumbersome, time-consuming, and costly vaccine production processes which currently rely on chicken eggs.

Assuming we successfully optimize the PBS-1 Cell Line and are able grow and harvest targeted influenza viruses, and achieve the requisite regulatory approvals for cell-based vaccine development, we will explore and pursue a number of commercial opportunities, including, but not limited to: the outright sale of our technology, joint venture partnerships with pharmaceutical companies, or our direct marketing and selling of the products, if any, derived from the license agreement with MSU.

Our Intended Markets

Assuming the results from our sponsored ongoing research and development efforts prove successful, and subject to our receiving regulatory approvals, we, based upon our discussions with representatives of the USDA, the USDA’s Agriculture Research Service scientists, and researchers at MSU, and the related input from our advisory board scientists, believe that we will have the potential to address three important market segments:

-

the influenza vaccine market through the development of a cell based vaccine production system; and

-

the liver disease market through the development of an artificial liver device;  and

-

the toxicological and pre-clinical drug testing market through the development of in-vitro toxicological and pre-clinical drug testing platforms that may more accurately determine the potential toxicity and metabolism of new pharmacological compounds in the liver.

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

The Need for Cell Based Influenza Vaccine Production Technologies

According to the National Institutes of Health, influenza infections over a ten-year period ending 2004, resulted in an average of 36,000 deaths and 114,000 hospitalizations per year in the United States alone.  The World Health Organization estimates that the annual average number of deaths worldwide is approximately 500,000.  Periodically, new influenza strains evolve with the capacity to cause pandemics. Recently, avian influenza (H5N1) has spread, resulting in more than 4,500 outbreaks in birds since 2003, and more than 280 cases of transmission to humans with a mortality rate of 60%, indicating the potential evolution of a pandemic influenza virus.

Options for treating pandemic influenza are limited, with the primary defense being prophylactic vaccination.  Also, once a pandemic strain has been identified, current vaccine production methods are not expected to meet demand.  Today’s egg-based systems require at least six months for the production of eggs, in which vaccines are produced; the entire process can take nine months or longer, in contrast to cell-based technologies, a faster and more flexible system.  In place of eggs, cell-based vaccine production utilizes laboratory-grown cell lines that are capable of hosting a growing virus. The virus is injected into the cells where it multiplies. The cells' outer walls are removed, harvested, purified, and inactivated. A vaccine can be produced in a matter of weeks. Currently, the Polio vaccine is produced using this cell-based methodology.

“Cell-based vaccines offer the potential to increase production surge capacity and save lives,” according to the US Department of Health & Human Services (HHS).  HHS explains that, “In order to produce 300 million doses of vaccine, egg-based production would require some 900 million eggs.  In the case of an avian flu pandemic, egg-producing flocks could decline, jeopardizing vaccine production capabilities.  While eggs are perishable, cell lines can be safely kept frozen indefinitely, increasing the capability to rapidly produce vaccines if an influenza pandemic were to occur.”

Cell culture is a robust technology which overcomes the shortcomings of egg-based vaccine production. Vaccine production can start as soon as the virus seed is available and can adapt fast to new virus strains. Accelerating the development of cell culture technology for influenza vaccine production and establishing a domestic production base to support vaccination demands is among the goals defined in the National Strategy for Pandemic Influenza issued by President George W. Bush in November 2005.

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

The National Institutes of Health has estimated that one quarter of Americans will suffer from a liver or biliary disease at some point in their lifetime. These findings have been corroborated by other health organizations which have indicated that an estimated 25 million Americans are or have been afflicted with liver or biliary diseases.

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

Employees

At December 31, 2006, HepaLife had 4 full-time employees and 2 part-time employees. In addition, through the Company’s CRADA with the USDA, HepaLife has 1 USDA full time research scientist and 2 part-time senior research scientists.  Through our sponsored research agreement with MSU, HepaLife has 1 part-time senior research scientist and 3 part-time research scientists. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants for additional research, testing, regulatory and legal compliance and other services.

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

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $4,654,499, $2,813,602, and $1,435,613 respectively, during the past three fiscal years of operation.  As a result, at December 31, 2006, we had an accumulated deficit of $11,215,872. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our cell based influenza vaccine production technology, artificial liver device, and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To Date Most Of Our Operating Losses Have Been Related To Expenditures Related To Our Advertising And Investor Relations Program Rather Than To Our Sponsored Research And Development Programs.

Since inception through December 31, 2006, we have expended a total of $3,244,074 in connection with our advertising and investor relations representing approximately 29% of our total expenses for the period as compared to total research and development expenditures of $848,755 or approximately 8% of our total expenses for the period. In 2006, we expended an additional $451,373 on our advertising and investor relations program and $302,618 on our research and development activities. If we continue to expend funds in such a disproportionate manner, we may not have sufficient capital for the completion of our obligations under the sponsored research agreement with MSU or the CRADA with the USDA, or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

We Currently Do Not Have, And May Never Develop, Any Commercialized Products.

We currently do not have any commercialized products or any significant source of revenue. We have invested substantially all of our time and resources over the last three years in identification, research and development of technologies and cell based products vaccine production, and for liver toxicity detection and the treatment of various forms of liver dysfunction and disease. The technologies, which are the subject of our ongoing sponsored research programs, will require additional development, clinical evaluation, regulatory approval, significant marketing efforts and substantial additional investment before they can provide us with any revenue.  We cannot currently estimate with any accuracy the amount of these funds because it may vary significantly depending on the results of our current sponsored research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with the commercialization of products following receipt of approval from regulatory bodies and other factors.

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

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2006 and 2005, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2006, we had a working capital deficit of $1,081,950. We have an operating cash flow deficit of $1,422,509 in 2006 and $1,332,440 in 2005. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

We May Not Be Able To Repay Loans We Have Received From Mr. Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Chairman, Director And Majority Stockholder, To Fund Our Operation.

We have borrowed an aggregate of $1,010,000 from Mr. Harmel S. Rayat, our secretary, treasurer, chief financial officer, chairman, director and majority stockholder, pursuant to his $1,600,000 loan commitment to us.  The loans are due upon the receipt of the written demand from Mr. Rayat. The loans bear interest at the rate of 8.50% per annum. We do not currently have sufficient capital on hand to repay these loans. We may prepay these loans, at any time, without penalty. We expect to repay these amounts from the proceeds we receive under the common stock purchase agreement with Fusion Capital. There is no assurance that we will be able to repay all or a part of these loans or obtain any additional loans from Mr. Rayat in the event we do not receive the proceeds from Fusion Capital.

The Success Of Our Sponsored Research And Development Programs Is Uncertain And We Expect To Be Engaged In Research And Development Efforts For A Considerable Period Of Time Before We Will Be In A Position, If Ever, To Develop And Commercialize Products Derived From Our Sponsored Research Programs.

Unless extended, we expect to continue our current sponsored research and development programs through at least 2007. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If our research and development requires more funding or time than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing stockholders. Even if we are able to fully fund our research and development program, there is no assurance that, even upon successful completion of our program, we will ever be able to commercialize products if any, derived from our research efforts or that we will be able to generate any revenues from operations.

Our Sponsored Research and Development Programs Are In The Preliminary Development Stage And The Results We Attain May Not Prove To Be Adequate For Purposes of Developing and Commercializing Any Products Or Otherwise To Support A Profitable Business Venture.

Our sponsored research and development programs are in the preliminary development stage.  Our programs are targeting specifically, cell based influenza vaccine production, in-vitro toxicology and drug testing platforms, and the development of an artificial liver device. We will require significant further research, development, testing and regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development programs.  We cannot currently estimate with any accuracy the amount of these funds because it may vary significantly depending on the results of our current sponsored research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with commercialization of products following receipt of approval from regulatory bodies and other factors.

There can be no assurances that our early stage sponsored research will be successful. The ultimate results of our ongoing research programs may demonstrate that the technologies being researched by us may be ineffective, unsafe or unlikely to receive necessary regulatory approvals, if ever. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

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

Our current sponsored research and development program targeting liver disease and in vitro toxicology testing platforms is based entirely on our CRADA with the USDA’s Agricultural Research Service.  The termination date of the CRADA is September 30, 2007.  However, the CRADA provides that it may be terminated unilaterally by either us or the USDA’s Agricultural Research Service upon written notice of not less than sixty calendar days prior to the desired termination date.  This means that the USDA’s Agricultural Research Service could terminate the CRADA even if we are not in default under the terms of the Agreement.  If the USDA’s Agricultural Research Service were to do so, our business and future prospects would be materially adversely affected.

Currently, We Do Not Directly Conduct Any Of Our Research And Development Activities And Therefore We Will Have Minimal Control Over Such Research.

We rely primarily on the USDA’s Agricultural Research Service and MSU to conduct, monitor and assess our sponsored research.  We will have no control over the specifics of and possible direction that the research may take.  Accordingly, there can be no assurance that the USDA’s Agricultural Research Service or MSU will conduct our sponsored research in a manner that will lead to the commercial development of any products.

We are also dependent upon the services of certain key scientific personnel who are not employed by us, including the principal investigators with respect to our ongoing research regarding both the development of cell based influenza vaccine production technologies and the treatment of liver disease (and related conditions), including the development of an artificial liver device, and in-vitro toxicology testing technologies. The loss of the services provided by such persons could have a materially adverse effect on us, unless qualified replacements could be found. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. Since these individuals are not bound by contract to us nor employed by us directly, they might move on to other research or positions.

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

We May Be Required To Comply With Rules Regarding Animal Testing and This May Limit the Success of Our Research and Development Programs.

Our sponsored research and development efforts involve laboratory animals. We may be adversely affected by changes in laws, regulations or accepted procedures applicable to animal testing or by social pressures that would restrict the use of animals in testing or by actions against our collaborators or us by groups or individuals opposed to such testing.

Our Sponsored Research and Development Program With the USDA Uses Cells Derived From Pigs, Which Could Prevent The FDA Or Other Health Regulatory Agencies From Approving Products, If Any, Derived From Our Research and Development Efforts.

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

Our sponsored research and development programs involve the handling of potentially harmful biological materials, viruses, and hazardous materials. The USDA’s Agricultural Research Service and MSU are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous and biological materials. If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on our business, financial condition and results of operations. We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. Failure to comply with new or existing laws or regulations could harm our business, financial condition and results of operations.

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

We Expect To Operate In Highly Competitive Markets; We May Face Competition From Large, Well-Established Companies With Significant Resources; And, We May Not Be Able To Compete Effectively.

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

We May Become Subject To Claims Of Infringement Or Misappropriation Of The Intellectual Property Rights Of Others, Which Could Prohibit Us From Commercializing Products Based On Our Sponsored Research And Development Programs, Require Us To Obtain Licenses From Third Parties Or To Develop Non-Infringing Alternatives, And Subject Us To Substantial Monetary Damages And Injunctive Relief.

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

Mr. Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Chairman, And Director, Is Able To Substantially Influence All Matters Requiring Approval By Our Stockholders, Including The Election Of Directors.

As of March 23, 2007, Mr. Rayat beneficially owned approximately 61% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Affect On Our Business.

We rely upon the services of our board of directors and management, in particular those of Mr. Frank Menzler, the loss of which could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

Other than our employment agreement with our president, Mr. Frank Menzler, we currently have no employment agreements with any of our officers and directors imposing any specific condition on our officers and directors regarding their continued employment by us. Our officers and directors are also officers, directors and employees of other companies, and we may have to compete with such other companies for their time, attention and efforts.

Except for Mr. Menzler, none of our officers and directors is expected to spend more than approximately five (5%) of their time on our business affairs.  We do not maintain key man insurance on any of our directors or officers.

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 73,062,920, shares of common stock, of which 51,453,332 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

Our Stock Price Historically Has Been Volatile And May Continue To Be Volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the  announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by our stockholders and by us, including Fusion Capital and subsequent sale of common stock by the holders options could have an adverse effect on the market price of our shares.

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

Our Common Stock Is A "Penny Stock" And Because "Penny Stock” Rules Will Apply, You May Find It Difficult To Sell The Shares Of Our Common Stock You Acquired In This Offering.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of March 23, 2007, our average trading volume per day for the past three months was approximately 45,628 shares a day with a high of 161,600 shares traded and a low of 3,800 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-

averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

ITEM 2.  PROPERTIES.

The Company's corporate office is located at 60 State Street, Suite 700, Boston, MA  02109.  Our administrative office is located at 1628 West First Avenue, Suite 216, Vancouver, BC, Canada, V6J 1G1. A private corporation controlled by Mr. Harmel S. Rayat, our secretary, treasurer, chief financial officer, chairman, director and majority stockholder, owns the Vancouver, BC premises. We share these facilities with several other companies with which Mr. Rayat is affiliated.

Our sponsored research and development activities are conducted in facilities located at the Center for Animal Functional Genomics, Department of Animal Science, Michigan State University, East Lansing, MI 48824, the Growth Biology Laboratory BARC-East, Bldg. 200, Room 202, Beltsville, Maryland 20705 and at the Biotechnology and Germplasm Laboratory BARC-East, Bldg. 200, Room 13, Beltsville, Maryland 20705. These facilities, which also include space for any support personnel that we may assign to the project, are provided to us under the terms of the CRADA with the USDA and our sponsored research agreement with MSU.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in the fourth quarter of 2006. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "HPLF". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2004

$3.62

$2.55

Second Quarter 2004

$2.99

$1.47

Third Quarter 2004

$2.91

$1.95

Fourth Quarter 2004

$5.80

$2.06

First Quarter 2005

$4.97

$2.38

Second Quarter 2005

$3.12

$1.80

Third Quarter 2005

$2.10

$1.40

Fourth Quarter 2005

$2.20

$1.35

First Quarter 2006

$1.62

$0.98

Second Quarter 2006

$1.03

$0.62

Third Quarter 2006

$1.28

$0.61

Fourth Quarter 2006

$0.81

$0.54

January 1, 2007 – March 22, 2007

$0.69

$0.45

As of March 22, 2007, there were approximately 60 stockholders of record of the Company's Common Stock. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

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

(a)

(b)

(c)

_____________________________________________________________________________________________

Equity compensation plans

approved by security holders

2,000,000

$0.52

35,598,000

Equity compensation plans not

approved by security holders

_____________________________________________________________________________________________

Total

2,000,000

$0.52

35,598,000

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATEMENT OF OPERATIONS

	Years Ended December 31
	2002	2003	2004	2005	2006
Revenues	$-	$-	$-	$-	$-

General and administrative
Management fees and consulting fees – Related party	144,600	28,500	9,500	29,925	36,166
Investor Relations	119,500	960,003	1,016,916	696,282	451,373
Stock based compensation expense	-	-	-	-	2,607,302
Other operating expense	21,823	73,767	259,572	409,371	764,162
Research and Development	91,500	41,400	151,546	261,691	302,618
Stock offering costs	-	-	-	1,420,796	505,917

Total General and Administrative Expenses	377,423	1,103,670	1,437,534	2,818,065	4,667,538

Other Income
Interest Income	(1,951)	(947)	(1,921)	(4,463)	(13,039)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	($375,472)	($1,102,723)	($1,435,613)	($2,813,602)	($4,654,499)

Basic and Diluted Loss Per Common Share	($0.01)	($0.02)	($0.02)	($0.04)	($0.07)

Weighted Average Common Shares Outstanding	52,723,277	57,817,305	64,610,777	69,314,822	71,449,018

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

Overview

We are a development stage, biotechnology company focused on the identification and development of technologies and products for liver toxicity detection, products for the treatment of various forms of liver dysfunction and disease and cell based technologies vaccine production. We currently do not directly conduct any of our own research and development activities.  Rather, once a technology has been identified, we fund the research and development activities relating to the technology with the intention of ultimately, if warranted, licensing, commercializing and marketing the subject technology.

Currently, our sponsored research programs are the result of two agreements: One pursuant to our CRADA with the USDA's Agricultural Research Service and our sponsored research agreement with Michigan State University.

Current cell-based technologies under development by HepaLife include 1) the first-of-its-kind artificial liver device, 2) in-vitro toxicology and pre-clinical drug testing platforms, and 3) novel cell-culture based vaccine production technologies.

Artificial Liver Device

We are working towards optimizing the hepatic functionality of a porcine cell line, and subclones thereof, which we refer to as the “PICM-19 Cell Line.” The PICM-19 Cell Line was developed and patented by USDA Agricultural Research Service scientists.  The hepatic characteristics of the PICM-19 Cell Line have been demonstrated to have potential application in the production of an artificial liver device for potential use by human patients with liver failure.

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

Cell-Based Vaccine Production

We are working towards optimizing the functionality of a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was developed for use in cell-based vaccine production and was exclusively licensed from the Michigan State University in June 2006. The license agreement gives HepaLife exclusive rights to five issued patents. Successful cell-culture based vaccine production has the potential to reduce manufacturing time compared to traditional influenza vaccine manufacturing methods and could allow for rapid expansion of vaccine production in the face of an influenza pandemic.

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

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our CRADA with the USDA’s Agricultural Research Service and pursuant to our sponsored research agreement with MSU. The agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

Results of Operations

We have yet to establish any history of profitable operations.  We have not generated any revenues from operations during the past 5 years and do not expect to generate any revenues for the foreseeable future. We have incurred annual operating losses of $4,654,499, $2,813,602, and $1,435,613 respectively, during the past three fiscal years of operation.  As a result, at December 31, 2006, we had an accumulated deficit of $11,215,872.  Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2006 and 2005, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Years Ended December 31, 2006 and 2005

We had no revenues in 2006 and 2005. Our general and administrative expenses increased 71% to $4,364,920 in 2006, from $2,556,374 in the same period in 2005. This increase was primarily attributable to the stock based compensation expense that incurred in 2006.

In 2006, we also incurred $302,618 in research and development expenses, an increase of 16%, compared to $261,691 of research and development costs that we incurred in 2005.

Interest income increased 192% to $13,039 in 2006, from $4,463 during the same period in 2005. This was the result of higher average cash balances maintained during 2006.

Our net loss in 2006 increased 65% to $4,654,499, from $2,813,602 in 2005. This increase was primarily attributable to the stock based compensation expense that incurred in 2006.

Liquidity and Capital Resources for Years Ended December 31, 2006 and 2005

At December 31, 2006, the Company had a cash balance of $252,887, compared to a cash balance of $107,263 at December 31, 2005.

During 2006, the Company used $1,422,509 of net cash from operating activities, as compared to $1,332,440 of net cash in 2005.

Net cash provided by financing activities was $1,592,246 for 2006 compared to $832,100 for 2005. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises and through the common stock purchase agreement with Fusion Capital.

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

During the year ended December 31, 2006, Fusion Capital has purchased 2,154,661 shares of common stock of the Company for total proceeds of $1,719,996.

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

Sponsored Research Agreements

USDA Agricultural Research Service

On November 1, 2002, we entered into a CRADA with the USDA’s Agricultural Research Service and committed to pay a total of $292,727 to USDA’s Agricultural Research Service over a two-year period ending February 19, 2005.

Effective on November 28, 2002, we amended our CRADA, in writing, to provide for the addition of Dr. Thomas Caperna as a co-authorized departmental officer’s designated representative.

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

The Company has the first option to prepare and prosecute patent or Plant Variety Protection Certificate applications, foreign and domestic, on subject inventions owned or co-owned by the U.S. Government, subject to certain conditions.

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

Michigan State University

On July 15, 2006, we entered into a sponsored research agreement with the Michigan State University and committed to pay up to a total of $70,000 to MSU over a one-year period ending July 14, 2007.

As of December 31, 2006, total payment of $40,927 has been paid in relation to the project, including the reimbursement of research expenses of $32,426 to MSU.

Ownership of Developed Technologies under the Sponsored Research Agreement

In consideration for research support and patent expenses received hereunder, the MSU grants HepaLife a right of first refusal applicable to any exclusive option or exclusive license that MSU elects to offer with respect to any University or joint invention, including any patent application and patents resulting from. In addition, any commercial non-exclusive option or license that the MSU elects to offer with respect to such University invention shall be offered to us simultaneously and under identical terms with the offer to any third party.

Although the termination date of the sponsored research agreement is July 14, 2007, either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than ninety calendar days prior to the desired termination date. To date, we have neither given nor received any such written notice.

Plan of Operation

The essential elements of our business plan are centered upon the utilization of the PICM-19 Cell Line in two separate biomedical applications, namely the development of an artificial liver device and in vitro toxicological testing platforms as well as the utilization of the PBS-1 Cell in Vaccine production.

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

According to FDA recommendations, all drugs and newly developed chemicals require rigorous toxicity testing before approval can be granted.  Since the liver is the primary site of chemical detoxification as well as the tissue where many compounds are activated into highly toxic substances, much attention has been placed upon development of an in-vitro model liver system for drug testing.  Currently available test systems utilize either cells isolated from rat, pig  or human livers or use available tumor cell lines or proprietary modified tumor cell lines.  Ultimately, these systems lack either stability, reproducibility (primary cell isolates) or the ability to fully represent the complete set of hepatic functions (tumor cell lines).  These drawbacks do not appear to exist with the PICM-19 cell line as these cells were naturally derived from porcine embryonic stem cells and have demonstrated functional stability in long term culture.

Cell-based Vaccine Production

A successful cell-culture based avian flu vaccine has the potential to reduce production time compared to traditional vaccine production methods and should allow rapid expansion of vaccine production in the face of a pandemic. Traditional production methods use embryonated hens' eggs, which requires extensive planning for the millions of eggs necessary in the case of exponentially increasing demand. Additionally, risks associated with impurities in eggs (antibiotics and other viruses), which may cause sterility problems, and allergies against egg albumin, could be avoided.

Current vaccine production, which is based on decades old technology, involves injecting a small amount of a targeted virus into fertilized chicken eggs, where the virus multiplies. After the virus is harvested from the eggs, chemicals inactivate and purify the virus, which is then blended into a vaccine and bottled in vials. This production method takes at least six months.

In the event of a flu pandemic, it is unlikely that current egg-based vaccines will be produced fast enough to meet expected demand due to the lengthy production time. Additionally, vaccines go stale quickly, and small changes in a virus's makeup can render them useless. Transferring production to a cell-culture based system may avoid these problems and reduce lot to lot variation in vaccine efficacy and potency.

We are working towards optimizing the functionality of an embryonic chicken cell line and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was licensed from the Michigan State University.   Thus far, we have demonstrated that cells from the PBS-1 Cell Line are is capable of growing a variety of virus strain and is free of pathogens, diseases, bacteria, and potentially harmful viruses.

Based upon our assessment of the information and data obtained in connection with our ongoing sponsored research efforts, we believe the PBS-1 Cell Line has the required attributes to address the need for an appropriately defined cell line for use in vaccine production. Key among these attributes is the PBS-1 Cell Line’s ability to grow a variety of avian virus including, but not limited to Mareks disease virus and Newcastle disease virus. In addition independent third-party analysis confirmed that the PBS-1 cells are free from exogenous agents, bacteria and fungi. Pathogen-free cells are critical for the rapid development of novel, cell-culture based vaccine production and address released recommendations in the US Food and Drug Administration’s (FDA) Draft Guidance for Industry for the safe and effective development of a new generation of cell-based vaccines.

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

Related Party Transactions

Management Fees: During the year ended December 31, 2006, the Company paid management fees of $10,800 (2005: $11,300, 2004:  $9,500) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.  Included in accounts payable – related parties at December 31, 2006 are management fees of $nil (2005: $27,000).

Notes Payable and Accrued Interest: During the year ended December 31, 2006, the Company made a partial repayment of $140,000 to the outstanding notes payable. As of December 31, 2006, notes payable of $1,010,000 was made up from unsecured loans of $110,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2006, amounted to $153,829 (2005: $78,301).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $29,680 (2005: $nil, 2004: $nil) for the year ended December 31, 2006.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

29

Consolidated Balance Sheets as of December 31, 2006 and 2005

30

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, 2004 and

Form Inception (October 21, 1997) to December 31, 2006

31

Consolidated Statements of Stockholders’ Deficiency from Inception (October 21, 1997)

to December 31, 2006

32

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, 2004 and Form Inception (October 21, 1997) to December 31, 2006

35

Notes to the Financial Statements

36-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HepaLife Technologies, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of HepaLife Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2006, 2005, and 2004, and for the period from October 21, 1997 (date of inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from October 21, 1997 (date of inception) through December 31, 2003, were audited by other auditors whose report, dated March 15, 2004, expressed an unqualified opinion (modified for going concern uncertainties).  Those financial statements showed an accumulated deficit for the period of $2,312,158.  The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HepaLife Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005, and 2004, and for the period from October 21, 1997 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

March 30, 2007

Seattle, Washington

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

(Expressed in U.S. Dollars)	2006	2005

ASSETS
Current assets
Cash	$252,887	$107,263
Prepaid expenses	3,775	-
Total current assets	256,662	107,263

Equipment, net (Note 7)	23,259	5,674

Total assets	$279,921	$112,937

LIABILITIES
Current
Accounts payable and accrued liabilities	$170,077	$106,237
Accounts payable - related parties (Note 4)	158,535	106,357
Notes payable - related party (Note 4)	1,010,000	1,150,000

Total liabilities	1,338,612	1,362,594

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 72,768,844 (2005: 70,064,430)	72,769	70,065
Additional paid-in capital	10,084,412	5,241,651
Loss accumulated during the development stage	(11,215,872)	(6,561,373)

Total stockholders' deficiency	(1,058,691)	(1,249,657)

Total liabilities and stockholders' deficiency	$279,921	$112,937

(The accompanying notes are an integral part of these consolidated financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
and from inception (October 21, 1997) to December 31, 2006

				From inception
				(October 21, 1997)
				to December 31,
(Expressed in U.S. Dollars)	2006	2005	2004	2006

Revenue	$-	$-	$-	$-

Expenses
Administrative and general	$132,486	$66,887	$92,269	$421,772
Depreciation	6,528	1,074	261	11,334
Interest on promissory note - related party	93,833	80,546	39,021	233,066
Interest, bank charges and foreign exchange loss	10,603	2,819	925	15,985
Professional fees- accounting and legal	164,564	161,554	12,139	407,628
Management and consulting fees (Note 4)	36,166	29,925	9,500	975,405
Research and development (Notes 5 and 6)	302,618	261,691	151,546	848,755
Salary and benefits	299,609	30,185	26,352	356,146
Shareholder and investor relations	451,373	696,282	1,016,916	3,244,074
Stock offering costs	505,917	1,420,796	-	1,926,713
Transfer agent and filing	3,767	906	637	11,389
Travel	52,772	65,400	87,968	206,140
Stock based compensation expenses (Note 10)	2,607,302	-	-	2,607,302

	4,667,538	2,818,065	1,437,534	11,265,709

Operating Loss	(4,667,538)	(2,818,065)	(1,437,534)	(11,265,709)

Other income and expenses
Interest income	13,039	4,463	1,921	49,837
	13,039	4,463	1,921	49,837

Net loss available to common shareholders	$(4,654,499)	$(2,813,602)	$(1,435,613)	$(11,215,872)

Loss per share - basic and diluted	$(0.07)	$(0.04)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	71,449,018	69,314,822	64,610,777

(The accompanying notes are an integral part of these consolidated financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (October 31, 1997) to December 31, 2006

				Loss accumulated	Total
	Common Stock		Additional	during development	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)	(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	(6,561,373)	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	505,917

Common stock issued in the first quarter of 2006 to Fusion Capital for cash	431,381	431	449,569		450,000

Common stock issued in the second quarter of 2006 to Fusion Capital for cash	416,303	416	329,584		330,000

Common stock issued in the third quarter of 2006 to Fusion Capital for cash	758,606	759	584,234		584,993

Common stock issued in the fourth quarter of 2006 to Fusion Capital for cash	548,371	548	354,455		355,003

Exercise of stock options	175,000	175	12,075		12,250

Stock based compensation expenses	-	-	2,607,302	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006				(4,654,499)	(4,654,499)

Balance, December 31, 2006	72,768,844	$72,769	$10,084,412	$(11,215,872)	$(1,058,691)

(The accompanying notes are an integral part of these consolidated financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004
and from inception (October 21, 1997) to December 31, 2006

				From inception
				(October 21, 1997)
				to December 31,
(Expressed in U.S. Dollars)	2006	2005	2004	2006

Cash flows from operating activities
Reconciliation of net loss to net cash used in operating activities	$(4,654,499)	$(2,813,602)	$(1,435,613)	$(11,215,872)
Adjustments for items not involving cash:
Depreciation	6,528	1,074	261	11,334
Common stock issued for services	-	-	-	861,100
Common stock issued as stock offering costs	505,917	1,420,796	-	1,926,713
Stock compensation expenses	2,607,302	-	-	2,607,302
Change in assets and liabilities
Increase in prepaid expenses	(3,775)	-	-	(3,775)
Increase in accounts payable	63,840	5,994	18,084	170,077
Increase in accounts payable - related party	52,178	53,298	53,059	158,535
Net cash used in operating activities	(1,422,509)	(1,332,440)	(1,364,209)	(5,484,586)

Cash flows from investing activities
Purchase of equipment	(24,113)	(5,920)	(1,089)	(34,593)
Net cash used in investing activities	(24,113)	(5,920)	(1,089)	(34,593)

Cash flows from financing activities
Proceed from issuance of common stock, net	1,732,246	682,100	1,391,620	4,762,066
Net proceeds from (Repayment of) promissory notes	(140,000)	150,000	275,000	1,010,000
Net cash used in financing activities	1,592,246	832,100	1,666,620	5,772,066

Increase (decrease) in cash and cash equivalents	145,624	(506,260)	301,322	252,887

Cash and cash equivalents, beginning of period	107,263	613,523	312,201	-
Cash and cash equivalents, end of period	$252,887	$107,263	$613,523	$252,887

Supplemental disclosure of cash flow information:
Interest paid in cash	$19,736	$-	$51,909	$71,645
Income tax paid in cash	$-	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$-	$861,100
Issuance of common stock as stock offering costs	$505,917	$1,420,796	$-	$1,926,713

(The accompanying notes are an integral part of these consolidated financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

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

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of cell-based technologies and products. Current cell-based technologies under development by the Company include 1) the first-of-its-kind artificial liver device, 2) proprietary in-vitro toxicology and pre-clinical drug testing platforms, and 3) cell-culture based vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of HepaLife Technologies, Inc. and its 85% owned subsidiary, Phoenix BioSystems, Inc. (“PBS”), which was incorporated under the laws of the State of Nevada on June 6, 2006. All significant intercompany transactions and accounts have been eliminated in consolidation.

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2006 and 2005.  The Company occasionally has cash deposits in excess of insured limits.

(e) Equipment and Depreciation

Equipment is initially recorded at cost and is depreciated under the straight-line method over their estimated useful life as follows:

Computer equipment - 2 years

Furniture and fixture - 8 years

Repairs and maintenance expenses are charged to operations as incurred.

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

(j) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2006, 2005 and 2004.

(k) Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R).  Prior to January 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”.  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective transition method.  Under that transition method, compensation cost recognized for the year ended December 31, 2006 and thereafter will include:  (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.  The financial results for the prior periods have not been restated.  The Company will amortize stock compensation cost ratable over the requisite service period.

Had compensation expense for the Company’s stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

	2005	2004

Net loss as reported:	$(2,813,602)	$(1,435,613)
Stock-based employee compensation
expense as determined under the
fair value based method	(10,531,993)	(901,242)
Pro-forma, net loss	$(13,345,595)	$ (2,336,855)

Net loss per share - basic and diluted:
As reported	$ (0.04)	$ (0.02)
Pro-forma	$ (0.19)	$ (0.04)

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

(l) Comprehensive Income

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

(p) Fair Value of Financial Instruments

The determination of fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and accounts payable, accrued liabilities and notes payable approximates their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

(q) Accounting for Derivative Instruments and Hedging Activities

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

(r) Related Party Transactions

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

(s) Stock Offering Costs

As discussed in Note 8, the fair value of stock issued to Fusion Capital under the stock purchase agreement has been expensed in the year the stock was issued because the agreement can be terminated without requiring the stock to be returned.

(t) New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  FAS 158 is effective for financial statements as of December 31, 2006.  The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees: During the year ended December 31, 2006, the Company paid management fees of $10,800 (2005: $11,300, 2004:  $9,500) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.  Included in accounts payable – related parties at December 31, 2006 are management fees of $nil (2005: $27,000).

Notes Payable and Accrued Interest: During the year ended December 31, 2006, the Company made a partial repayment of $140,000 to the outstanding notes payable. As of December 31, 2006, notes payable of $1,010,000 was made up from unsecured loans of $110,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2006, amounted to $153,829 (2005: $78,301).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $29,680 (2005: $nil, 2004: $nil) for the year ended December 31, 2006.

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

On May 24, 2004, the Agreement was extended to September 30, 2007, and the required total payments to ARS were amended to $807,828, of which $153,600 had already been paid under the original agreement. The revised schedule of payments is as follows:

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

-  $65,422.80 on or before 5/1/06 (paid in November 16, 2006);

-  $65,422.80 on or before 8/1/06 (included in accounts payable); and

-  $65,422.80 on or before 11/1/06 (included in accounts payable).

As of December 31, 2006, total payments of $807,828 have been paid/accrued.

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

NOTE 6 – LICENSE AGREEMENT

On June 15, 2006, the Company, through its wholly-owned subsidiary, Phoenix BioSystems, Inc. (“PBS”), entered into an exclusive worldwide license agreement with Michigan State University (“MSU”) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

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

As part of the license agreement, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of PBS, a subsidiary of the Company, to Dr. Paul Coussens at par value on October 2, 2006. After issuance of the shares, the Company holds 85% of the total issued and outstanding shares of PBS. The Company recorded the fair value of the shares of PBS issued to Dr. Paul Coussens at a nominal value.

As of December 31, 2006, total payment of $40,927 has been paid in relation to the project, including the reimbursement of research expenses of $32,426 to MSU.

NOTE 7 – EQUIPMENT

	2006	2005

Computer equipment	$33,504	$9,392
furniture and fixtures	1,089	1,089
	34,593	10,481
Less: accumulated depreciation	(11,334)	(4,807)
	$23,259	$5,674

Depreciation expenses charged to operations for the year ended December 31, 2006 were $6,528 (2005: $1,074, 2004: $261).

NOTE 8 – SHARE CAPITAL

On July 8, 2005, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) and a Registration Rights Agreement (“Registration Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Fusion Capital has agreed to purchase from the Company up to $15,000,000 of the Company’s shares of common stock over a thirty month period. Pursuant to the terms of the Registration Agreement, the Company has filed a registration statement (the “Registration Statement”) with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to Fusion 711,598 shares of its common stock, which Fusion Capital has agreed to hold for thirty months. The agreement was mutually cancelled on January 18, 2006, and replaced by a new Common Stock Purchase Agreement (“New Purchase Agreement”). The Company has issued an additional 374,753 shares in January 2006, for an aggregate number of 1,066,351 shares to Fusion Capital as the commitment fee and another 20,000 shares were issued to Fusion Capital upon signing of a term sheet on June 28, 2005.  The fair value of the stock issued has been expensed in 2005 and 2006.

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

During the year ended December 31, 2006, Fusion Capital has purchased 2,154,661 (2005: nil) shares of common stock of the Company for total proceeds of $1,719,996 (2005: $nil).

As of March 23, 2007, Fusion Capital has purchased 2,536,661 shares of common stock of the Company for total proceeds of $1,924,998.

NOTE 9 – WARRANTS

The movement of share purchase warrants can be summarized as follows:-

	Number of warrants	Weighted average exercise price

Balance, December 31, 2004	2,700,000	$0.025
Exercised	(1,250,000)	0.025
Expired	(1,450,000)	0.025
Balance, December 31, 2006 and 2005	-

As of December 31, 2006, there are no outstanding share purchase warrants.

NOTE 10 - STOCK OPTIONS

As of December 31, 2006, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
	Number of	Weighted average	contractual	intrinsic
	options	exercise price	term	value

Outstanding at December 31, 2004	11,133,000	$0.48
Granted	6,000,000	2.86
Exercised	(285,000)	2.28
Outstanding at December 31, 2005	16,848,000	1.29
Granted	8,250,000	0.82
Exercised	(175,000)	0.07
Cancelled	(14,573,000)	1.49
Outstanding at December 31, 2006	10,350,000	0.67	8.76 years	$1,029,000

Exercisable at December 31, 2006	5,700,000	$0.56	8.14 years	$1,029,000

Available for grant at December 31, 2006	27,448,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $172,700 (2005: $57,050) for the year ended December 31, 2006. Weighted average fair value of options granted during the year ended December 31, 2006 was $0.49 (2005: $1.75) per share.

A summary of the Company’s unvested stock options and changes during the years ended December 31 is as follows:

		Fair value
	Shares	per share

Outstanding at December 31, 2004	-	$-
Granted during 2005	6,000,000	1.75
Vested during 2005	(6,000,000)	(1.75)
Outstanding at December 31, 2005	-	-
Granted during 2006	8,250,000	$0.49
Vested during 2006	(3,600,000)	0.47
Outstanding at December 31, 2006	4,650,000	0.51

On April 24, 2006, the Company cancelled 13,118,000 stock options previously granted to officers, directors, employees and consultants, comprising of 5,500,000, 1,668,000, 2,000,000 and 3,950,000 options at an exercise price of $0.07, $2.11, $2.38 and $3.10 each, respectively. On the same day, the Company granted 6,000,000 stock options at an exercise price of $0.85 to two employees. The vesting periods for the options are as follows: 30% of the stock options are exercisable on or after July 24, 2006, another 30% of the stock options are exercisable on or after October 24, 2006 and the remaining 40% of the stock options are exercisable on or after April 24, 2007. The fair value of the options granted was estimated at $0.47 each, for a total amount of $2,820,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 81.9%, risk-free interest rates of 4.23%, and expected lives of three years.

The 6,000,000 employee stock options issued on April 24, 2006 were cancelled effective March 5, 2007.

On September 9, 2006, the Company cancelled 1,140,000 and 315,000 stock options previously granted to an employee at an exercise price of $0.07 and $2.11 respectively.

On October 2, 2006, the Company granted options to purchase up to 2,250,000 shares of the Company’s common stock at an exercise price of $0.73. The options vest as follows: (a) 1,750,000 options shall vest if and when the Company or a wholly owned subsidiary, or any one current or future medical technology, approved by the Board of Directors is acquired, in whole or in part, or when either the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future medical technology, approved by the Board of Directors, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement; (b) 250,000 stock options shall vest upon the filing of human safety trials for the Company’s artificial liver device (or such other Board approved medical technology) in Europe or the equivalent filing in the US; and (c) 250,000 stock options shall vest upon the successful completion of human safety trials for the Company’s artificial liver device (or such other Board approved medical technology) in Europe or the equivalent safety trial approval in the US (completion of phase 1).

As the 2,250,000 stock options will vest based on certain performance conditions, the Company expects that the first 1,750,000 stock options will vest at around 24 months from the date of grant, the second 250,000 stock options will vest at around 36 months from the date of grant and the remaining 250,000 stock options will vest at around 60 months from the date of grant. The fair value of each batch of stock options will be amortized over their expected service periods. The Company will periodically reassess the probability of the performance conditions being met and the estimated service period of each batch of stock options.

The fair value of the options granted was estimated at $0.55 each, for a total amount of $1,237,500, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 96.0%, risk-free interest rates of 4.59%, and expected lives of five years.

The 2,250,000 employee stock options issued on October 1, 2006 were cancelled effective January 25, 2007 and simultaneously, the Company granted options to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.52. The options vest as follows: (a) 1,500,000 options shall vest if and when HepaLife or a wholly owned subsidiary, or any one current or future medical device or other technology, approved by the Board of Directors is acquired, in whole or in part, or when either HepaLife or a subsidiary, enters into a strategic collaborative agreement for any one current or future medical device or other technology, approved by the Board of Directors, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement; (b) 250,000 stock options shall vest upon the filing of human safety trials for HepaLife’s artificial liver device (or such other Board approved medical device or other technology) in Europe or the equivalent filing in the US; and (c) 250,000 stock options shall vest upon the successful completion of human safety trials for HepaLife’s artificial liver device (or such other Board approved medical device or other technology) in Europe or the equivalent safety trial approval in the US (completion of phase 1).

During the year ended December 31, 2006, compensation expense of $2,607,302 (2005: $nil) was recognized for options previously granted and vesting over time. As of December 31, 2006, the Company had $1,450,199 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 5 years.

The options outstanding and exercisable as of December 31, 2006 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2006	Life (Years)	Price	2006	Price

$0.07	2,100,000	6.11	$0.07	2,100,000	$0.07
0.73	2,250,000	9.76	0.73	-	-
0.85	6,000,000	9.32	0.85	3,600,000	0.85
$0.07 - $0.85	10,350,000	8.76	$0.67	5,700,000	$0.56

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 11 – INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2006, 2005 and 2004 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheets is primarily a result of stock compensation costs, research and development costs, and of start-up expenses, which are capitalized for income tax purposes. Net operating tax loss carryforwards are summarized as follows:

	2006	2005	2004

Net operating loss carryforwards	$1,682,000	$782,000	$194,000
Stock Compensation costs	$886,000
Research/Development/Start-up costs	624,000	1,024,000	1,138,000
Organization costs	-	-	1,020
	3,192,000	1,806,000	1,333,020
Valuation allowance	(3,192,000)	(1,806,000)	(1,333,020)
Net deferred tax assets	$-	$-	$-

The 2006 increase in the valuation allowance was $1,386,000 (2005: $473,000, 2004:  $487,000).

The Company has available net operating loss carryforwards of approximately $4,947,000 (2005 - $3,185,000, 2004: $570,000) for tax purposes to offset future taxable income which expire commencing 2008 to 2026. Additionally, research and development, start-up costs of approximately $1,834,000 are available to reduce taxable income (2005 - $1,024,000, 2004: $3,347,000), assuming normal operations have commenced.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Statutory federal income tax	-34.00%	-34.00%	-34.00%
Valuation allowance	34.00%	17.00%	34.00%
Stock offering costs	-	17.00%	-
Effective income tax rate	0.00%	0.00%	0.00%

NOTE 12 – SUBSEQUENT EVENT

On January 25, 2007, the Company terminated the 2,250,000 stock options previously granted to the President and Chief Executive Officer, Mr. Frank Menzler and simultaneously issued 2,000,000 new stock options to Mr. Menzler. The stock options were issued pursuant to the Company’s 2001 Incentive Stock Option Plan.

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

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

FRANK MENZLER, (Age 38). President, Chief Executive Officer, Director. In 1998, Mr. Menzler co-founded Impella Cardiotechnik AG (Germany), helping to raise more than $30 million in grants and venture capital for the nation's first-ever academically-sponsored research effort to receive private venture capital funding. In 2002, Mr. Menzler served as Marketing Manager for Europe, Middle East, Africa and Canada (EMEAC) at Guidant Corporation's, Cardiac Surgery Business Unit in Brussels, Belgium.  In 2004, Mr. Menzler joined Abiomed as

General Manager, Europe, and then in 2006 was named Director, International Distributors, and was responsible sales, training and operations.  Mr. Menzler was appointed President, Chief Executive Officer and joined the Board of Directors on October 1, 2006.

JAVIER JIMENEZ (Age 42).  Director.  In 2000, Mr. Jimenez joined GE Healthcare, a $15 billion unit of General Electric Company. Mr. Jimenez held several key finance and management positions in the United States and Latin America.  In 2004, Mr. Jimenez joined ABIOMED, Inc., developer of the world’s first self-contained artificial heart. Mr. Jimenez served in numerous positions, most recently as Vice President, General Manager Europe, where he was responsible for key facets of the company’s operations in Europe, Middle East, and Africa.  Mr. Jimenez joined the Board of Directors on March 14, 2007.

HARMEL S. RAYAT (Age 45). Secretary, Treasurer, Chief Financial Officer, Chairman, Director.  Mr. Rayat has served as one of our directors since December 4, 2000. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations, From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Prior thereto, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations.  During the past five years, Mr. Rayat has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, PhytoMedical Technologies, Inc. (currently secretary, treasurer, chief financial officer, director, and majority stockholder), Entheos Technologies, Inc. (currently president, chief executive officer, chief financial officer, director, and majority stockholder), Octillion Corp. (currently president, chief executive officer, chief financial officer, director and majority stockholder), and International  Energy, Inc. (currently secretary, treasurer, chief financial officer and director and majority stockholder).

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and International Energy, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish us with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2006 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2006, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2006 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year      Salary

Bonus

Other(1)

       Granted

Compensation

Frank Menzler

2006

$56,250

$0

$0

  2,250,000

$0

President, CEO

2005

$0

$0

$0

   0

$0

Director

2004

$0

$0

$0

   0

$0

Harmel S. Rayat

2006

$0

$0

$0

   0

$0

Secretary, Treasurer

2005

$0

$0

$2,300

   0

$0

Chief Financial

2004

$0

$0

$3,500

   0

$0

Officer, Chairman

and Director

Arian Soheili (2)

2006

$0

$0

$3,600

   0

$0

Secretary, Treasurer

2005

$0

$0

$4,900

   0

$0

Director

2004

$0

$0

$2,500

   0

$0

Jasvir Kheleh (3)

2006

$0

$0

$3,600

   0

$0

Director

2005

$0

$0

$4,100

   0

$0

2004

$0

$0

$3,500

   0

$0

(1) Includes standard Board of Directors fees and meeting attendance fees.

(2) Resigned as Secretary, Treasurer and Director on March 14, 2007

(3) Resigned as Director on March 14, 2007

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2006 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2006

Price ($/sh)

Date

Frank Menzler

2,250,000

27%

$0.73

October 1, 2016

Harmel Rayat

0

0

n/a

n/a

Arian Soheili (1)

0

0

n/a

n/a

Jasvir Kheleh (2)

0

0

n/a

n/a

(1) Resigned as Secretary, Treasurer and Director on March 14, 2007

(2) Resigned as Director on March 14, 2007

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2006

Options on December 31, 2006

Name

Exercisable

     Unexercisable

Exercisable

  Unexercisable

Frank Menzler

0

2,250,000

0

$1,260,000

Harmel Rayat

0

0

0

0

Arian Soheili (1)

0

0

0

0

Jasvir Kheleh (2)

0

0

0

0

(1) Resigned as Secretary, Treasurer and Director on March 14, 2007

(2) Resigned as Director on March 14, 2007

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TRANSACTIONS.

The following table sets forth, as of March 23, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Frank Menzler (1)

2,000,000

3%

60 State Street, Suite 700

Boston, MA  02109

Javier Jimenez

0

0%

60 State Street, Suite 700

Boston, MA  02109

Harmel S. Rayat (2)

44,213,056

61%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Directors and Executive Officers

46,213,056

64%

as a group (3 persons)

(1) 2,000,000 stock options were granted on January 25, 2007, which may be acquired pursuant to options granted and exercisable under the Company's stock option plans.

(2) Also includes 3,203,194 shares held by Tajinder Chohan, Mr. Harmel S. Rayat's wife. Additionally, other members of Mr. Rayat's family hold shares. Mr. Rayat disclaims beneficial ownership of the shares beneficially owned by his other family members.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Fees: During the year ended December 31, 2006, the Company paid management fees of $10,800 (2005: $11,300, 2004:  $9,500) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.  Included in accounts payable – related parties at December 31, 2006 are management fees of $nil (2005: $27,000).

Notes Payable and Accrued Interest: During the year ended December 31, 2006, the Company made a partial repayment of $140,000 to the outstanding notes payable. As of December 31, 2006, notes payable of $1,010,000 was made up from unsecured loans of $110,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2006, amounted to $153,829 (2005: $78,301).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $29,680 (2005: $nil, 2004: $nil) for the year ended December 31, 2006.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-K;  and our  quarterly reports on Form  10-Q  during the fiscal  years  ending  December  31, 2006 and December 31, 2005 were $30,830 and $32,057 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal 2006 and 2005 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2006 and 2005 were $0.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

October 6, 2006: On October 2, 2006, the Company appointed Mr. Frank Menzler to the positions of President and Chief Executive Officer, effective immediately.  The Company established and Mr. Menzler agreed to a compensation package consisting of a salary, stock options, moving allowance, and health benefits, as agreed to in a General Offer of Employment Agreement dated June 1, 2006, and amended on August 1, 2006.

December 7, 2006: HepaLife Technologies, Inc. issued a news release to announce the confirmation that the Company's patented 'PBS-1' cells, under development for avian influenza vaccines, are free of pathogens, diseases, bacteria, and potentially harmful viruses.

December 22, 2006: HepaLife Technologies, Inc. issued a news release to announce plans to expand its influenza vaccine development initiative following favorable research outcomes related to the Company's 'PBS-1' cell line.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 30th day of March, 2007.

HepaLife Technologies, Inc.

/s/ Frank Menzler

Frank Menzler

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Frank Menzler

Director , President,

March 30, 2007

Frank Menzler

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Chairman

March 30, 2007

Harmel S. Rayat

Secretary, Treasurer

Chief Financial Officer,

Principal Accounting Officer

/s/ Javier Jimenez

Director

March 30, 2007

Javier Jimenez