Form 10-Q
period 2007-03-31
HEPALIFE TECHNOLOGIES INC
filed 2007-05-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,659,863 shares of Common Stock, par value $0.001, were outstanding on May 10, 2007.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED MARCH 31, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

9

Notes to Interim Consolidated Financial Statements

10

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.  Controls and Procedures

29

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

30

Item 1A.

Risk Factors

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.

Defaults Upon Senior Securities

30

Item 4.

Submission of Matters to a Vote of Security Holders

30

Item 5.

Other Information

30

Item 6.

Exhibits and Reports on Form 8-K

30

Signatures

32

PART I    FINANCIAL INFORMATION

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash	$88,027	$252,887
Prepaid expenses	3,950	3,775
Total current assets	91,977	256,662

Equipment, net (Note 7)	22,283	23,259

Total assets	$114,260	$279,921

LIABILITIES
Current
Accounts payable and accrued liabilities	$97,171	$170,077
Interest payable - related parties (Note 4)	174,997	158,535
Notes payable - related party (Note 4)	1,010,000	1,010,000

Total liabilities	1,282,168	1,338,612

STOCKHOLDERS' EQUITY

Stockholders' Deficiency
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 73,150,844 (2006: 72,768,844)	73,151	72,769
Additional paid-in capital	10,758,793	10,084,412
Subscription Receivable	(45,000)	-
Loss accumulated during the development stage	(11,954,852)	(11,215,872)

Total stockholders' deficiency	(1,167,908)	(1,058,691)

Total liabilities and stockholders' deficiency	$14,260	$279,921

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
and from inception (October 21, 1997) to March 31, 2007
(Unaudited)

			From inception
			(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Administrative and general	$42,134	$6,520	$463,906
Depreciation	3,811	740	15,145
Interest on promissory note	21,169	24,103	254,235
Interest, bank charges and foreign exchange loss	2,292	1,432	18,277
Professional fees- accounting and legal	9,703	86,868	417,331
Consulting fees	12,087	8,525	987,492
Research and development (Notes 5 and 6)	29,621	65,423	878,376
Salary and benefits	123,435	29,275	479,581
Shareholder and investor relations	9,405	3,125	3,253,479
Stock offering costs	-	505,917	1,926,713
Transfer agent and filing	460	205	11,849
Travel	16,645	1,383	222,785
Stock based compensation expenses (Note 10)	469,762	-	3,077,064

	740,524	733,516	12,006,233

Operating Loss	(740,524)	(733,516)	(12,006,233)

Other income and expenses
Interest income	1,544	1,077	51,381
	1,544	1,077	51,381

Net loss available to common shareholders	$(738,980)	$(732,439)	$(11,954,852)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	72,883,097	70,428,454

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (October 21, 1997) to March 31, 2007
(Unaudited)

					Loss accumulated	Total
	Common Stock		Additional	Subscription	during development	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Receivable	stage	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)		$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800		-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-		42	42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000		-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-		(471,988)	(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000		-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-		(121,045)	(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-		(80,608)	(80,608)
Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)	104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067		-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-		(160,364)	(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590		-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840		-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110		-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080		-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-		(375,472)	(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317		-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200		-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-		(1,102,723)	(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)	(494,958)
Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998		-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000		-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-		(1,435,613)	(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at

$3.10 per share	50,000	50	154,950		-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905		-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900		-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360		-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450		-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000		-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580		-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504		-	1,383,196
Comprehensive income (loss)
Loss, year ended December 31, 2005					(2,813,602)	(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	450,000

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	330,000

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	584,993

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006					(4,654,499)	(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)	(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	(45,001)		160,001

Stock based compensation expenses			347,458			347,458

Comprehensive income (loss)
Loss, period ended March 31, 2007					(616,676)	(616,676)

Balance, March 31, 2007	73,150,844	$73,151	$10,636,489	$(45,001)	$(11,832,548)	$(1,167,908)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006
and from inception (October 21, 1997) to March 31, 2007
(Unaudited)

			From inception
			(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from (used in) operating activities
Net Loss	$(738,980)	$(732,439)	$(11,954,852)
Adjustments for items not involving cash:
Depreciation	3,811	740	15,145
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	-	505,917	1,926,713
Stock compensation expenses	469,762	-	3,077,064
Change in assets and liabilities
Increase in prepaid expenses	(175)	(1,660)	(3,950)
(Decrease) Increase in accounts payable	(72,907)	(35,622)	97,170
(Decrease) Increase in interest payable - related party	16,462	(3,953)	174,997
	(322,027)	(267,017)	(5,806,613)

Cash flows used in investing activities
Purchase of property and equipment	(2,834)	-	(37,427)
	(2,834)	-	(37,427)

Cash flows from financing activities
Proceed from issuance of common stock, net	160,001	375,000	4,922,067
Net proceeds from (Repayment of) promissory notes	-	-	1,010,000
	160,001	375,000	5,932,067

Increase (decrease) in cash and cash equivalents	(164,860)	107,983	88,027

Cash and cash equivalents, beginning of period	252,887	107,263	-
Cash and cash equivalents, end of period	$88,027	$215,246	$88,027

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$71,645
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,100
Issuance of common stock as stock offering costs	$-	$505,917	$1,926,713

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of HepaLife Technologies, Inc. and its subsidiary, Phoenix BioSystems, Inc., which was incorporated under the laws of the State of Nevada on June 6, 2006. All significant inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2007 and December 31, 2006, and the results of operations for three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-K.

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended
	March 31,
	2007	2006

Numerator - net loss available to
common stockholders	$(738,980)	$(732,439)

Denominator - weighted average number
of common shares outstanding	72,883,097	70,428,454

Basic and diluted loss per common share	$(0.01)	$(0.01)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees: During the three months ended March 31, 2007, the Company paid management fees of $nil (2006: $3,800) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of March 31, 2007, notes payable of $1,010,000 was made up from unsecured loans of $110,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at March 31, 2007, amounted to $174,997 (December 31, 2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $10,578 (2006: $nil) for the three months ended March 31, 2007.

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

-  $65,422.80 on or before 8/1/06 (paid in February 14, 2007); and

-  $65,422.80 on or before 11/1/06 (included in accounts payable).

As of March 31, 2007, total payments of $807,828 have been paid/accrued.

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

As of March 31, 2007, total payment of $57,140 has been paid in relation to the project, including the reimbursement of research expenses of $48,639 to MSU.

NOTE 7 – EQUIPMENT

	March 31,	December 31,
	2007	2006

Computer equipment	$36,339	$33,504
Furniture and fixtures	1,089	1,089
	37,428	34,593
Less: accumulated depreciation	(15,145)	(11,334)
	$22,283	$23,259

Depreciation expenses charged to operations for the three months ended March 31, 2007 were $3,811 (2006: $740).

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

During the three months ended March 31, 2007, Fusion Capital has purchased 382,000 (2006: 358,423) shares of common stock of the Company for total proceeds of $205,001 (2006: $375,000).

As of March 31, 2007, Fusion Capital has purchased 2,918,661 shares of common stock of the Company for total proceeds of $1,879,997.

NOTE 9 – WARRANTS

As of March 31, 2007, there are no outstanding share purchase warrants.

NOTE 10 - STOCK OPTIONS

As of March 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of options	average exercise price	contractual term	intrinsic value

Outstanding at December 31, 2004	11,133,000	$0.48
Granted	6,000,000	2.86
Exercised	(285,000)	2.28
Outstanding at December 31, 2005	16,848,000	1.29
Granted	8,250,000	0.82
Exercised	(175,000)	0.07
Cancelled	(14,573,000)	1.49
Outstanding at December 31, 2006	10,350,000	0.67
Granted	2,000,000	0.52
Cancelled	(10,350,000)	0.67
Outstanding at March 31, 2007	2,000,000	0.52	9.83 years	$200,000

Exercisable at March 31, 2007	-	$0.52

Available for grant at March 31, 2007	35,798,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended March 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $nil) for the three months ended March 31, 2007. Weighted average fair value of options granted during the three months ended March 31, 2007 was $0.43 (2006: $nil) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Outstanding, December 31, 2005	-	-
Granted during 2006	8,250,000	0.49
Vested during 2006	(3,600,000)	0.47
Outstanding, December 31, 2006	4,650,000	0.51
Granted during 2007	2,000,000	0.43
Cancelled during 2007	(4,650,000)	0.51
Outstanding, March 31, 2007	2,000,000	0.43

On March 3, 2007, the Company cancelled 8,100,000 stock options previously granted to employees, comprising of 2,100,000 and 6,000,000 options at an exercise price of $0.07 and $0.85 each, respectively.

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

The 2,250,000 employee stock options issued on October 1, 2006 were cancelled effective January 25, 2007 and simultaneously, the Company granted options to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.52. The options vest as follows: (a) 1,500,000 options shall vest if and when the Company or a wholly owned subsidiary, or any one current or future medical device or other technology, approved by the Board of Directors is acquired, in whole or in part, or when either the Company or a subsidiary, enters into a strategic collaborative agreement for any one current or future medical device or other technology, approved by the Board of Directors, provided that the Company’s Board of Directors has approved, by written resolution, any such acquisition, sale or agreement; (b) 250,000 stock options shall vest upon the filing of human safety trials for the Company’s artificial liver device (or such other Board approved medical device or other technology) in Europe or the equivalent filing in the US; and (c) 250,000 stock options shall vest upon the successful completion of human safety trials for the Company’s artificial liver device (or such other Board approved medical device or other technology) in Europe or the equivalent safety trial approval in the US (completion of phase 1).

The fair value of the 2,000,000 options granted was estimated at $0.38 each, for a total of amount of $760,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 93.95%, risk-free interest rates of 4.85%, and expected lives of 4.7 years.

No additional stock-based compensation expense was recognized as a result of the cancellation and re-issuance of stock options as the fair value of the replacement options is lower than the fair value of the options cancelled.

During the three months ended March 31, 2007, compensation expense of $469,762 (2006: $nil) was recognized for options previously granted and vesting over time. As of March 31, 2007, the Company had $1,028,774 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 5 years.

The options outstanding and exercisable as of March 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted				Weighted
	Number	Average	Weighted	Number	Weighted	Average
Range of	Outstanding at	Remaining	Average	Exercisable at	Average	Remaining
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise	Contractual
Prices	2007	Life (Years)	Price	2007	Price	Life (Years)

$0.52	2,000,000	9.83	$0.52	-	$0.52	6.11

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 11 – SUBSEQUENT EVENTS

On April 11, 2007, the Company incorporated a wholly-owned subsidiary company, HepaLife Technologies Ltd., in British Columbia, Canada, for the purpose of streamlining business operations in Canada.

On April 17, 2007, the Company incorporated a wholly-owned subsidiary company, HepaLife Biosystems Inc., in State of Nevada, for the purpose of categorizing operations and accounting associated with the Company’s ongoing research and development efforts associated with its patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending March 31, 2007, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

As of March 31, 2007, total payment of $57,140 has been paid in relation to the project, including the reimbursement of research expenses of $48,639 to MSU.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $738,980 and $732,439 for the three months ended March 31, 2007 and March 31, 2006, respectively. As a result, at
March 31, 2007, the Company has an accumulated deficit of $11,954,852.

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

Three Months Ended March 31, 2007 and 2006

The Company had no revenues in the three months ended March 31, 2007 and March 31, 2006. Our expenses were essentially unchanged to $740,524 in the three months ended March 31, 2007, from $733,516 in the same period in 2006.

Interest income increased 43% to $1,544 in the three months ended March 31, 2007, from $1,077 during the same period in 2006, reflecting higher than average cash balances maintained during most of the first quarterly period in 2007.

We incurred net losses of $738,980 and $732,439 during the three months ended March 31, 2007 and in the same period in 2006, respectively.

Liquidity and Capital Resources

As at March 31, 2007, the Company had a cash balance of $88,027. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital, during the three month period ending March 31, 2007.

Net cash flows used in by operating activities was $322,027 for the three month period ending March 31, 2007, compared to net cash flows used of $267,017 for the same period in 2006.

Net cash provided by financing activities was $160,001 for the three month period ending March 31, 2007 compared to $375,000 for the same period in 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital.

As of March 31, 2007, Fusion Capital has purchased 2,918,661 shares of common stock of the Company for total proceeds of $1,879,997.

At this time, except for our agreement with Fusion Capital, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Directors Fees: During the three months ended March 31, 2007, the Company paid directors fees of $nil (2006: $3,800) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of March 31, 2007, notes payable of $1,010,000 was made up from unsecured loans of $110,000, $700,000 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at March 31, 2007, amounted to $174,997 (December 31, 2006: $153,829).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $10,578 (2006: $nil) for the three months ended March 31, 2007.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $4,654,499, $2,813,602, and $1,435,613 respectively, during the past three fiscal years of operation.  As a result, at March 31, 2007, we had an accumulated deficit of $11,954,852. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our cell based influenza vaccine production technology, artificial liver device, and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To Date Most Of Our Operating Losses Have Been Related To Expenditures Related To Our Advertising And Investor Relations Program Rather Than To Our Sponsored Research And Development Programs.

Since inception through March 31, 2007, we have expended a total of $3,253,479 in connection with our advertising and investor relations representing approximately 27% of our total expenses for the period as compared to total research and development expenditures of $878,376 or approximately 7% of our total expenses for the period. If we continue to expend funds in such a disproportionate manner, we may not have sufficient capital for the completion of our obligations under the sponsored research agreement with MSU or the CRADA with the USDA, or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

At March 31, 2007, we had a working capital deficit of $1,190,191. We have an operating cash flow deficit of $1,422,509 in 2006 and $1,332,440 in 2005. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

As of May 10, 2007, Mr. Rayat beneficially owned approximately 61% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 73,659,863, shares of common stock, of which 51,453,332 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of May 10, 2007, our average trading volume per day for the past three months was approximately 222,964 shares a day with a high of 2,524,800 shares traded and a low of 3,800 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 19, 2007: On January 16, 2007, HepaLife Technologies, Inc. issued a news release to announce the addition of Dr. Robert C. Tuttle to the Company’s Scientific Advisory Board.

January 25, 2007: On January 22, 2007, HepaLife Technologies, Inc. issued a news release to announce that the Company’s patented ‘PBS-1’ cells, under development for avian influenza vaccines, have actively grown and replicated several human influenza virus types, including H1N1, H3N2 and type B.

January 26, 2007: At a Board of Directors meeting held on January 25, 2007, the Company’s Board of Directors agreed (simultaneously with the termination of 2,250,000 stock options) to enter into 10 year Stock Option Agreement with Mr. Frank Menzler for 2,000,000 common shares reserved for issuance under the Company’s 2001 Incentive Stock Option Plan, which was approved by shareholders on July 12, 2001.

February 8, 2007: On February 5, 2007, HepaLife Technologies, Inc. issued a news release to announce the addition of Prof. Jörg C. Gerlach, MD, PhD, to the Company’s Scientific Advisory Board.

February 26, 2007: On February 20, 2007, HepaLife Technologies, Inc. issued a news release to announce the appointment of Stem Cell Systems GmbH (Germany) among plans to accelerate development of a bioreactor system for the Company’s first-of-its-kind artificial liver device, following favorable new research outcomes.

March 9, 2007: At a Board of Directors meeting held on March 5, 2007, the Company’s Board of Directors agreed to cancel an aggregate of 8,100,000 stock options.

March 20, 2007: On March 14, 2007, the Company appointed Mr. Javier Jimenez to its Board of Directors.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 10th day of May, 2007.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

May 10, 2007

/s/ Frank Menzler

Director,  President, CEO

Frank Menzler

May 10, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer,

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

May 10, 2007

/s/ Javier Jimenez

Director

Javier Jimenez