Form 10-Q
period 2007-06-30
HEPALIFE TECHNOLOGIES INC
filed 2007-08-20
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,926,276 shares of Common Stock, par value $0.001, were outstanding on August 15, 2007.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED JUNE 30, 2007

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

18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.  Controls and Procedures

30

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits and Reports on Form 8-K

31

Signatures

33

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash	$1,639,044	$252,887
Prepaid expenses	2,304	3,775
Total current assets	1,641,348	256,662

Equipment, net (Note 7)	19,236	23,259
Deferred financing costs (Note 9)	284,710	-

Total assets	$1,945,294	$279,921

LIABILITIES
Current
Accounts payable and accrued liabilities	$107,670	$170,077
Accounts payable - related parties (Note 4)	170,717	158,535
Notes payable - related party (Note 4)	877,800	1,010,000
Total current liabilities	1,156,187	1,338,612

Convertible promissory note, at face value (Note 9)	2,500,000	-
Discount on convertible promissory notes	(2,030,306)	-
	469,694

Total liabilities	1,625,881	1,338,612

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 73,659,863 (2006: 72,768,844)	73,660	72,769
Additional paid-in capital	13,002,976	10,084,412
Accumulated other comprehensive income	(3)	-
Loss accumulated during the development stage	(12,757,220)	(11,215,872)

Total stockholders' equity (deficiency)	319,413	(1,058,691)

Total liabilities and stockholders' equity	$1,945,294	$279,921

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2007 and 2006 and from inception (October 21, 1997) to June 30, 2007
(Unaudited)

					From inception
	Three months ended		Six months ended		(October 21, 1997)
	June 30,	June 30,	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative and general	60,381	22,331	102,515	28,851	524,287
Depreciation	4,090	740	7,901	1,480	19,235
Interest on promissory note	21,649	24,358	42,818	48,461	275,884
Interest, bank charges and foreign exchange loss	2,851	2,321	5,143	3,753	21,128
Professional fees- accounting and legal	65,762	30,137	75,465	117,005	483,093
Management and consulting fees (Note 4)	11,355	4,095	23,442	12,620	998,847
Research and development (Notes 5 and 6)	34,969	66,423	64,590	131,846	913,345
Salary and benefits	143,279	52,231	266,714	81,506	622,860
Shareholder and investor relations	201,976	67,981	211,381	71,106	3,455,455
Stock offering costs	-	-	-	505,917	1,926,713
Transfer agent and filing	4,008	768	4,468	973	15,857
Travel	21,532	22,143	38,177	23,526	244,317
Stock based compensation expenses (Note 11)	171,603	1,147,530	641,365	1,147,530	3,248,667
	743,455	1,441,058	1,483,979	2,174,574	12,749,688

Operating Loss	(743,455)	1,441,058)	(1,483,979)	(2,174,574)	(12,749,688)

Other income and expenses
Interest income	12,685	3,662	14,229	4,739	64,066
Amortization of discount on issuance of convertible promissory notes	(62,793)	-	(62,793)	-	(62,793)
Deferred financing costs	(8,805)	-	(8,805)	-	(8,805)
	(58,913)	3,662	(57,369)	4,739	(7,532)

Net loss available to common shareholders	$(802,368)	$(1,437,396)	$(1,541,348)	$(2,169,835)	$(12,757,220)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	73,563,727	71,026,187	73,225,292	70,735,292

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (October 31, 1997) to June 30, 2007
(Unaudited)

				Loss accumulated		Accumulated	Total
	Common Stock		Additional	during development	Comprehensive	other comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	loss	income	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-			$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-			75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	42			42

Balance, December 31, 1997	13,200,000	13,200	64,800	42		-	78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-			400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	(471,988)			(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	(471,946)		-	6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-			300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	(121,045)			(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	(592,991)		-	185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	(80,608)			(80,608)

Balance, December 31, 2000	41,200,000	41,200	36,800	(673,599)		-	104,401

Conversion of debt to equity at $0.015

per share, July 31, 2001	8,933,332	8,933	125,067	-		134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	(160,364)		(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	(833,963)	-	78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-		600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-		108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-		119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-		96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	(375,472)		(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	(1,209,435)	-	26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-		398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-		182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)		(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	(2,312,158)	-	(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-		1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-		50,000
Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)		(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	(3,747,771)	-	(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-		155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-		94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-		211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-		84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-		105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-		31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-		37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-		1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)		(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	(6,561,373)	-	(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-		-	355,003

Exercise of stock options	175,000	175	12,075	-		-	12,250

Stock based compensation expenses	-	-	2,607,302	-		-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006				(4,654,499)			(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	(11,215,872)		-	(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619				205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491				290,000

Stock based compensation expenses			641,365				641,365

Proceeds allocated to the warrants issued with
the convertible notes			497,689				497,689

Warrants issued for the payment of broker's fees			64,990				64,990

Intrinsic value of the beneficial conversion feature
of the notes			1,220,410				1,220,410

Foreign currency translation adjustment					(3)	(3)	-

Comprehensive income (loss)
Loss, period ended June 30, 2007				(1,541,348)	(1,541,351)		(3,082,699)
					$(1,541,354)
Balance, June 30, 2007	73,659,863	$73,660	$13,002,976	$(12,757,220)		$(3)	$(1,221,938)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June, 2007 and 2006
and from inception (October 21, 1997) to June 30, 2007
(Unaudited)

			From inception
			(October 21, 1997)
	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from operating activities
Net Loss	$(1,541,348)	$(2,169,835)	$(12,757,220)
Adjustments for items not involving cash:
Depreciation	7,901	1,480	19,235
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	-	505,917	1,926,713
Stock compensation expenses	641,365	1,147,530	3,248,667
Amortization of discount on issuance of convertible promissory notes	62,793	-	62,793
Deferred financing costs	8,805	-	8,805
Change in assets and liabilities:
Increase in prepaid expenses	1,471	-	(2,304)
Increase (decrease) in accounts payable	(62,407)	(18,602)	107,670
Increase in accounts payable - related party	12,182	17,623	170,717
Net cash used in operating activities	(869,238)	(515,887)	(6,353,824)

Cash flows from investing activities
Purchase of property and equipment	(3,878)	-	(38,471)
Net cash used in investing activities	(3,878)	-	(38,471)

Cash flows from financing activities
Proceeds from issuance of common stock, net	495,001	729,999	5,257,067
Proceeds from issuance of convertible notes, net	2,125,000	-	2,125,000
Net proceeds from (Repayment of) promissory notes	(132,200)	(25,000)	877,800
Deferred financing cost payments	(228,525)	-	(228,525)
Net cash provided by financing activities	2,259,276	704,999	8,031,342

Increase in cash and cash equivalents	1,386,160	189,112	1,639,047

Effect of foreign exchange rate	(3)	-	(3)

Cash and cash equivalents, beginning of period	252,887	107,263	-
Cash and cash equivalents, end of period	$1,639,044	$296,375	$1,639,044

Supplemental disclosure of cash flow information:
Interest paid in cash	$25,930	$107	$97,575
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,000
Issuance of common stock as stock offering costs	$-	$505,917	$1,926,713
Issuance of warrants for deferred financing costs	$64,990	$ -	$64,990

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

To meet these objectives, the Company issued a Convertible Note and warrants to GCA Strategic Investment Limited for a gross proceeds of $2,125,000 on May 11, 2007 (Note 9). Management believes that its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of HepaLife Technologies, Inc. and its subsidiaries, Phoenix BioSystems, Inc., HepaLife Technologies Ltd. and HepaLife Biosystems Inc.. Phoenix BioSystems, Inc. was incorporated under the laws of the State of Nevada on June 6, 2006. HepaLife Technologies Ltd. was incorporated on April 11, 2007 in British Columbia, Canada, for the purpose of streamlining business operations in Canada. HepaLife Biosystems Inc., was incorporated in State of Nevada on April 17, 2007 for the purpose of categorizing operations and accounting associated with the Company’s ongoing research and development efforts associated with its patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems. All significant inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006, and the results of operations for three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-K.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator - net loss available to
common stockholders	$ (802,368)	$ (1,437,396)	$ (1,541,348)	$ (2,169,835)

Denominator - weighted average number
of common shares outstanding	73,563,727	71,026,187	73,225,292	70,735,292

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees: During the three-month and six-month periods ended June 30, 2007, the Company paid management fees of $3,465 (2006: $nil) and $3,465 (2006: $3,800) to the directors, respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of June 30, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at June 30, 2007, amounted to $170,717 (December 31, 2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,666 (2006: $8,634) and $16,856 (2006: $8,634) for the three-month and six-month periods ended June 30, 2007.

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

As of June 30, 2007, total payments of $807,828 have been paid.

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

NOTE 6 – LICENSE AGREEMENT

On June 15, 2006, the Company, through its subsidiary, Phoenix BioSystems, Inc. (“PBS”), entered into an exclusive worldwide license agreement with Michigan State University (“MSU”) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

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

As of June 30, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

NOTE 7 – EQUIPMENT

	June 30,	December 31,
	2007	2006

Computer equipment	$37,382	$33,504
Furniture and fixtures	1,089	1,089
	38,471	34,593
Less: accumulated depreciation	(19,235)	(11,334)
	$19,236	$23,259

Depreciation expenses charged to operations for the three-month and six-month periods ended June 30, 2007 were $4,090 (2006: $740) and $7,901 (2006: $1,480).

NOTE 8 – SHARE CAPITAL

(A) Fusion Capital Fund II

Under the New Purchase Agreement with Fusion Capital Fund II (“Fusion Capital”) dated January 20, 2006, Fusion Capital had agreed to purchase from the Company up to $15,000,000 of the Company’s share of common stock over a thirty month period. On May 11, 2007, the Company and Fusion Capital mutually terminated the Common Stock Purchase Agreement. The Company did not incur any termination costs as a result of mutually terminating this agreement.

During the three month and six-month periods ended June 30, 2007, Fusion Capital has purchased 509,019 (2006: 416,303) and 891,019 (2006: 847,684) shares of common stock of the Company for total proceeds of $290,000 (2006: $330,000) and $495,001 (2006: $780,000) respectively.

As of June 30, 2007, Fusion Capital has purchased 2,918,661 shares of common stock of the Company for total proceeds of $2,214,997.

NOTE 9 – CONVERTIBLE PROMISSORY NOTE

(i) The Agreement

On May 11, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with GCA Strategic Investment Limited (the “Purchaser”). The Agreement provided for the sale of $2,500,000 aggregate principal amount of Company's Convertible Note due May 11, 2009 (the “Convertible Note”). The Convertible Note was issued on May 11, 2007 and the purchase price of the Convertible Note was $2,125,000 (eighty-five per cent of the principal amount of the Convertible Note). The Convertible Note does not bear interest except upon an event of default, at which time interest shall accrue at the rate of 18% per annum. Under the terms of the Agreement, the Purchaser agreed not to effect, or cause any affiliate or associate to effect a short sale of Company's common stock.

In connection therewith, the Company also issued to the Purchaser warrants to purchase up to an aggregate of 670,000 shares of the Company’s common stock at a price of $1.50 per share (the “Warrants”). The Warrants have a term of five years.

The Company also agreed to pay:

•

Global Capital Advisors, LLC (“Adviser”), the Purchaser's adviser, out of pocket fees of $15,000; and

•

Equinox Securities, Inc., an NASD registered broker/dealer, pursuant to an agreement dated April 19, 2007 10% of the amount funded plus a warrant to purchase a number of shares of the Company’s common stock equal to 10% (in this case, 67,000 shares) of the number of shares subject to the Warrants at the same exercise price as set forth in the

Warrants ($1.50 per share) in consideration of its efforts in securing, on behalf of the Company, the financing with the Purchaser.

(ii) Conversion of the Convertible Note

The Convertible Note (and any accrued and unpaid interest or liquidated damages amount) may be converted into  shares of the Company's common stock at a conversion price will be 95% of the trading volume weighted average price, as reported by Bloomberg LP (the “VWAP”), for the five trading days immediately prior to the date of notice of conversion.

(iii) Prepayment of the Convertible Note

For so long as Company is not in default and Company is not in receipt of a notice of conversion from the holder of the Note, the Company may, at its option, prepay, in whole or in part, this Convertible Note for a pre-payment price (the “Prepayment Price”) equal to the greater of (A) the outstanding principal amount of the Note plus all accrued and unpaid interest if any, and any outstanding liquidated damages, if any, and (B)(x) the number of shares of Common Stock into which this Convertible Note is then convertible, times (y) the VWAP, as reported by Bloomberg L.P., of the Company’s Common Stock for the five Trading Days immediately preceding the date that this Convertible Note is noticed for prepayment, plus accrued and unpaid interest.

(iv) Redemption of the Convertible Note

The Company may be required under certain circumstances to redeem any outstanding balance of the Convertible Note. In such an event, the redemption price will be equal to the then outstanding principal amount of the Notes plus all accrued and unpaid interest, including default interest, if any, and any outstanding liquidated damages (the “Redemption Price”).

(v) Registration

The Company is required to file, within 45 days (the "Filing Date") of the May 11, 2007 (the “Closing Date”), a Registration Statement  (the "Registration Statement") to register the resale of the Common Shares issuable under the conversion of the Convertible Note by the Purchaser and the Common Shares issuable upon exercise of the Warrants. The Company will use its best efforts to cause the Registration Statement to become effective (the "Effective Date") no later than 120 days following the Closing Date. If the registration statement is not timely filed, the Company will pay Purchaser liquidated damages in the amount of 1% of the principal amount of the then outstanding balance due under the Convertible Note for each 30-day period, prorated, until the registration statement is filed If the registration statement is not declared effective within such 120 day period, the Company will pay Purchaser liquidated damages in the amount of 2% of the principal amount of the then outstanding balance of the Convertible Note for each 30-day period, prorated until the registration statement is declared effective. In the event the Company fails to obtain an effective registration Statement by the 180th day following the Closing Date, the Purchaser shall have the right to require the Company to redeem the Convertible Note and Warrants at the Redemption Price. The Registration Statement was declared effective on July 5, 2007.

(vi) Bifurcation of the Warrants from the Convertible Note and the Intrinsic Value of the Beneficial Conversion Feature of the Note

The Note contains a conversion feature that allows the holder to convert the debt into equity shares at any time within a specified period at a price equal to 95% of the volume weighted average price of the Company’s common shares for the five trading days prior to the conversion date. As the host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

The Company has determined that the embedded conversion option does not meet the definition of a derivative as described under Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) paragraph 12(a) and 12(c) as the conversion option results in a fixed monetary benefit, known at the measurement date, to the holder if they chose to convert.

The Convertible Note is a complex hybrid instrument bearing an option, the alternative choices of which cannot exist independently of one another. Thus the beneficial conversion feature cannot be separated from the debt according to paragraph 7 and 12 of Accounting Principal Board Opinion 14: Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). The embedded beneficial conversion feature is recognized and measured in accordance with paragraph 5 of Emerging Issues Task Force 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and paragraph 5 of Emerging Issues Task Force 00-27:

Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), whereby  the intrinsic value of the beneficial conversion feature is calculated at the commitment date as the difference between the effective conversion price of the Note and the fair value of the common stock which the Note is convertible, multiplied by the number of shares into which the Note is convertible. The intrinsic value of the beneficial conversion feature, $1,220,410, is treated as a discount on issuance of the Convertible Note and is amortized over the life of the Note (paragraph 10 of EITF 98-5 and paragraph 19 of EITF 00-27).

The warrants are detached from the Convertible Notes with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. According to paragraph 16 of APB 14, the portion of the proceeds of the Convertible Notes issued with the detachable warrants which is allocable to the warrants is accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issuance. The portions of the proceeds allocated to the Convertible Notes and warrants were $1,627,311 and $497,689 (See Note 10) respectively. The resultant discount is amortized over the life of the Convertible Note (paragraph 16 of APB14).

During the period ended June 30, 2007, $62,793 of the discount on issuance of Convertible Note was recorded in the statement of operations, leaving $2,030,306 unamortized as at June 30, 2007.

NOTE 10 – WARRANTS

As of June 30, 2007, there were 737,000 warrants outstanding (Note 9). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012. The fair value of the 737,000 warrants issued on May 11, 2007 were $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected life	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

NOTE 11 - STOCK OPTIONS

As of June 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of options	average exercise price	contractual term	intrinsic value

Outstanding at December 31, 2004	11,133,000	$0.48
Granted	6,000,000	2.86
Exercised	(285,000)	2.28
Outstanding at December 31, 2005	16,848,000	1.29
Granted	8,250,000	0.82
Exercised	(175,000)	0.07
Cancelled	(14,573,000)	1.49
Outstanding at December 31, 2006	10,350,000	0.67
Granted	2,000,000	0.52
Cancelled	(10,350,000)	0.67
Outstanding at June 30, 2007	2,000,000	0.52	9.58 years	$480,000

Exercisable at June 30, 2007	-	$0.52

Available for grant at June 30, 2007	35,798,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended June 30, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $nil) for the six months ended June 30, 2007. Weighted average fair value of options granted during the six months ended June 30, 2007 was $0.43 (2006: $nil) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

	Number of options	Fair value per share

Outstanding, December 31, 2005	-	-
Granted during 2006	8,250,000	0.49
Vested during 2006	(3,600,000)	0.47
Outstanding, December 31, 2006	4,650,000	0.51
Granted during 2007	2,000,000	0.43
Cancelled during 2007	(4,650,000)	0.51
Outstanding, June 30, 2007	2,000,000	0.43

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

During the three-month and six-month periods ended June 30, 2007, compensation expense of $171,603 (2006: $1,147,530) and $641,365 (2006: $1,147,530) was recognized for options previously granted and vesting over time. As of June 30, 2007, the Company had $1,028,774 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 5 years.

The options outstanding and exercisable as of June 30, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	9.58	$0.52	-	$0.52

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2007, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

On June 26, 2007, we amended the CRADA, in writing, to extend the duration of the Agreement through December 1, 2007.

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

Although the termination date of the CRADA is December 1, 2007, the CRADA is subject to earlier termination at any time by mutual consent. Moreover, either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date. To date, we have neither given nor received any such written notice.

Michigan State University

On July 15, 2006, we entered into a sponsored research agreement with the Michigan State University and committed to pay up to a total of $70,000 to MSU over a one-year period ending July 14, 2007.

As of June 30, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $743,455 and $1,441,058 for the three months ended June 30, 2007 and June 30, 2006, respectively. As a result, at
June 30, 2007, the Company has an accumulated deficit of $12,757,220.

We expect that our future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Three and Six Months Ended June 30, 2007 and 2006

The Company had no revenues in the three and six months ended June 30, 2007 and June 30, 2006. Our expenses decreased 48% to $743,455 in the three months ended June 30, 2007, from $1,441,058 in the same period in 2006. This decrease of $697,603 for the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to a decrease in stock based compensation expenses.

Our expenses decreased 32% to $1,483,979 in the six months ended June 30, 2007, from $2,174,574 in the same period in 2005. This decrease of $690,595 from the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable a decrease in stock based compensation expenses.

Interest income increased 246% to $12,685 in the three months ended June 30, 2007, from $3,662 during the same period in 2006, reflecting higher than average cash balances maintained during most of the second quarterly period in 2007.   For the six months ended June 30, 2007 and in the same period in 2006, interest income has increased 200% to $14,229 from $4,739, reflecting higher than average cash balances maintained during most of the first two fiscal quarterly periods in 2007.

We incurred net losses of $802,368 and $1,437,396 during the three months ended June 30, 2007 and in the same period in 2006, respectively, and we also incurred net losses of $1,541,348 and $2,169,835 for the six months ended June 30, 2007 and June 30, 2006.

Liquidity and Capital Resources

As at June 30, 2007, the Company had a cash balance of $1,639,044. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital and through the securities purchase agreement with GCA Strategic Investment Limited, during the six month period ending June 30, 2007.

Net cash flows used in operating activities was $869,238 for the six month period ending June 30, 2007, compared to net cash flows used of $515,887 for the same period in 2006.

Net cash provided by financing activities was $2,259,276 for the six months period ending June 30, 2007 compared to $704,999 for the same period in 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital and through the securities purchase agreement with GCA Strategic Investment Limited.

During the three month and six-month periods ended June 30, 2007, Fusion Capital has purchased 509,019 (2006: 416,303) and 891,019 (2006: 847,684) shares of common stock of the Company for total proceeds of $290,000 (2006: $330,000) and $495,001 (2006: $780,000) respectively.

At this time, except for our agreement with GCA Strategic Investment Limited, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three-month and six-month periods ended June 30, 2007, the Company paid management fees of $3,465 (2006: $nil) and $3,465 (2006: $3,800) to the directors, respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of June 30, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at June 30, 2007, amounted to $170,717 (December 31, 2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $8,666 (2006: $8,634) and $16,856 (2006: $8,634) for the three-month and six-month periods ended June 30, 2007.

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

Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $4,654,499, $2,813,602, and $1,435,613 respectively, during the past three fiscal years of operation.  As a result, at June 30, 2007, we had an accumulated deficit of $12,757,220. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our cell based influenza vaccine production technology, artificial liver device, and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To Date Most Of Our Operating Losses Have Been Related To Expenditures Related To Our Advertising And Investor Relations Program Rather Than To Our Sponsored Research And Development Programs.

Since inception through June 30, 2007, we have expended a total of $3,455,455 in connection with our advertising and investor relations representing approximately 27% of our total expenses for the period as compared to total research and development expenditures of $913,345 or approximately 7% of our total expenses for the period. If we continue to expend funds in such a disproportionate manner, we may not have sufficient capital for the completion of our obligations under the sponsored research agreement with MSU or the CRADA with the USDA, or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

At June 30, 2007, we had a working capital surplus of $485,161. We have an operating cash flow deficit of $1,422,509 in 2006 and $1,332,440 in 2005. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

We May Not Be Able To Repay Loans We Have Received From Mr. Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Chairman, Director And Majority Stockholder, To Fund Our Operation.

We have borrowed an aggregate of $877,800 from Mr. Harmel S. Rayat, our secretary, treasurer, chief financial officer, chairman, director and majority stockholder, pursuant to his $1,600,000 loan commitment to us.  The loans are due upon the receipt of the written demand from Mr. Rayat. The loans bear interest at the rate of 8.50% per annum. We do not currently have sufficient capital on hand to repay these loans. We may prepay these loans, at any time, without penalty.

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

Our current sponsored research and development program targeting liver disease and in vitro toxicology testing platforms is based entirely on our CRADA with the USDA’s Agricultural Research Service.  The termination date of the CRADA is December 1, 2007.  However, the CRADA provides that it may be terminated unilaterally by either us or the USDA’s Agricultural Research Service upon written notice of not less than sixty calendar days prior to the desired termination date.  This means that the USDA’s Agricultural Research Service could terminate the CRADA even if we are not in default under the terms of the Agreement.  If the USDA’s Agricultural Research Service were to do so, our business and future prospects would be materially adversely affected.

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

As of August 15, 2007, Mr. Rayat beneficially owned approximately 61% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 73,926,276, shares of common stock, of which 51,453,332 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of August 14, 2007, our average trading volume per day for the past three months was approximately 100,996 shares a day with a high of 379,052 shares traded and a low of 6,981 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 13, 2007: On March 28, 2007, HepaLife Technologies, Inc. issued a news release to announce that the Company’s patented ‘PBS-1’ cells, under development for influenza vaccine production, have successfully replicated numerous human influenza virus strains received from the Centers for Disease Control (CDC) at substantially higher levels than the research community’s widely-used current model, primary chick kidney cells. On April 10, 2007, HepaLife Technologies, Inc. issued a news release to announce that the Company’s patented ‘PICM-19’ cells, under development for use in artificial liver support and in-vitro toxicology testing, have significantly outperformed the world’s most widely used human liver cell line in important tests of liver-specific metabolic functions

May 3, 2007: On April 30, 2007, HepaLife Technologies, Inc. issued a news release to announce favorable early test results of the Company's proprietary bioreactor system, the main mechanical component of an artificial liver device, which successfully replicated the human liver's key function - removal of toxic ammonia and synthesis of urea.

May 14, 2007: On May 8, 2007, HepaLife Technologies, Inc. issued a news release to announce the addition of Dr. Robert Tuttle as Vice President of Research and Development.

May 16, 2007: On May 11, 2007 HepaLife Technologies, Inc. entered into a Securities Purchase Agreement with GCA Strategic Investment Limited.

June 1, 2007: On May 29, 2007, HepaLife Technologies, Inc. issued a news release to announce a scientific presentation of its cell based PBS-1 technology for potential influenza vaccine production at the "Options for the Control of Influenza VI Conference."

June 29, 2007: On June 25, 2007, HepaLife Technologies, Inc. issued a news release to announce that new data presented at an international influenza research conference demonstrates that HepaLife’s patented PBS-1 cell line outperforms current cell technologies at replicating human influenza virus inside its cells.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 15th day of August, 2007.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

August 15, 2007

/s/ Frank Menzler

Director,  President, CEO

Frank Menzler

August 15, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer,

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

August 15, 2007

/s/ Javier Jimenez

Director

Javier Jimenez