Form 10-K/A
period 2006-12-31
HEPALIFE TECHNOLOGIES INC
filed 2007-09-20
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HepaLife Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005, and 2004, and for the period from October 21, 1997 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2006, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 19th day of September, 2007.

HepaLife Technologies, Inc.

/s/ Frank Menzler

Frank Menzler

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Frank Menzler

Director , President,

September 19, 2007

Frank Menzler

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Chairman

September 19, 2007

Harmel S. Rayat

Secretary, Treasurer

Chief Financial Officer,

Principal Accounting Officer

/s/ Javier Jimenez

Director

September 19, 2007

Javier Jimenez