Form 10-Q
period 2007-09-30
HEPALIFE TECHNOLOGIES INC
filed 2007-11-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,455,403 shares of Common Stock, par value $0.001, were outstanding on November 5, 2007.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2007

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

8

Notes to Interim Consolidated Financial Statements

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

Defaults Upon Senior Securities

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

Item 5.

Other Information

31

Item 6.

Exhibits and Reports on Form 8-K

31

Signatures

32

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30,	December 31,
(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash	$1,055,293	$252,887
Prepaid expenses	550	3,775
Total current assets	1,055,843	256,662

Equipment, net (Note 7)	15,059	23,259
Deferred financing costs (Note 9)	247,719	-

Total assets	$1,318,621	$279,921

LIABILITIES
Current
Accounts payable and accrued liabilities	$48,511	$170,077
Accounts payable - related parties (Note 4)	189,524	158,535
Notes payable - related party (Note 4)	877,800	1,010,000
Total current liabilities	1,115,835	1,338,612

Convertible promissory note, at face value (Note 9)	1,410,000	-
Discount on convertible promissory notes	(1,000,780)	-
	409,220	-

Total liabilities	1,525,055	1,338,612

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 75,140,560 (2006: 72,768,844)	75,141	72,769
Additional paid-in capital	14,237,778	10,084,412
Accumulated other comprehensive income	(3,131)	-
Loss accumulated during the development stage	(14,516,222)	(11,215,872)

Total stockholders' equity (deficiency)	(206,434)	(1,058,691)

Total liabilities and stockholders' equity	$1,318,621	$279,921

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2007 and 2006 and from inception (October 21, 1997) to September 30, 2007
(Unaudited)

								From inception
	Three months ended			Nine months ended				(October 21, 1997)
	September 30,	September 30,		September 30,		September 30,		to September 30,
(Expressed in U.S. Dollars)	2007	2006		2007		2006		2007

Revenue	$-	$-		$-		$-		$-

Expenses
Administrative and general	67,938	40,820		170,453		69,671		592,225
Depreciation	4,177	1,847		12,078		3,327		23,412
Interest on promissory note	18,807	23,965		61,625		72,426		294,691
Interest, bank charges and foreign exchange loss	274	3,235		5,417		6,988		21,402
Professional fees- accounting and legal	17,920	31,857		93,385		148,862		501,013
Management and consulting fees (Note 4)	3,685	9,210		27,127		21,830		1,002,532
Research and development (Notes 5 and 6)	2,095	89,136		66,685		220,982		915,440
Salary and benefits	154,729	54,698		421,443		136,204		777,589
Shareholder and investor relations	270,409	250,670		481,790		321,776		3,725,864
Stock offering costs	-	-		-		505,917		1,926,713
Transfer agent and filing	-	2,001		4,468		2,974		15,857
Travel	22,018	11,621		60,195		35,147		266,335
Stock based compensation expenses (Note 11)	146,283	927,237		787,648		2,074,767		3,394,950
	708,335	1,446,297		2,192,314		3,620,871		13,458,023

Operating Loss	(708,335)	(1,446,297)		(2,192,314)		(3,620,871)		(13,458,023)

Other income and expenses
Interest income	15,851	4,351		30,080		9,090		79,917
Amortization of discount on issuance of convertible promissory notes	(1,029,527)	-		(1,092,320)		-		(1,092,320)
Deferred financing costs	(36,991)	-		(45,796)		-		(45,796)
	(1,050,667)	4,351	-	(1,108,036)	-	9,090	-	(1,058,199)

Net loss available to common shareholders	$(1,759,002)	$(1,441,946)		$(3,300,350)		$(3,611,781)		$(14,516,222)

Loss per share - basic and diluted	$(0.02)	$(0.02)		$(0.04)		$(0.05)

Weighted average number of common shares
outstanding - basic and diluted	74,156,604	71,756,234		73,539,141		71,082,799

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
from inception (October 31, 1997) to September 30, 2007
(Unaudited)

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	12,000	$(9,000)	$-	$-	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-		75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000		-		400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-		(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000		-		300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-		(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-		(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067		-		134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-		(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590		-		600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840		-		108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110		-		119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080		-		96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-		(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317		-		398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200		-		182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-		(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998		-		1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000		-		50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-		(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950		-		155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905		-		94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900		-		211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360		-		84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450		-		105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000		-		31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580		-		37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504		-		1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005					(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-		505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-		450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-		330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-		584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-		355,003

Exercise of stock options	175,000	175	12,075	-	-		12,250

Stock based compensation expenses	-	-	2,607,302	-	-		2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006					(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619				205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491				290,000

Common stock converted from convertible
promissory notes	1,480,697	1,481	1,088,519				1,090,000

Stock based compensation expenses			787,648				787,648

Proceeds allocated to the warrants issued with
the convertible notes			497,689				497,689

Warrants issued for the payment of broker's fees			64,990				64,990

Intrinsic value of the beneficial conversion feature
of the notes			1,220,410				1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment				(3,131)		(3,131)	(3,131)

Loss, period ended September 30, 2007					(3,300,350)	(3,300,350)	(3,300,350)

Total comprehensive income						$ (3,303,481)

Balance, September 30, 2007	75,140,560	$75,141	$14,237,778	$(3,131)	$(14,516,222)		$(206,434)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006
and from inception (October 21, 1997) to September 30, 2007
(Unaudited)

			From inception
			(October 21, 1997)
	September 30,	September 30,	to September 30,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from operating activities
Net Loss	$(3,300,350)	$(3,611,781)	$(14,516,222)
Adjustments for items not involving cash:
Depreciation	12,078	3,327	23,412
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	-	505,917	1,926,713
Stock based compensation expenses	787,648	2,074,767	3,394,950
Amortization of discount on issuance of convertible promissory notes	1,092,320	-	1,092,320
Deferred financing costs	45,796	-	45,796
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	3,225	(10,891)	(550)
Increase in other receivable	-	(708)	-
Increase (decrease) in accounts payable	(121,567)	48,316	48,510
Increase in accounts payable - related party	30,989	33,126	189,524
Net cash used in operating activities	(1,449,861)	(957,927)	(6,934,447)

Cash flows from investing activities
Purchase of property and equipment	(3,878)	(11,554)	(38,471)
Net cash used in investing activities	(3,878)	(11,554)	(38,471)

Cash flows from financing activities
Proceeds from issuance of common stock, net	495,001	1,300,493	5,257,067
Proceeds from issuance of convertible notes	2,125,000	-	2,125,000
Net proceeds from (Repayment of) promissory notes	(132,200)	(95,000)	877,800
Increase in deferred financing cost	(228,525)	-	(228,525)
Net cash provided by financing activities	2,259,276	1,205,493	8,031,342

Increase in cash and cash equivalents	805,537	236,012	1,058,424

Effect of foreign exchange rate	(3,131)	-	(3,131)

Cash and cash equivalents, beginning of period	252,887	107,263	-
Cash and cash equivalents, end of period	$1,055,293	$343,275	$1,055,293

Supplemental disclosure of cash flow information:
Interest paid in cash	$25,930	$773	$97,575
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,000
Issuance of common stock as stock offering costs	$-	$505,917	$1,926,713
Issuance of warrants for deferred financing costs	$64,990	$-	$64,990

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of HepaLife Technologies, Inc. and its subsidiaries, Phoenix BioSystems, Inc., HepaLife Technologies Ltd. and HepaLife Biosystems Inc., Phoenix BioSystems, Inc. was incorporated under the laws of the State of Nevada on June 6, 2006. HepaLife Technologies Ltd. was incorporated on April 11, 2007 in British Columbia, Canada, for the purpose of streamlining business operations in Canada. HepaLife Biosystems Inc., was incorporated in State of Nevada on April 17, 2007 for the purpose of categorizing operations and accounting associated with the Company’s ongoing research and development efforts associated with its patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems. All significant inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006, and the results of operations for three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and

2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-K.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator - net loss available to
common stockholders	$ (1,759,002)	$ (1,441,946)	$ (3,300,350)	$ (3,611,781)

Denominator - weighted average number
of common shares outstanding	74,156,604	71,756,234	73,539,141	71,082,799

Basic and diluted loss per common share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees: During the three-month and nine-month periods ended September 30, 2007, the Company paid management fees of $685 (2006: $1,800) and $4,150 (2006: $5,600) to the directors, respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of September 30, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at September 30, 2007, amounted to $189,524 (December 31, 2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,097 (2006: $8,616) and $25,952 (2006: $17,249) for the three-month and nine-month periods ended September 30, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

On July 26, 2007, the Agreement was extended to December 1, 2007.

As of September 30, 2007, total payments of $807,828 have been paid.

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

As of September 30, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

NOTE 7 – EQUIPMENT

	September 30,	December 31,
	2007	2006

Computer equipment	$37,382	$33,504
furniture and fixtures	1,089	1,089
	38,471	34,593
Less: accumulated depreciation	(23,412)	(11,334)
	$15,059	$23,259

Depreciation expenses charged to operations for the three-month and nine-month periods ended September 30, 2007 were $4,177 (2006: $1,847) and $12,078 (2006: $3,327).

NOTE 8 – SHARE CAPITAL

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

During the three month and nine-month periods ended September 30, 2007, Fusion Capital has purchased $nil (2006: $767,605) and $891,019 (2006: $1,536,787) shares of common stock of the Company for total proceeds of $nil (2006: $584,993) and $495,001 (2006: $1,314,992) respectively.

As of September 30, 2007, Fusion Capital has purchased 2,918,661 shares of common stock of the Company for total proceeds of $2,214,997.

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

During the period ended September 30, 2007, Convertible Notes in the amount of $1,090,000 were converted into 1,480,697 shares.

During the three months and nine months ended September 30, 2007, $1,029,527 and $1,092,320 of the discount on issuance of Convertible Note was recorded in the statement of operations respectively, leaving $1,000,780 unamortized as at September 30, 2007.

NOTE 10 – WARRANTS

As of September 30, 2007, there were 737,000 warrants outstanding (Note 9). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012. The fair value of the 737,000 warrants issued on May 11, 2007 was $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected life	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

NOTE 11 - STOCK OPTIONS

As of September 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at December 31, 2004	11,133,000	$0.48
Granted	6,000,000	2.86
Exercised	(285,000)	2.28
Outstanding at December 31, 2005	16,848,000	1.29
Granted	8,250,000	0.82
Exercised	(175,000)	0.07
Cancelled	(14,573,000)	1.49
Outstanding at December 31, 2006	10,350,000	0.67
Granted	2,000,000	0.52
Cancelled	(10,350,000)	0.67
Outstanding at September 30, 2007	2,000,000	0.52	9.33 years	$560,000

Exercisable at September 30, 2007	-

Available for grant at September 30, 2007	35,798,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended September 30, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $nil) for the nine months ended September 30, 2007. Weighted average fair value of options granted during the nine months ended September 30, 2007 was $0.43 (2006: $nil) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Outstanding, December 31, 2005	-	-
Granted during 2006	8,250,000	0.49
Vested during 2006	(3,600,000)	0.47
Outstanding, December 31, 2006	4,650,000	0.51
Granted during 2007	2,000,000	0.43
Cancelled during 2007	(4,650,000)	0.51
Outstanding, September 30, 2007	2,000,000	0.43

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

Additional stock-based compensation expense of $58,337 will be recognized over the remaining requisite service period as a result of the cancellation and re-issuance of stock options.

During the three-month and nine-month periods ended September 30, 2007, compensation expense of $146,283 (2006: $927,327) and $787,648 (2006: $2,074,767) was recognized for options previously granted and vesting over time. As of September 30, 2007, the Company had $1,028,774 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 5 years.

The options outstanding and exercisable as of September 30, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	9.33	$0.52	-	-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2007, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

Michigan State University

On July 15, 2006, we entered into a sponsored research agreement with the Michigan State University and committed to pay up to a total of $70,000 to MSU over a one-year period ended July 14, 2007.

As of September 30, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

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

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $708,335 and $1,446,297 for the three months ended September 30, 2007 and September 30, 2006, respectively. As a result, at September 30, 2007, the Company has an accumulated deficit of $14,516,222.

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

Three and Nine Months Ended September 30, 2007 and 2006

The Company had no revenues in the three and nine months ended September 30, 2007 and September 30, 2006. Our expenses decreased 51% to $708,335 in the three months ended September 30, 2007, from $1,446,297 in the same period in

2006. This decrease of $737,962 for the three months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to a decrease in stock based compensation expenses.

Our expenses decreased 32% to $2,192,314 in the nine months ended September 30, 2007, from $3,620,871 in the same period in 2006. This decrease of $1,428,557 from the nine months ended September 30, 2007 compared to the same period in 2006 was primarily attributable a decrease in stock based compensation expenses.

Interest income increased 264% to $15,851 in the three months ended September 30, 2007, from $4,351 during the same period in 2006, reflecting higher than average cash balances maintained during most of the third quarterly period in 2007. For the nine months ended September 30, 2007 and in the same period in 2006, interest income has increased 230% to $30,080 from $9,090, reflecting higher than average cash balances maintained during most of the first three fiscal quarterly periods in 2007.

We incurred net losses of $1,759,002 and $1,441,946 during the three months ended September 30, 2007 and in the same period in 2006, respectively, and we also incurred net losses of $3,300,350 and $3,611,781 for the nine months ended September 30, 2007 and September 30, 2006.

Liquidity and Capital Resources

As at September 30, 2007, the Company had a cash balance of $1,055,293. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital and through the securities purchase agreement with GCA Strategic Investment Limited, during the nine month period ending September 30, 2007.

Net cash flows used in operating activities was $1,449,861 for the nine month period ending September 30, 2007, compared to net cash flows used of $957,927 for the same period in 2006.

Net cash provided by financing activities was $2,259,276 for the nine months period ending September 30, 2007 compared to $1,205,493 for the same period in 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, and through the common stock purchase agreement with Fusion Capital and through the securities purchase agreement with GCA Strategic Investment Limited.

During the three month and nine-month periods ended September 30, 2007, Fusion Capital has purchased nil (2006: 758,606) and 891,019 (2006: 1,364,993) shares of common stock of the Company for total proceeds of $nil (2006: $584,993) and $495,001 (2006: $1,314,992) respectively.

At this time, except for our agreement with GCA Strategic Investment Limited, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three-month and nine-month periods ended September 30, 2007, the Company paid management fees of $685 (2006: $1,800) and $4,150 (2006: $5,600) to the directors, respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of September 30, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at September 30, 2007, amounted to $189,524 (December 31, 2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $9,097 (2006: $8,616) and $25,952 (2006: $17,249) for the three-month and nine-month periods ended September 30, 2007.

Mr. Harmel S. Rayat is an officer, director and majority stockholder of the Company.  He is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

Risks Associated With Our Business

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $4,654,499, $2,813,602, and $1,435,613 respectively, during the past three fiscal years of operation.  As a result, at September 30, 2007, we had an accumulated deficit of $14,516,222. We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our cell based influenza vaccine production technology, artificial liver device, and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To Date Most Of Our Operating Losses Have Been Related To Expenditures Related To Our Advertising And Investor Relations Program Rather Than To Our Sponsored Research And Development Programs.

Since inception through September 30, 2007, we have expended a total of $3,725,864 in connection with our advertising and investor relations representing approximately 28% of our total expenses for the period as compared to total research and development expenditures of $915,440 or approximately 7% of our total expenses for the period. If we continue to expend funds in such a disproportionate manner, we may not have sufficient capital for the completion of our obligations under the sponsored research agreement with MSU or the CRADA with the USDA, or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

At September 30, 2007, we had a working capital deficit of $59,992. We had an operating cash flow deficit of $1,422,509 in 2006 and $1,332,440 in 2005. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities, any expansion, acceleration or continuation of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

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

We Are Subject To Substantial Government Regulation Which Could Materially Adversely Affect Our Business.

We have yet to develop any products for submission for regulatory approval. If any such products are submitted for approval, they must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring any products to market; moreover, we cannot guarantee that approval will be granted. The pre-marketing approval process can be particularly expensive, uncertain and lengthy. Many products for which have been submitted to the FDA for approval have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures. If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

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

As of November 5, 2007, Mr. Rayat beneficially owned approximately 61% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have previously issued a total of 75,455,403 shares of common stock, of which 51,453,332 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

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

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of September 30, 2007, our average trading volume per day for the past three months was approximately 141,881 shares a day with a high of 1,398,300 shares traded and a low of 7,000 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

July 12, 2007: On July 9, 2007, HepaLife Technologies, Inc. issued a news release to announce the addition of Stephen R. Ash, MD, FACP, to the Company’s Scientific Advisory Board.

August 1, 2007: On July 26, 2007, HepaLife Technologies, Inc. agreed to extend its Cooperative Research and Development Agreement with the USDA’s Agricultural Research Service through December 1, 2007.

August 16, 2007: On August 13, 2007, HepaLife Technologies, Inc. issued a news release to announce that forecast data from a newly issued study on the worldwide market for artificial organs projects the artificial liver device market to exceed $2.7 billion in the upcoming 36 months

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of November, 2007.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

November 13, 2007

/s/ Frank Menzler

Director,  President, CEO

Frank Menzler

November 13, 2007

/s/ Harmel S. Rayat

Director, Secretary, Treasurer,

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer

November 13, 2007

/s/ Javier Jimenez

Director

Javier Jimenez