Form 10-K
period 2007-12-31
HEPALIFE TECHNOLOGIES INC
filed 2008-03-31
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 000-29819

HEPALIFE TECHNOLOGIES, INC.

 AND SUBSIDIARIES

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

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on March 24, 2008: $12,783,027.

Number of shares of Common Stock, $0.001 par value, outstanding as of March 24, 2008: 78,606,999.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

PAGE

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 2.

Properties

17

Item 3.

Legal Proceedings

17

Item 4.

Submission of Matters to a Vote of Security Holders

17

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

18

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 8.

Financial Statements and Supplementary Data

27

Item 9.

Changes in and Disagreements With Accountants on Accounting

48

and Financial Disclosure

Item 9A.

Controls and Procedures

48

Item 9B.

Other Information

48

PART III

Item 10.

Directors and Executive Officers of the Registrant

49

Item 11.

Executive Compensation

50

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

52

Item 13.

Certain Relationships and Related Transactions

52

Item 14.

Principal Accounting Fees and Services

53

PART IV

Item 15.

Exhibits, Financial Statement Schedules

53

Signatures

54

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending December 31, 2007, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

The Company

We are a Florida corporation, formed in 1997 under the name Zeta Corporation. We changed our name on April 17, 2003, to more accurately reflect our business.  We are authorized to issue up to 300,000,000 shares of common stock (of which 78,606,999 were issued and outstanding on March 24, 2008) and 1,000,000 shares of preferred stock (none of which has been issued).

Our principal executive offices are located at 60 State Street, Suite 700, Boston, MA  02109.  Our telephone number is 800-518-4879.  The address of our website is www.hepalife.com.  Information on our website is not part of this prospectus.

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

In-Vitro Toxicology Testing

The PICM-19 Cell Line, grown in-vitro, can synthesize liver specific proteins such as albumin and transferrin, and display enhanced liver-specific functions, such as ureagenesis (conversion of ammonia to urea) and cytochrome P450 (a family of over 60 enzymes the body uses to break down toxins and make blood) activity. The P-450 enzyme systems are key components in the overall hepatic detoxification pathway of drugs and other xenobiotics (toxic foreign chemicals which can be both man-made and natural chemicals, such as pesticides and pollutants). Likewise, ureagenesis is another important hepatic function since urea production is required for the detoxification of ammonia derived from the catabolism (breakdown of complex organic molecules into simpler components) of a number of nitrogen-containing compounds. As a result, we believe the PICM-19 Cell Line could be an important element in developing in-vitro toxicological and pre-clinical drug testing platforms that could more accurately determine the potential toxicity and metabolism of new pharmacological compounds in the liver.

Cell Based Vaccine Production

We are working towards optimizing the functionality of a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was developed for use in cell-based vaccine production and was exclusively licensed from Michigan State University in June 2006. Successful cell-culture based vaccine production has the potential to reduce manufacturing time compared to traditional influenza vaccine manufacturing methods and could allow for rapid expansion of vaccine production in the face of an influenza pandemic.

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

Third-party analysis has confirmed that PBS-1 cells are free from exogenous (from outside the system) agents, fungi, bacteria, diseases, and potentially harmful viruses.  In addition, PBS-1 cells have grown and replicated several human influenza virus types, including H1N1, H3N2 and type B.  The most important step towards the production of a cell-culture based vaccine against a targeted virus is the ability to efficiently grow the same virus in a cell substrate.

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

-

the liver disease market through the development of an artificial liver device;  and

-

the toxicological and pre-clinical drug testing market through the development of in-vitro toxicological and pre-clinical drug testing platforms.

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

The Need for Cell Based Influenza Vaccine Production Technologies

According to the National Institutes of Health, influenza infections over a ten-year period ending 2004, resulted in an average of 36,000 deaths and 114,000 hospitalizations per year in the United States alone.  The World

Health Organization estimates that the annual average number of deaths worldwide is approximately 500,000.  Periodically, new influenza strains evolve with the capacity to cause pandemics. Recently, avian influenza (H5N1) has spread, resulting in more than 4,500 outbreaks in birds since 2003, and more than 306 cases of transmission to humans with a mortality rate of 60%, indicating the potential evolution of a pandemic influenza virus.

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

Liver Disease and the Need for an Artificial Liver Device

There is widespread agreement among the medical community that a rescue or bridging device that could supply short-term liver support to patients suffering acute liver failure due to disease or chemical toxicity is a necessary tool for viable treatment.  The need for such a device is increasing worldwide.  As mentioned above, it is believed that the major impediment to developing such a device is the availability of an optimal cell or cell line that could provide sustained liver function.  Our overall goal is to provide a complete system to hospital centers that will be ready to use when a patient is diagnosed with insufficient liver function.  The core of our system will be a bioreactor or cell culture device that could house and maintain a healthy population of liver cells from the PICM-19 Cell Line, or subclones thereof, with high metabolic activity in sufficient quantity to provide adequate hepatic detoxification functions.  To ensure biological integrity and to maintain the highest quality of the bioreactor’s liver cells, we would supply fully functional bioreactors that would incorporate, or be compatible with, presently used dialysis devices so that the patient’s plasma could be effectively detoxified by transit through the bioreactor before being returned to the patient.

The National Institutes of Health has estimated that one quarter of Americans will suffer from a liver or biliary disease at some point in their lifetime. These findings have been corroborated by other health organizations which have indicated that an estimated 30 million Americans are or have been afflicted with liver or biliary diseases. According to the National Institutes of Health (NIH-NIDDK), it is estimated that expenses of approximately $10 billion annually are incurred in the treatment of liver disease and associated conditions. Based on published data, we believe that over $1.5 billion of this market represents the most acute patient population in urgent need of an artificial liver device.  We are not aware of any negative reports, data or findings regarding the potential benefits of an effective artificial liver device.

Among those in greatest need, are the 6,441 Americans who underwent liver transplantation procedures in 2005 at a cost of $280,000 per surgery, notwithstanding pre- and post-operative expenses (American Liver Foundation); this market segment alone amounts to $1.80 billion per year.

In addition, the United Network for Organ Sharing estimates that 16,903 persons were awaiting liver transplants as of May 2007.  If this waiting list patient population were able to undergo liver transplantation, these patients would account for an additional $4.73 billion.

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

Hepatitis

According to publicly available statistical information, approximately 15-25% (upwards of 312,500 Americans) of the estimated 1.25 million chronically infected hepatitis B sufferers will die from chronic liver disease. Globally, an estimated 350 million people are infected with hepatitis B, causing approximately 1,000,000 deaths per year.

Of the estimated 4.5 million Americans infected with hepatitis C, for which at this time there is no known cure, an estimated 70-80% will develop chronic liver disease and of these, approximately 20% will die. The annual health care costs for the affected U.S. population with chronic hepatitis C alone has been estimated to be as high as $9 billion, compared to annual costs of $360 million for hepatitis B sufferers.

Other Medical Conditions

In addition to alcohol abuse, drug overdoses and hepatitis, other causes of liver disease include primary biliary cirrhosis, hemochromatosis, Wilson’s disease, alpha1-antitrypsin deficiency, glycogen storage disease, autoimmune hepatitis, cardiac cirrhosis and schistosomiasis.

For people with severe liver failure, orthotopic liver transplantation is the most prescribed and effective treatment therapy available today. At present, there are upwards of 17,000 adults and children medically approved and waiting for liver transplants in the United States. Unfortunately, there are approximately only 7,000 livers available for transplant annually. Due to a severe shortage of organ donors, the waiting time for potential liver recipients could be as long as two to three years, with 20-30% of these patients not surviving the waiting period.

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

The pharmaceutical industry has sought ways to identify liver toxicity at earlier stages of drug development, preferably without animal testing, often considered expensive and inaccurate, and socially contentious.  As a result, cell-based testing has emerged as a low-cost, early toxicity detection tool in ADME (Absorption-Distribution-Metabolism-Excretion)-Tox research.

We believe that our in-vitro toxicology testing technology can reasonably target the broad in-vitro toxicology testing market, a segment expected to reach $1.96 billion by 2007 at an average annual growth rate of 12.1% (Business Communications Company, Inc; B-110R; The Market for in Vitro Toxicology Testing; Samuel Brauer PhD; June 2003).

Employees

At December 31, 2007, HepaLife had 6 full-time employees and 2 part-time employees. In addition, through the Company’s CRADA with the USDA, HepaLife has 1 USDA full time research scientist and 2 part-time senior research scientists.  Through our sponsored research agreement with MSU, HepaLife has 1 part-time senior research scientist and 3 part-time research scientists. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's  employees  are  represented  by  labor  unions  or  other  collective bargaining  groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants for additional research, testing, regulatory and legal compliance and other services.

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

RISKS RELATED TO OUR BUSINESS ACTIVITIES

We Have Experienced Significant Losses And Expect Losses To Continue For The Foreseeable Future.

We have yet to establish any history of profitable operations.  We have incurred annual operating losses of $4,438,197, $4,654,499 and, $2,813,602, respectively, during the past three fiscal years of operation.  As a result, at December 31, 2007, we had an accumulated deficit of $15,654,069.  We had no revenues during the last five fiscal years and we do not expect to generate revenues from our operations for the foreseeable future. Our profitability will require the successful completion of our sponsored research, development efforts and the subsequent commercialization of our products, if any, derived from our sponsored research and development activities regarding our cell based influenza vaccine production technology, artificial liver device, and in-vitro toxicology testing methodologies.  No assurances can be given when this will occur or that we will ever be profitable.

To Date Most Of Our Operating Losses Have Been Related To Expenditures Related To Our Advertising And Investor Relations Program Rather Than To Our Sponsored Research And Development Program.

From inception through December 31, 2007, expenditures for our advertising and investor relations aggregated $3,784,389 or approximately 28% of total expenditures as compared to total research and development expenses during the same period of $1,021,288 or approximately 7% of total expenditures.  If we continue to expend funds in such a disproportionate manner we may not have sufficient capital for the completion of our obligations the sponsored research agreement with MSU or the CRADA with the USDA or for the acquisition and development of new technologies. This would have an adverse affect on our operations and potential profitability, in which case we may need to substantially curtail or cease our research and development activities.

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

We Will Require Additional Financing To Sustain Our Operations And Without It We Will Not Be Able To Continue Operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2007 and 2006, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2007, we had a working capital deficit of $552,479. Although we believe that we have sufficient financial resources and commitments to sustain our current level of research and development activities through the end of December 2008, any expansion, acceleration or continuation (beyond December 2008) of such activities will require additional capital which may not be available to us, if at all, on terms and conditions that we find acceptable.

We May Not Be Able To Repay Loans We Have Received From Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Director And Majority Stockholder, To Fund Our Operation.

As of March 24, 2008, we owed an aggregate of $877,800 to Harmel S. Rayat, our secretary, treasurer, chief financial officer, director and majority stockholder, pursuant to his $1,500,000 loan commitment to us. On January 18, 2006, we agreed, in consideration of Mr. Rayat’s oral undertaking to increase his loan commitment to us from $1,500,000 to $1,600,000, to convert the loans to demand loans. The loans are due upon the receipt of the written demand from Mr. Rayat. The loans bear interest at the rate of 8.50% per annum. We do not currently have sufficient capital on hand to repay these loans. We may repay these loans, at any time, without penalty.

The Success Of Our Sponsored Research And Development Program Is Uncertain And We Expect To Be Engaged In Research And Development Efforts For A Considerable Period Of Time Before We Will Be In A Position, If Ever, To Develop And Commercialize Products Derived From Our Sponsored Research Program.

We expect to continue our current sponsored research and development programs through at least 2008. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts we have budgeted and actual time may exceed our expectations. If our research and development requires more funding or time than we anticipate, then we may have to reduce technological development efforts or seek additional financing. There can be no assurance that we will be able to secure any necessary additional financing or that such financing would be available to us on favorable terms. Additional financings could result in substantial dilution to existing stockholders. Even if we are able to fully fund our research and development program, there is no assurance that, even upon successful completion of our program, we will ever be able to commercialize products, if any, derived from our research efforts or that we will be able to generate any revenues from operations.

Our Sponsored Research and Development Programs Are In The Development Stage And The Results We Attain May Not Prove To Be Adequate For Purposes of Developing and Commercializing Any Products Or Otherwise To Support A Profitable Business Venture.

Our sponsored research and development programs are in the development stage.  Our programs are targeting specifically, cell based influenza vaccine production, in-vitro toxicology and drug testing platforms, and the development of an artificial liver device. We will require significant further research, development, testing and regulatory approvals and significant additional investment before we will be in a position to attempt to commercialize products derived from our research and development programs.  We cannot currently estimate with any accuracy the amount of these funds because it may vary significantly depending on the results of our current sponsored research and development activities, product testing, costs of acquiring licenses, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, manufacturing, marketing and other costs associated with commercialization of products following receipt of approval from regulatory bodies and other factors.

There can be no assurances that our sponsored research will be successful. The ultimate results of our ongoing research programs may demonstrate that the technologies being researched by us may be ineffective, unsafe or unlikely to receive necessary regulatory approvals, if ever. If such results are obtained, we will be unable to create marketable products or generate revenues and we may have to cease operations.

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

Our current sponsored research and development program is based entirely on our CRADA with the USDA’s Agricultural Research Service.  The termination date of the CRADA is November 19, 2009.  However, the CRADA provides that it may be terminated unilaterally by either us or the USDA’s Agricultural Research Service upon written notice of not less than sixty calendar days prior to the desired termination date.  This means that the USDA’s Agricultural Research Service could terminate the CRADA even if we are not in default under the terms of the Agreement.  If the USDA’s Agricultural Research Service were to do so, our business and future prospects would be materially adversely affected.

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

We are also dependent upon the services of certain key scientific personnel who are not employed by us, including the principal investigators with respect to our ongoing sponsored research regarding both the development of cell based influenza vaccine production technologies and the treatment of liver disease (and related conditions), including the development of an artificial liver device, and in-vitro toxicology testing technologies. The loss of the services provided by such persons could have a materially adverse effect on us, unless qualified replacements could be found. We have no control over whether our principal investigators or other scientific personnel will choose to remain involved with our projects. Since these individuals are not bound by contract to us nor employed by us directly, they might move on to other research or positions.

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

Our Sponsored Research and Development Program Uses Feeder Cells Derived From Mice, Which Could Prevent The FDA Or Other Health Regulatory Agencies From Approving Products, If Any, Derived From Our Research and Development Efforts.

Because mice carry genetic material of the species specific virus, our use of cells derived from mice carries a risk of transmitting viruses harmless to mice, but deadly to humans. This may result in the FDA or other health regulatory agencies not approving products, if any, derived from our sponsored research and development efforts or subsequently banning any further use of any such products should health concerns arise after any such product was approved. At this time, it is unclear whether we will be able to obtain clinical and product liability insurance that covers the use of mouse feeder cells.

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

We do not have any patents regarding our sponsored research and development activities with the USDA. Further, we may not be able to assert any rights, under our CRADA, to any patents held by the USDA’s Agriculture Research Service. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current sponsored research and development program or future products, if any, derived from our sponsored research and development program. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Therefore, we cannot be certain that we have not infringed the intellectual property rights of such third parties.

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

We Rely On Our Management, The Loss Of Whose Services Could Have A Material Adverse Affect On Our Business.

We rely upon the services of our board of directors and management, in particular those of our president and chief executive officer, Mr. Frank Menzler, the loss of which could have a material adverse affect on our business and prospects.  Competition for qualified personnel to serve in a senior management position is intense.  If we are not able to retain our directors and management, or attract other qualified personnel, we may not be able to fully implement our business strategy; failure to do so would have a materially adverse impact on our future prospects.

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

RISKS RELATED TO OUR COMMON STOCK

Future Sales Of Our Common Stock May Decrease Our Stock Price.

We have issued a total of 78,606,999 shares of common stock, of which 48,953,332 are eligible for resale under Rule 144 of the Securities Act. In addition, we have also registered a substantial number of shares of common stock that are issuable upon the exercise of options. If holders of options choose to exercise their purchase rights and sell shares of common stock in the public market or if the selling stockholders whose shares are being registered pursuant to this prospectus sell or attempt to publicly sell such shares all at once or in a short time period, the prevailing market price for our common stock may decline. Future public sales of shares of common stock may adversely affect the market price of our common stock or our future ability to raise capital by offering equity securities.

Our Stock Price Historically Has Been Volatile And May Continue To Be Volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the  announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by our stockholders and by us, including GCA Strategic and Equinox pursuant to this prospectus and subsequent sale of common stock by the holders of options could have an adverse effect on the market price of our shares.

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

Mr. Harmel S. Rayat, Our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer And  Director, Is Able To Substantially Influence All Matters Requiring Approval By Our Stockholders, Including The Election Of Directors.

As of March 24, 2008, Mr. Rayat beneficially owned 44,213,056 shares, constituting approximately 56% of our outstanding common stock. Accordingly, he is able to substantially influence virtually all matters requiring approval by our stockholders, including the election of directors. Our Articles of Incorporation do not provide for cumulative voting in the election of directors and, therefore, although they are able to vote, our other stockholders should not expect to be able to elect any directors to our board of directors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in the fourth quarter of 2007. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the second or third quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "HPLF". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

First Quarter 2005

$4.97

$2.38

Second Quarter 2005

$3.12

$1.80

Third Quarter 2005

$2.10

$1.40

Fourth Quarter 2005

$2.20

$1.35

First Quarter 2006

$1.62

$0.98

Second Quarter 2006

$1.03

$0.62

Third Quarter 2006

$1.28

$0.61

Fourth Quarter 2006

$0.81

$0.54

First Quarter 2007

$0.70

$0.41

Second Quarter 2007

$1.76

$0.55

Third Quarter 2007

$1.07

$0.57

Fourth Quarter 2007

$0.85

$0.36

January 1, 2008 – March 24, 2008

$0.40

$0.31

As of March 24, 2008, there were approximately 53 stockholders of record of the Company's Common Stock. We are engaged in a highly dynamic industry, which often results in significant volatility of our common stock price.

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

(a)

(b)

(c)

_____________________________________________________________________________________________

Equity compensation plans

approved by security holders

2,000,000

$0.52

35,771,250

Equity compensation plans not

approved by security holders

_____________________________________________________________________________________________

Total

2,000,000

$0.52

35,771,250

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATEMENT OF OPERATIONS

	Years Ended December 31
	2003	2004	2005	2006	2007
Revenues	$-	$-	$-	$-	$-

General and administrative
Management fees and consulting fees – Related party	28,500	9,500	29,925	36,166	26,932
Investor Relations	960,003	1,016,916	696,282	451,373	540,315
Stock based compensation expense	-	-	-	2,607,302	935,044
Other operating expense	53,309	219,626	326,006	659,726	1,006,289
Research and Development	41,400	151,546	261,691	302,618	172,533
Stock offering costs	-	-	1,420,796	505,917	-

Total General and Administrative Expenses	1,083,212	1,397,588	2,734,700	4,563,102	2,681,113

Other Income
Interest Expenses	20,458	39,946	83,365	104,436	88,992
Interest Income	(947)	(1,921)	(4,463)	(13,039)	(39,451)
Amortization of discount on issuance of convertible promissory notes	-	-	-	-	1,624,756
Amortization of deferred financing costs	-	-	-	-	82,787
	19,511	38,025	78,902	91,397	1,757,084

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	($1,102,723)	($1,435,613)	($2,813,602)	($4,654,499)	($4,438,197)

Basic and Diluted Loss Per Common Share	($0.02)	($0.02)	($0.04)	($0.07)	($0.06)

Weighted Average Common Shares Outstanding	57,817,305	64,610,777	69,314,822	71,449,018	74,101,897

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

Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service and a sponsored research agreement with Michigan State University..

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

Cell-Based Vaccine Production

We are working towards optimizing the functionality of a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was developed for use in cell-based vaccine production and was exclusively licensed from Michigan State University in June 2006. The license agreement gives HepaLife exclusive rights to five issued patents. Successful cell-culture based vaccine production has the potential to reduce manufacturing time compared to traditional influenza vaccine manufacturing methods and could allow for rapid expansion of vaccine production in the face of an influenza pandemic.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, investor relations costs, stock based compensation costs, accounting costs, and other professional and administrative costs.

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

Results of Operations

We have yet to establish any history of profitable operations.  We have not generated any revenues from operations during the past 5 years and do not expect to generate any revenues for the foreseeable future. We have incurred annual operating losses of $4,438,197, $4,654,499, and $2,813,602 respectively, during the past three fiscal years of operation.  As a result, at December 31, 2007, we had an accumulated deficit of $15,654,069.  Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2007 and 2006, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for Years Ended December 31, 2007 and 2006

We had no revenues in 2007 and 2006. Our general and administrative expenses decreased 41% to $2,508,580 in 2007, from $4,260,484 in the same period in 2006. This decrease was primarily attributable a reduction in the stock based compensation expense that incurred in 2006.

In 2007, we also incurred $172,533 in research and development expenses, a decrease of 43%, compared to $302,618 of research and development costs that we incurred in 2006.

Interest income increased 203% to $39,451 in 2007, from $13,039 during the same period in 2006. This was the result of higher average cash balances maintained during 2007.

Our net loss in 2007 decreased 5% to $4,438,197, from $4,654,499 in 2006.

Liquidity and Capital Resources for Years Ended December 31, 2007 and 2006

At December 31, 2007, the Company had a cash balance of $534,113, compared to a cash balance of $252,887 at December 31, 2006.

During 2007, the Company used $1,895,400 of net cash from operating activities, as compared to $1,422,509 of net cash in 2006.

Net cash provided by financing activities was $2,259,276 for 2007 compared to $1,592,246 for 2006. The Company has financed its operations primarily from cash on hand, through loans from shareholders, proceeds from stock option and warrant exercises, through the common stock purchase agreement with Fusion Capital and through the securities purchase agreement with GCA Strategic Investment Limited.

At this time, we have no agreements or understandings with any third party regarding any financings.

During the year ended December 31, 2007, Fusion Capital has purchased 891,019 (2006: 2,154,661) shares of common stock of the Company for total proceeds of $495,001 (2006: $1,719,996).

During the year ended December 31, 2007, Notes in the amount of $1,745,000 were converted into 2,604,721 shares.

Results of Operations for Years Ended December 31, 2006 and 2005

We had no revenues in 2006 and 2005. Our general and administrative expenses increased 72% to $4,260,484 in 2006, from $2,473,009 in the same period in 2005. This increase was primarily attributable to the stock based compensation expense that incurred in 2006.

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

On November 20, 2007, we entered into a new CRADA with USDA’s Agricultural Research Service pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

As of December 31, 2007, total payments of $144,103 have been paid.

Ownership of Developed Technologies Under the CRADA

Under the terms of the CRADA all rights, title and interest in any subject invention made solely by USDA’s Agricultural Research Service employees are owned by USDA’s Agricultural Research Service, solely by us are owned by us, and any such inventions are owned jointly by us and USDA’s Agricultural Research Service if made jointly by USDA’s Agricultural Research Service and us. Under the CRADA, we have an option to negotiate an exclusive license in each subject invention owned or co-owned by USDA’s Agricultural Research Service for one or more field(s) of use encompassed by the CRADA. The option terminates when and if we fail to:

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

As of December 31, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

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

Although the termination date of the sponsored research agreement was July 14, 2007, either party may unilaterally terminate the entire agreement at any time by giving the other party written notice not less than ninety calendar days prior to the desired termination date. To date, we have neither given nor received any such written notice.

License Agreement

USDA Agricultural Research Service

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the USDA’s, Agricultural Research Service for the use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

The terms of the agreement cover specific patents and the PICM-19 hepatocyte cell lines. Financial details were not disclosed.

As of December 31, 2007, total payments of $75,000 of the $150,000 for license fee have been paid.

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

Related Party Transactions

Management Fees: During the year ended December 31, 2007, the Company paid management fees of  $4,900 (2006: $10,800) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of December 31, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2007, amounted to $208,330 (2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $35,740 (2006: $38,656) for the year ended December 31, 2007.

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

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

28

Consolidated Balance Sheets as of December 31, 2007 and 2006

29

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and from Inception (October 21, 1997) to December 31, 2007

30

Consolidated Statements of Stockholders’ Deficiency from Inception (October 21, 1997)

to December 31, 2007

31

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006,

and from Inception (October 21, 1997) to December 31, 2007

36

Notes to the Financial Statements

37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HepaLife Technologies, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of HepaLife Technologies, Inc. and Subsidiaries (a development stage company) ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended, and for the period from October 21, 1997 (date of inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HepaLife Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, and for the period from October 21, 1997 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

March 28, 2008

Seattle, Washington

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

(Expressed in U.S. Dollars)	2007	2006

ASSETS
Current assets
Cash	$534,113	$252,887
Prepaid expenses	4,338	3,775
Total current assets	538,451	256,662

Equipment, net (Note 6)	10,882	23,259
License fee (Note 4)	75,000	-
Deferred financing costs (Note 8)	210,728	-

Total assets	$835,061	$279,921

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,800	$170,077
Accounts payable - related parties (Note 3)	208,330	158,535
Notes payable - related party (Note 3)	877,800	1,010,000
Total current liabilities	1,090,930	1,338,612

Convertible promissory note, at face value (Note 8)	755,000	-
Discount on convertible promissory notes (Note 8)	(468,343)	-
	286,657	-

Total liabilities	1,377,587	1,338,612

Commitments and Contingencies (Note 4, 5)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 76,264,584 (2006: 72,768,844)	76,265	72,769
Additional paid-in capital	15,039,050	10,084,412
Accumulated other comprehensive income (loss)	(3,772)	-
Loss accumulated during the development stage	(15,654,069)	(11,215,872)

Total stockholders' equity (deficiency)	(542,526)	(1,058,691)

Total liabilities and stockholders' equity	$835,061	$279,921

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006
and from inception (October 21, 1997) to December 31, 2007

			From inception
			(October 21, 1997)
			to December 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Administrative and general	219,576	132,486	641,348
Depreciation	16,255	6,528	27,589
Professional fees- accounting and legal	99,893	164,564	507,521
Management and consulting fees (Note 3)	26,932	36,166	1,002,337
Research and development (Notes 4 and 5)	172,533	302,618	1,021,288
Salary and benefits (Note 10)	1,513,522	2,906,911	4,476,970
Shareholder and investor relations	540,315	451,373	3,784,389
Stock offering costs	-	505,917	1,926,713
Transfer agent and filing	4,628	3,767	16,017
Travel	87,459	52,772	293,599

	2,681,113	4,563,102	13,697,771

Operating Loss	(2,681,113)	(4,563,102)	(13,697,771)

Other income and expenses
Interest on promissory note	(80,431)	(93,833)	(313,497)
Interest, bank charges and foreign exchange loss	(8,561)	(10,603)	(24,546)
Interest income	39,451	13,039	89,288
Amortization of discount on issuance of convertible promissory notes (Note 8)	(1,624,756)	-	(1,624,756)
Amortization of deferred financing costs (Note 8)	(82,787)	-	(82,787)
	(1,757,084)	(91,397)	(1,956,298)

Net loss available to common shareholders	$(4,438,197)	$(4,654,499)	$(15,654,069)

Loss per share - basic and diluted	$(0.06)	$(0.07)

Weighted average number of common shares
outstanding - basic and diluted	74,101,897	71,449,018

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
from inception (October 31, 1997) to December 31, 2007

	Common Stock			Accumulated other	Loss accumulated		Total stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	Additional paid-in capital	comprehensive income	during development stage	Comprehensive income (loss)	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$-	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-		75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000		-		400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-		(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000		-		300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-		(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-		(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067		-		134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-		(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590		-		600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840		-		108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	\2,390	117,110		-		119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080		-		96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-		(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317		-		398,600

Common stock issued pursuant to
exercise of share purchase warrants

in November 2003 at $0.025 per share	7,300,000	7,300	175,200		-		182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-		(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998		-		1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000		-		50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-		(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950		-		155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905		-		94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900		-		211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360		-		84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450		-		105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000		-		31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580		-		37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504		-		1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005					(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-		505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-		450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-		330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-		584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-		355,003

Exercise of stock options	175,000	175	12,075	-	-		12,250

Stock based compensation expenses	-	-	2,607,302	-	-		2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006					(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619				205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491				290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395				1,745,000

Proceeds allocated to the warrants issued with
the convertible notes			497,689				497,689

Warrants issued for the payment of broker's fees			64,990				64,990

Intrinsic value of the beneficial conversion feature
of the notes			1,220,410				1,220,410

Stock based compensation expenses			935,044				935,044

Comprehensive income (loss)
Foreign currency translation adjustment				(3,772)		(3,772)	(3,772)

Loss, year ended December 31, 2007					(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						$(4,441,969)

Balance, December 31, 2007	76,264,584	$76,265	$15,039,050	$(3,772)	$ (15,654,069)		$(542,526)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006
and from inception (October 21, 1997) to December 31, 2007

			From inception
			(October 21, 1997)
			to December 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from operating activities
Net Loss	$(4,438,197)	$(4,654,499)	$(15,654,069)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	16,255	6,528	27,589
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	-	505,917	1,926,713
Stock based compensation expenses	935,044	2,607,302	3,542,346
Amortization of discount on convertible promissory notes	1,624,756	-	1,624,756
Amortization of deferred financing costs	82,787	-	82,787
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	(563)	(3,775)	(4,338)
Increase (decrease) in accounts payable	(165,277)	63,840	4,800
Increase in accounts payable - related party	49,795	52,178	208,330
Net cash used in operating activities	(1,895,400)	(1,422,509)	(7,379,986)

Cash flows from investing activities
Purchase of property and equipment	(3,878)	(24,113)	(38,471)
Increase in license fees	(75,000)	-	(75,000)
Net cash used in investing activities	(78,878)	(24,113)	(113,471)

Cash flows from financing activities
Proceeds from issuance of common stock, net	495,001	1,732,246	5,257,067
Proceeds from issuance of convertible notes	2,125,000	-	2,125,000
Repayment of promissory notes	(132,200)	(140,000)	877,800
Cash paid for finders fee	(228,525)	-	(228,525)
Net cash provided by financing activities	2,259,276	1,592,246	8,031,342

Increase in cash and cash equivalents	284,998	145,624	537,885

Effect of foreign exchange rate	(3,772)	-	(3,772)

Cash and cash equivalents, beginning of period	252,887	107,263	-
Cash and cash equivalents, end of period	$534,113	$252,887	$534,113

Supplemental disclosure of cash flow information:
Interest paid in cash	$25,930	$19,736	$97,575
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$861,000
Issuance of common stock as stock offering costs	$-	$505,917	$1,926,713
Issuance of warrants for deferred financing costs	$64,990	$-	$64,990
Conversion of debt to equity	$1,745,000	$-	$1,745,000

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION - GOING CONCERN UNCERTAINITIES

HepaLife Technologies, Inc. (the “Company”) was incorporated in the State of Florida on October 21, 1997, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 shares of $0.10 par value preferred stock, which may be divided into series with the rights and preferences of the preferred stock to be determined by the Board of Directors. On August 10, 2001, Articles of Amendment to the Articles of Incorporation were filed to increase the authorized capital stock of the Company to 300,000,000 shares of $0.001 par value common stock.

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of cell-based technologies and products. Current cell-based technologies under development by HepaLife include 1) the first-of-its-kind artificial liver device, 2) proprietary in-vitro toxicology and pre-clinical drug testing platforms, and 3) novel cell-culture based vaccine production methods for the manufacture of vaccines against H5N1 avian influenza and other viruses.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern and may cause it to cease operations.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2007. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company issued a Convertible Note and warrants for gross proceeds of $2,125,000 on May 11, 2007 (Note 8). Management believes that its current and future plans enable it to continue operations through December 31, 2008. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HepaLife Technologies, Inc. and its subsidiaries, Phoenix BioSystems, Inc., HepaLife Technologies Ltd. and HepaLife Biosystems Inc. Phoenix BioSystems, Inc. was incorporated under the laws of the State of Nevada on June 6, 2006. HepaLife Technologies Ltd. was incorporated on April 11, 2007 in British Columbia, Canada, for the purpose of streamlining business operations in Canada. HepaLife Biosystems Inc., was incorporated in State of Nevada on April 17, 2007 for the purpose of categorizing operations and accounting associated with the Company’s ongoing research and development efforts associated with its patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

(d)  Reclassification

Certain prior period amounts have been reclassified to conform with current year presentation.

(e) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents for the year ended December 31, 2007 and 2006.  The Company occasionally has cash deposits in excess of insured limits.

(f) Equipment and Depreciation

Equipment is initially recorded at cost and is depreciated under the straight-line method over their estimated useful life as follows:

Computer equipment - 2 years

Furniture and fixture - 2 years

Repairs and maintenance expenses are charged to operations as incurred.

(g) Research and Development

Research and development costs are expensed as incurred.

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

(j) Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

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

(m) Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002, which presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.   No impairment of intangible assets was recorded during the years ended December 31, 2007 and 2006.

(n) Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

(p) Related Party Transactions

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

(q) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Fees: During the year ended December 31, 2007, the Company paid management fees of  $4,900 (2006: $10,800) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of December 31, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2007, amounted to $208,330 (2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $35,740 (2006: $38,656) for the year ended December 31, 2007.

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

NOTE 4 - COOPERATIVE AGREEMENTS

(i) Cooperative Research and Development Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “Agreement”) with the United States Department of Agriculture’s (“USDA”) Agricultural Research Service (“ARS”), and committed a total payment of $292,727 to ARS over the two year period, ending February 19, 2005.

On May 24, 2004, the Agreement was extended to September 30, 2007 and later to December 1, 2007 and the required total payments to ARS were amended to $807,828; of which the entire amount was paid as of December 31, 2007.

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

(ii) New Cooperative Research and Development Agreement

On November 20, 2007, HepaLife Technologies, Inc. entered into a new Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Agriculture, Agricultural Research Service pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

The Company has to pay a license execution fee for existing and future patents related to the PICM-19 hepatocyte cell lines in the amount of $150,000 and annual license maintenance fee of $10,000 per year from 2010 to 2012, $20,000 in 2013 and $50,000 each year thereafter until the expiration of the last to expire licensed patents.

The Company also has to pay in total $200,000 as milestone payments upon completion of three different milestone events.

The Company has to pay royalties of 3% to 6% on the net sales of any resulting licensed products.

As of December 31, 2007, total payments of $144,103 have been paid, including $75,000 (capitalized) of the $150,000 for license fee.

NOTE 5 - LICENSE AGREEMENT

On June 15, 2006, the Company, through its subsidiary, Phoenix BioSystems, Inc. (“PBS”), entered into an exclusive worldwide license agreement with Michigan State University (“MSU”) for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

The license agreement gives the Company exclusive rights to five issued patents. Under the terms of the license agreement, the Company agreed to pay MSU an initial fee of $1,000 (paid) upon execution of the license agreement. A 2.5% annual royalty based on future sales is payable, with an annual minimum payment of $10,000 from 2010 to 2014 and $20,000 from 2015 until the expiration of the last to expire of the patents, or until fifteen (15) years after the effective date of June 15, 2006, whichever is longer.

The Company also has to make milestone payments of $1,000, $2,000, $2,000 and $10,000 to MSU when MSU achieves each of the 4 different developmental steps, respectively.

As part of the license agreement, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of PBS, to Dr. Paul Coussens at par value on October 2, 2006. After issuance of the shares, the Company holds 85% of the total issued and outstanding shares of PBS. The Company recorded the fair value of the shares of PBS issued to Dr. Paul Coussens at a nominal value.  As PBS had no assets or liabilities no value allocated to the minority interest.  As PBS has no assets or liabilities, no value was allocated to the minority interest.

As of December 31, 2007, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $64,851 to MSU.

NOTE 6 - EQUIPMENT

	2007	2006

Computer equipment	$37,382	$33,504
furniture and fixtures	1,089	1,089
	38,471	34,593
Less: accumulated depreciation	(27,589)	(11,334)
	$10,882	$23,259

Depreciation expenses charged to operations for the year ended December 31, 2007 were $16,255 (2006: $6,528).

NOTE 7 - SHARE CAPITAL

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

During the year ended December 31, 2007, Fusion Capital has purchased 891,019 (2006: 2,154,661) shares of common stock of the Company for total proceeds of $495,001 (2006: $1,719,996).

NOTE 8 - CONVERTIBLE PROMISSORY NOTE

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

The Company also agreed to pay:

• Global Capital Advisors, LLC (“Adviser”), the Purchaser's adviser, out of pocket fees of $15,000; and

• Equinox Securities, Inc., an NASD registered broker/dealer, pursuant to an agreement dated April 19, 2007 10% of the amount funded ($212,500) plus a warrant to purchase a number of shares of the Company’s common stock equal to 10% (in this case, 67,000 shares) of the number of shares subject to the Warrants at the same exercise price as set forth in the Warrants ($1.50 per share) in consideration of its efforts in securing, on behalf of the Company, the financing with the Purchaser.

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

(v) Bifurcation of the Warrants from the Convertible Note and the Intrinsic Value of the Beneficial Conversion Feature of the Note

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

The Convertible Note is a complex hybrid instrument bearing an option, the alternative choices of which cannot exist independently of one another. Thus the beneficial conversion feature cannot be separated from the debt according to paragraph 7 and 12 of Accounting Principal Board Opinion 14: Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). The embedded beneficial conversion feature is recognized and measured in accordance with paragraph 5 of Emerging Issues Task Force 98-5: Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and paragraph 5 of Emerging Issues Task Force 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), whereby the intrinsic value of the beneficial conversion feature is calculated at the commitment date as the difference between the effective conversion price of the Note and the fair value of the common stock which the Note is convertible, multiplied by the number of shares into which the Note is convertible. The intrinsic value of the beneficial conversion feature, $1,220,410, is treated as a discount on issuance of the Convertible Note and is amortized over the life of the Note.

The warrants are detached from the Notes with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. According to paragraph 16 of APB 14, the portion of the proceeds of the Notes issued with the detachable warrants which is allocable to the warrants is accounted for as paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issuance. The portions of the proceeds allocated to the Notes and warrants were $1,627,311 and $497,689 (See Note 10) respectively. The resultant discount is amortized over the life of the Note.

During the year ended December 31, 2007, Notes in the amount of $1,745,000 were converted into 2,604,721 shares.

During the year ended December 31, 2007, $1,624,756 of the discount on issuance of Note was recorded in the statement of operations, leaving $468,343 unamortized as at December 31, 2007.

NOTE 9 - WARRANTS

As of December 31, 2007, there were 737,000 warrants outstanding (Note 8). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012. The fair value of the 737,000 warrants issued on May 11, 2007 was $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected life of the conversion feature in years	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

NOTE 10 - STOCK OPTIONS

As of December 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at December 31, 2005	16,848,000	$1.29
Granted	8,250,000	0.82
Exercised	(175,000)	0.07
Cancelled	(14,573,000)	1.49
Outstanding at December 31, 2006	10,350,000	0.67
Granted	2,026,750	0.52
Cancelled	(10,350,000)	0.67
Outstanding at December 31, 2007	2,026,750	0.52	9.09	$-

Exercisable at December 31, 2007	-	$0.52

Available for grant at December 31, 2007	35,771,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $nil) for the year ended December 31, 2007. Weighted average fair value of options granted during the year ended December 31, 2007 was $0.43 (2006: $nil) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Outstanding, December 31, 2005	-	$-
Granted during 2006	8,250,000	0.49
Vested during 2006	(3,600,000)	0.47
Outstanding, December 31, 2006	4,650,000	0.51
Granted during 2007	2,026,750	0.43
Cancelled during 2007	(4,650,000)	0.51
Outstanding, December 31, 2007	2,026,750	0.43

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

On December 1, 2007, the Company granted options to two employees to purchase up to 17,000 shares of the Company’s common stock at an exercise price of $0.58. The options are vested in 4,250 options each upon achieving each of the four goals set by the Company. The four goals are expected to be achieved on or before March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 respectively.

On December 1, 2007, the Company granted options to an employee to purchase up to 9,750 shares of the Company’s common stock at an exercise price of $0.58. Of the total options, 750 options vest upon achieving the first goal of the Company. The remaining options are vested in 2,250 options each upon achieving each of the four goals set by the Company. The four goals are expected to be achieved on or before March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 respectively.

The fair value of the 26,750 options granted was estimated at $0.25 each, for a total of amount of $6,688, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 94.73%, risk-free interest rates of 3.41%, and expected lives of 5 years.

During the year ended December 31, 2007, compensation expense of $935,044 (2006: $2,607,302) was recognized for options previously granted and vesting over time and is recorded in Salaries and Benefits on the Consolidated Statements of Operations. As of December 31, 2007, the Company had $580,179 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of years.

The options outstanding and exercisable as of December 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2007	Life (Years)	Price	2007	Price

$0.52	2,000,000	9.08	$0.52	-	$0.52
0.58	26,750	9.93	0.58	-	0.58
0.52	2,026,750	9.09	0.52	-	0.52

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 11 – INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2007 and 2006 due to the Company’s loss position. The benefits of temporary differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a full valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheets is primarily a result of stock compensation costs, research and development costs, and of start-up expenses, which are capitalized for income tax purposes. Net deferred tax assets are summarized as follows:

	2007	2006

Net operating loss carryforwards	$2,262,000	$1,682,000
Stock compensation costs	1,204,000	886,000
Other	683,000	624,000
	4,149,000	3,192,000
Valuation allowance	(4,149,000)	(3,192,000)
Net deferred tax assets	$-	$-

The 2007 increase in the valuation allowance was $957,000 (2006: $1,386,000).

The Company has available net operating loss carryforwards of approximately $6,653,000 (2006 - $4,947,000) for tax purposes to offset future taxable income which expire commencing 2008 to 2027. Additionally, research and development, start-up costs of approximately $1,834,000 are available to reduce taxable income (2006 - $1,834,00), assuming normal operations have commenced.   The tax years 2005 through 2007 remain open to examination by federal authorities and other jurisdictions of which the company operates.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Statutory federal income tax	-34.00%	-34.00%	-34.00%
Valuation allowance	34.00%	17.00%	34.00%
Stock offering costs	-	17.00%	-
Effective income tax rate	0.00%	0.00%	0.00%

NOTE 12 – SUBSEQUENT EVENTS

In January 2008, the remaining convertible notes, $755,000, were converted into 2,342,415 common shares of the Company.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent registered public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

FRANK MENZLER, (Age 39). President, Chief Executive Officer, Director. In 1998, Mr. Menzler co-founded Impella Cardiotechnik AG (Germany), helping to raise more than $30 million in grants and venture capital for the nation's first-ever academically-sponsored research effort to receive private venture capital funding. In 2002, Mr. Menzler served as Marketing Manager for Europe, Middle East, Africa and Canada (EMEAC) at Guidant Corporation's, Cardiac Surgery Business Unit in Brussels, Belgium.  In 2004, Mr. Menzler joined Abiomed as General Manager, Europe, and then in 2006 was named Director, International Distributors, and was responsible sales, training and operations.  Mr. Menzler was appointed President, Chief Executive Officer and joined the Board of Directors on October 1, 2006.

JAVIER JIMENEZ (Age 43).  Director.  In 2000, Mr. Jimenez joined GE Healthcare, a $15 billion unit of General Electric Company. Mr. Jimenez held several key finance and management positions in the United States and Latin America.  In 2004, Mr. Jimenez joined ABIOMED, Inc., developer of the world’s first self-contained artificial heart. Mr. Jimenez served in numerous positions, most recently as Vice President, General Manager Europe, where he was responsible for key facets of the company’s operations in Europe, Middle East, and Africa.  Mr. Jimenez joined the Board of Directors on March 14, 2007.

HARMEL S. RAYAT (Age 46). Secretary, Treasurer, Chief Financial Officer, Chairman, Director.  Mr. Rayat has served as one of our directors since December 4, 2000. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations, From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Prior thereto, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to a wide range of emerging growth corporations.  During the past five years, Mr. Rayat has served, at various times, as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, PhytoMedical Technologies, Inc. (currently secretary, treasurer, chief financial officer, director, and majority stockholder), Entheos Technologies, Inc. (currently president, chief executive officer, chief financial officer, director, and majority stockholder), MicroChannel Technologies Corporation (currently secretary, treasurer, chief financial officer, director, and majority stockholder), Octillion Corp. (currently president, chief executive officer, chief financial officer, director and majority stockholder), and International  Energy, Inc. (currently secretary, treasurer, chief financial officer and director and majority stockholder).

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., MicroChannel Technologies Corporation, Octillion Corp. and International Energy, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish us with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal 2007 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the three-year period ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2007 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year      Salary

Bonus

Other(1)

       Granted

Compensation

Frank Menzler

2007

$225,000

$0

$0

  2,000,000

$0

President, CEO

2006

$56,250

$0

$0

   0

$0

Director

2005

$0

$0

$0

   0

$0

Harmel S. Rayat

2007

$0

$0

$0

   0

$0

Secretary, Treasurer

2006

$0

$0

$0

   0

$0

Chief Financial

2005

$0

$0

$2,300

   0

$0

Officer, Chairman

and Director

Javier Jimenez

2007

$0

$0

$3,050

   0

$0

Director

2006

$0

$0

$0

   0

$0

2005

$0

$0

$0

   0

$0

Arian Soheili (2)

2007

$0

$0

$1,050

   0

$0

Former Secretary,

2006

$0

$0

$3,600

   0

$0

Treasurer, Director

2005

$0

$0

$4,900

   0

$0

Jasvir Kheleh (3)

2007

$0

$0

$1,050

   0

$0

Former Director

2006

$0

$0

$3,600

   0

$0

2005

$0

$0

$4,100

   0

$0

(1) Includes standard Board of Directors fees and meeting attendance fees.

(2) Resigned as Secretary, Treasurer and Director on March 14, 2007

(3) Resigned as Director on March 14, 2007

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2007 to the named officers and directors:

   Number of

% of Total

   Securities

Options Granted

   Underlying

to Employees

Exercise

Expiration

Name

   Options

in 2007

Price ($/sh)

Date

Frank Menzler

2,000,000

99%

$0.52

January 25, 2017

Harmel Rayat

0

0

n/a

n/a

Javier Jimenez

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

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised

Value of Unexercised In-the-money

Options on December 31, 2007

Options on December 31, 2007

Name

Exercisable

     Unexercisable

Exercisable

  Unexercisable

Frank Menzler

0

2,000,000

0

$730,000

Harmel Rayat

0

0

0

0

Javier Jimenez

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TRANSACTIONS.

The following table sets forth, as of March 24, 2008, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Frank Menzler (1)

2,000,000

3%

60 State Street, Suite 700

Boston, MA  02109

Javier Jimenez

0

0%

60 State Street, Suite 700

Boston, MA  02109

Harmel S. Rayat (2)

44,213,056

56%

216-1628 West First Avenue

Vancouver, B.C. V6J 1G1 Canada

Directors and Executive Officers

46,213,056

59%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Fees: During the year ended December 31, 2007, the Company paid management fees of  $4,900 (2006: $10,800) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of December 31, 2007, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at December 31, 2007, amounted to $208,330 (2006: $158,535).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company pays a monthly rent of C$3,200 effective from April 1, 2006. The Company paid rent of $35,740 (2006: $38,656) for the year ended December 31, 2007.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-K;  and our  quarterly reports on Form  10-Q  during the fiscal  years  ending  December  31, 2007 and December 31, 2006 were $25,770 and $30,830 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal 2007 and 2006 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2007 and 2006 were $0.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

November 8, 2007: On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service (USDA, ARS) for the use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

November 16, 2007: On November 8, 2007, HepaLife Technologies, Inc. issued a news release to that the Company has entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service (USDA, ARS) for the use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

November 28, 2007: On November 20, 2007, HepaLife Technologies, Inc. entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Agriculture, Agricultural Research Service (USDA-ARS) pertaining to the continued development and  use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

December 19, 2007: On December 17, 2007, HepaLife Technologies, Inc. issued a news release to announce details of a series of significant achievements in the development of the first-of-its-kind bioartificial liver device, allowing the Company to move closer to initial in-vivo trials.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 28th day of March, 2008.

HepaLife Technologies, Inc.

/s/ Frank Menzler

Frank Menzler

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Frank Menzler

Director , President,

March 28, 2008

Frank Menzler

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Chairman

March 28, 2008

Harmel S. Rayat

Secretary, Treasurer

Chief Financial Officer,

Principal Accounting Officer

/s/ Javier Jimenez

Director

March 28, 2008

Javier Jimenez