Form 10-Q
period 2008-03-31
HEPALIFE TECHNOLOGIES INC
filed 2008-05-15
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[   ]

Smaller Reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,606,999 shares of Common Stock, par value $0.001, were outstanding on May 14, 2008.

TABLE OF CONTENTS

HEPALIFE TECHNOLOGIES, INC.

FORM 10-Q, QUARTER ENDED MARCH 31, 2008

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statement of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

10

Notes to Interim Consolidated Financial Statements

11

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.  Controls and Procedures

23

PART II   OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits and Reports on Form 8-K

24

Signatures

25

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
(Expressed in U.S. Dollars)	2008	2007
ASSETS
Current assets
Cash	$154,149	$534,113
Prepaid expenses	3,066	4,338
Total current assets	157,215	538,451

Equipment, net (Note 7)	8,275	10,882
Licence fee (Note 5)	75,000	75,000
Deferred financing costs (Note 9)	-	210,728

Total assets	$240,490	$835,061

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,471	$4,800
Accounts payable - related parties (Note 4)	231,260	208,330
Notes payable - related party (Note 4)	877,800	877,800
Total current liabilities	1,116,531	1,090,930

Convertible promissory note, at face value (Note 9)	-	755,000
Discount on convertible promissory note (Note 9)	-	(468,343)
	-	286,657

Total liabilities	1,116,531	1,377,587

Commitments and Contingencies (Note 5, 6)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 78,606,999 (2007: 76,264,584)	78,608	76,265
Additional paid-in capital	15,942,455	15,039,050
Accumulated other comprehensive income (loss)	2,243	(3,772)
Loss accumulated during the development stage	(16,899,347)	(15,654,069)

Total stockholders' equity (deficiency)	(876,041)	(542,526)

Total liabilities and stockholders' equity	$240,490	$835,061

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
and from inception (October 21, 1997) to March 31, 2008

					From inception
					(October 21, 1997)
	March 31,		March 31,		to March 31,
(Expressed in U.S. Dollars)	2008		2007		2008

Revenue	$-		$-		$-

Expenses
Administrative and general	38,982		42,134		680,330
Depreciation	2,607		3,811		30,196
Professional fees- accounting and legal	22,545		9,703		530,066
Management and consulting fees (Note 4)	750		12,087		1,003,087
Research and development (Notes 5 and 6)	127,463		29,621		1,148,751
Salary and benefits	332,083		593,197		4,809,053
Shareholder and investor relations	3,300		9,405		3,787,689
Stock offering costs	-		-		1,926,713
Transfer agent and filing	655		460		16,672
Travel	8,612		16,645		302,211
	536,997		717,063		14,234,768

Operating Loss	(536,997)		(717,063)		(14,234,768)

Other income (expenses)
Interest on promissory note	(22,930)		(21,169)		(336,427)
Interest, bank charges and foreign exchange loss	(9,177)		(2,292)		(33,723)
Interest income	2,897		1,544		92,185
Amortization of discount on issuance of convertible promissory notes (Note 9)	(468,343)		-		(2,093,099)
Amortization of deferred financing costs (Note 9)	(210,728)		-		(293,515)
	(708,281)	-	(21,917)	-	(2,664,579)

Net loss available to common shareholders	$(1,245,278)		$(738,980)		$(16,899,347)

Loss per share - basic and diluted	$(0.02)		$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	78,370,004		72,883,097

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
from inception (October 31, 1997) to March 31, 2008

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficiency)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$(9,000)	$-	$-	$-	$3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-		75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000		-		400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-		(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000		-		300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-		(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-		(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067		-		134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-		(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590		-		600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840		-		108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110		-		119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080		-		96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-		(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317		-		398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200		-		182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-		(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998		-		1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000		-		50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-		(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950		-		155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905		-		94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900		-		211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360		-		84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450		-		105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000		-		31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580		-		37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504		-		1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005					(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-		505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-		450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-		330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-		584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-		355,003

Exercise of stock options	175,000	175	12,075	-	-		12,250

Stock based compensation expenses		-	2,607,302	-	-		2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006					(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619				205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491				290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395				1,745,000

Stock based compensation expenses			935,044				935,044

Proceeds allocated to the warrants issued with
the convertible notes			497,689				497,689

Warrants issued for the payment of broker's fees			64,990				64,990

Intrinsic value of the beneficial conversion feature
of the notes			1,220,410				1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment				(3,772)		(3,772)	(3,772)

Loss, year ended December 31, 2007					(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						$(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		$(542,526)

Common stock converted from convertible
promissory notes	2,342,415	2,343	752,657				755,000

Stock based compensation expenses			150,748				150,748

Comprehensive income (loss)
Foreign currency translation adjustment				6,015		6,015	6,015

Loss, three months ended March 31, 2008					(1,245,278)	(1,245,278)	(1,245,278)

Total comprehensive income						$(1,239,263)

Balance, March 31, 2008	78,606,999	$78,608	$ 15,942,455	$2,243	$(16,899,347)		$4(876,041)

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007
and from inception (October 21, 1997) to March 31, 2008

				From inception
				(October 21, 1997)
		March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)		2008	2007	2008

Cash flows from operating activities
Net Loss		$(1,245,278)	$(738,980)	$(16,899,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		2,607	3,811	30,196
Common stock issued for services		-	-	861,100
Common stock issued as stock offering costs		-	-	1,926,713
Stock based compensation expenses		150,748	469,762	3,693,094
Amortization of discount on issuance of convertible promissory notes		468,343	-	2,093,099
Amortization of deferred financing costs		210,728	-	293,515
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses		1,272	(175)	(3,066)
Increase (decrease) in accounts payable		2,671	(72,907)	7,471
Increase in accounts payable - related party		22,930	16,462	231,260
Net cash used in operating activities		(385,979)	(322,027)	(7,765,965)

Cash flows from investing activities
Purchase of property and equipment		-	(2,834)	(38,471)
Increase in Licence fees		-	-	(75,000)
Net cash used in investing activities		-	(2,834)	(113,471)

Cash flows from financing activities
Proceeds from issuance of common stock, net		-	160,001	5,257,067
Proceeds from issuance of convertible notes		-	-	2,125,000
Repayment of promissory notes			-	877,800
Cash paid for finders fee		-	-	(228,525)
Net cash provided by financing activities		-	160,001	8,031,342

Increase (decrease) in cash and cash equivalents		(385,979)	(164,860)	151,906

Effect of foreign exchange rate		6,015	-	2,243

Cash and cash equivalents, beginning of period		534,113	252,887
Cash and cash equivalents, end of period		$154,149	$88,027	$154,149

Supplemental disclosure of cash flow information:
Interest paid in cash		$106	$-	$97,681
Income tax paid in cash		$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services		$-	$-	$861,000
Issuance of common stock as stock offering costs		$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$		$-	$64,990
Conversion of debt to equity		$755,000	$-	$2,500,000

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern and may cause it to cease operations.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and will require additional funding during 2008. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company issued a Convertible Note and warrants for gross proceeds of $2,125,000 on May 11, 2007 (Note 9). Management believes that its current and future plans enable it to continue operations through March 31, 2008. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007, and the results of operations for three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

	Three months ended
	March 31,
	2008	2007

Numerator - net loss available to
common stockholders	$(1,245,278)	$(738,980)

Denominator - weighted average number of common shares outstanding	78,370,004	72,883,097

Basic and diluted loss per common share	$(0.02)	$(0.01)

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees: During the three months ended March 31, 2008, the Company paid management fees of $750 (2007: $nil) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of March 31, 2008, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at March 31, 2008, amounted to $231,260 (December 31, 2007: $208,330).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $9,644 (2007: $8,190) for the three months ended March 31, 2008.

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

NOTE 5 - COOPERATIVE AGREEMENTS

(i) Cooperative Research and Development Agreement

On November 1, 2002, the Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the United States Department of Agriculture’s (“USDA”) Agricultural Research Service (“ARS”), and committed a total payment of $292,727 to ARS over the two year period, ending February 19, 2005.

On May 24, 2004, the CRADA was extended to September 30, 2007 and later to December 1, 2007 and the required total payments to ARS were amended to $807,828; of which the entire amount was paid as of December 31, 2007.

As amended, the Company, instead of ARS as in the original agreement, has the first option to prepare and prosecute patent or Plant Variety Protection Certificate applications, foreign and domestic, on subject invention owned or co-owned by the U.S Government, subject to certain conditions.

The CRADA is for the purpose of funding salaries, equipment, travel and other indirect costs of one post-doctoral researcher, one support scientist, and one technician. The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line. ARS’s responsibilities include hiring the post-doctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

All rights, title, and interest in any subject invention made solely by ARS employees are owned by ARS, solely by the Company are owned by the Company, and owned jointly between the Company and ARS if made jointly by ARS and the Company. The Company is granted an option to negotiate an exclusive license in each subject invention owned or co-owned by ARS for one or more field (s) of use encompassed by the CRADA. The option terminates when the Company fails to (1) submit a complete application for an exclusive license within sixty days of being notified by ARS of an invention availability for licensing or (2) submit a good faith written response to a written proposal of licensing terms within forty five days of such proposal.

The CRADA, or parts thereof, is subject to termination at any time by mutual consent.  Either party may unilaterally terminate the entire CRADA at any time by giving the other party written notice not less than sixty calendar days prior to the desired termination date.

(ii) New Cooperative Research and Development Agreement

On November 20, 2007, HepaLife Technologies, Inc. entered into a new Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms, and committed a total payment of $519,130 to USDA-ARS over the two year period, ending November 19, 2009.

As of March 31, 2008, total payments of $263,819 have been paid, including $50,613 for purchase of equipment.

NOTE 6 - LICENSE AGREEMENT

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

The termination date of the sponsored research agreement was July 14, 2007.

On February 2, 2008, the Company, through its subsidiary, Phoenix BioSystems, Inc., entered into an amendment of the above mentioned exclusive worldwide license agreement with Michigan State University  for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

As of March 31, 2008, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $68,353 to MSU.

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service for the use of patented liver cell lines in bioartificial liver devices and in-vitro toxicological testing platforms.

NOTE 7 – EQUIPMENT

	March 31,	December 31,
	2008	2007

Computer equipment	$37,382	$37,382
furniture and fixtures	1,089	1,089
	38,471	38,471
Less: accumulated depreciation	(30,196)	(27,589)
	$8,275	$10,882

Depreciation expenses charged to operations for the three months ended March 31, 2008 were $2,607 (2007: $3,811).

NOTE 8 - SHARE CAPITAL

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

During the year ended December 31, 2007, Fusion Capital has purchased 891,019 shares of common stock of the Company for total proceeds of $495,001.

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

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

During the three months ended March 31, 2008, Notes in the amount of $755,000 were converted into 2,342,415 shares.

During the three months ended March 31, 2008, $468,343 of the discount on issuance of Note was recorded in the Statement of Operations. At March 31, 2008, all discounts on issuance of Note were amortized.

NOTE 10 - WARRANTS

As of March 31, 2008, there were 737,000 warrants outstanding (Note 9). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012. The fair value of the 737,000 warrants issued on May 11, 2007 was $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected life	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

NOTE 11 - STOCK OPTIONS

As of March 31, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term (years)	value

Outstanding at December 31, 2006	10,350,000	$0.67
Granted	2,026,750	0.52
Cancelled	(10,350,000)	0.67
Outstanding at December 31, 2007	2,026,750	0.52
Granted	75,000	0.37
Outstanding at March 31, 2008	2,101,750	0.51	8.87	$-

Exercisable at March 31, 2008	-	$0.52

Available for grant at March 31, 2008	35,696,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended March 31, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2007: $nil) for the three months ended March 31, 2008. Weighted average fair value of options granted during the three months ended March 31, 2008 was $0.27 (2007: $0.52) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Outstanding, December 31, 2006	4,650,000	$0.51
Granted during 2007	2,026,750	0.43
Cancelled during 2007	(4,650,000)	0.51
Outstanding, December 31, 2007	2,026,750	0.43
Granted during 2008	75,000	0.27
Outstanding, March 31, 2008	2,101,750	0.42

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

On February 1, 2008, the Company granted options to an employee to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.37. Of the total options, 25,000 options vest upon achieving the first goal of the Company. The remaining options are vested in another 25,000 options each upon achieving each of the three goals set by the Company. The three goals are expected to be achieved on or before July 31, 2009, January 31, 2010 and January  31, 2011 respectively.

The fair value of the 75,000 options granted was estimated at $0.27 each, for a total of amount of $20,250, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 90.53%, risk-free interest rates of 2.75%, and expected lives of 5 years.

During the three months ended March 31, 2008, compensation expense of $150,748 (2007: $469,762) was recognized for options previously granted and vesting over time and is recorded in Salaries and Benefits on the Consolidated Statements of Operations. As of March 31, 2008, the Company had $449,681 of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of March 31, 2008 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.52	2,000,000	8.83	$0.52	-	$ 0.52
0.58	26,750	9.68	0.58	-	0.58
0.37	75,000	9.85	0.37	-	0.37
0.51	2,101,750	8.88	0.51	-	0.51

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three ending March 31, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement with the United States Department of Agriculture’s Agricultural Research Service and a sponsored research agreement with Michigan State University. Currently, we are concentrating our sponsored research and development efforts on developing a cell-supported artificial liver device, in-vitro toxicology and pre-clinical drug testing platforms, and a cell-based vaccine production system.

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

Cell Based Vaccine Production

We are working towards commercializing a chicken cell line, and subclones thereof, which we refer to as the “PBS-1 Cell Line.” The PBS-1 Cell Line was developed for use in cell-based vaccine production and was exclusively licensed from

Michigan State University in June 2006. Successful cell-culture based vaccine production has the potential to reduce manufacturing time compared to traditional influenza vaccine manufacturing methods and could allow for rapid expansion of vaccine production in the face of an influenza pandemic.

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

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our CRADA with the USDA’s Agricultural Research Service and pursuant to our sponsored research agreement with MSU. The agreements include salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred, except for prepayments, which are capitalized and amortized over the applicable period. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

Sponsored Research Agreements

Cooperative Research and Development Agreement

On November 20, 2007, HepaLife Technologies, Inc. entered into a new Cooperative Research and Development Agreement  with the U.S. Department of Agriculture, Agricultural Research Service pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms, and committed to pay a total of $519,130 to USDA’s Agricultural Research Service over a two-year period ending November 19, 2009

As of March 31, 2008, total payments of $263,819 been paid, including $50,613 for purchase of equipment.

Michigan State University

On July 15, 2006, we entered into a sponsored research agreement with the Michigan State University and committed to pay up to a total of $70,000 to MSU over a one-year period ended July 14, 2007.

As of March 31, 2008, total payment of $73,352 has been paid in relation to the sponsored research agreement to MSU.

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

License Agreement

(i)USDA Agricultural Research Service

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service for the use of patented liver cell lines in bioartificial liver devices and in-vitro toxicological testing platforms.

The terms of the agreement cover specific patents and the PICM-19 hepatocyte cell lines. Financial details were not disclosed.

(ii) Michigan State University

On June 15, 2006, the Company, through its subsidiary, Phoenix BioSystems, Inc., entered into an exclusive worldwide license agreement with Michigan State University for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

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

On February 2, 2008, the Company, through its subsidiary, Phoenix BioSystems, Inc., entered into an amendment of the above mentioned exclusive worldwide license agreement with Michigan State University for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $536,997 and $717,063 for the three months ended March 31, 2008 and March 31, 2007, respectively. As a result, at March 31, 2008, the Company has an accumulated deficit of $16,899,347.

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

Three Ended March 31, 2008 and 2007

The Company had no revenues in the three months ended March 31, 2008 and March 31, 2007. Our expenses decreased 40% to $409,534 in the three months ended March 31, 2008, from $687,442 in the same period in 2007. This decrease of $277,908 for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to a decrease in salary and benefits.

Interest income increased 88% to $2,897 in the three months ended March 31, 2008, from $1,544 during the same period in 2007, reflecting higher than average cash balances maintained during most of the first quarterly period in 2008.

We incurred net losses of $1,245,278 and $738,980 during the three months ended March 31, 2008 and in the same period in 2007, respectively.

Liquidity and Capital Resources

As at March 31, 2008, the Company had a cash balance of $154,149. The Company has financed its operations primarily from cash on hand during the three month period ending March 31, 2008.

Net cash flows used in operating activities was $385,979 for the three month period ending March 31, 2008, compared to net cash flows used of $322,027 for the same period in 2007.

Net cash provided by financing activities was $0 for the three months period ending March 31, 2008 compared to $160,001 for the same period in 2007. The Company has financed its operations primarily from cash on hand.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three months ended March 31, 2008, the Company paid management fees of $750 (2007: $nil) to the directors. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

Notes Payable and Accrued Interest: As of March 31, 2008, notes payable of $877,800 was made up from unsecured loans of $677,800 and $200,000, all bearing interest at the rate of 8.50%, due to a director and major shareholder of the Company. The entire amounts of principal and interest accrued are due and payable on demand. Accrued and unpaid interest on these notes at March 31, 2008, amounted to $231,260 (December 31, 2007: $208,330).

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $9,644 (2007: $8,190) for the three months ended March 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

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

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

January 9, 2008: On November 8, 2007, HepaLife Technologies, Inc. issued a news release to that the Company has entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service (USDA, ARS) for the use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

January 9, 2008: On November 20, 2007, HepaLife Technologies, Inc. entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Agriculture, Agricultural Research Service (USDA-ARS) pertaining to the continued development and  use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms.

January 25, 2008: On January 22, 2008, HepaLife Technologies, Inc. issued a news release to announce the appointment of its Vice President, Research & Development, Dr. Christopher W. Kemp.

February 15, 2008: On February 11, 2008, HepaLife Technologies, Inc. issued a news release to announce important, positive results from new in-vitro studies in which the Company’s patented PICM-19 liver stem cells were placed inside its proprietary bioartificial liver device and were able to successfully and quickly remove high levels of toxic ammonia within a very short period of time.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of May, 2008.

HepaLife Technologies, Inc.

(Registrant)

Date

Signature

Title

May 14, 2008

/s/ Frank Menzler

Director,  President, CEO

Frank Menzler

May 14, 2008

/s/ Harmel S. Rayat

Director, Secretary, Treasurer,

Harmel S. Rayat

Chief Financial Officer,

Principal Accounting Officer