Form 10-Q
period 2008-06-30
HEPALIFE TECHNOLOGIES INC
filed 2008-08-14
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,596,829 shares of Common Stock, par value $0.001, were outstanding on August 11, 2008.

	TABLE OF CONTENTS
	HEPALIFE TECHNOLOGIES, INC.
	FORM 10-Q, QUARTER ENDED JUNE 30, 2008

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
Interim Unaudited Consolidated Balance Sheets		3
Interim Unaudited Consolidated Statements of Operations		4
Interim Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)		5
Interim Unaudited Consolidated Statements of Cash Flows		8
Notes to Interim Consolidated Financial Statements		9
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk		22
Item 4. Controls and Procedures		22

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

Item 1. Financial Statements

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited)

	June 30,	December 31,
(Expressed in U.S. Dollars)	2008	2007
ASSETS
Current assets
Cash	$ 4,064,454	$ 534,113
Prepaid expenses and other receivables	6,895	4,338
Total current assets	4,071,349	538,451

Equipment, net (Note 7)	5,667	10,882
Licence fee (Note 6)	75,000	75,000
Deferred financing costs (Note 9)	-	210,728

Total assets	$ 4,152,016	$ 835,061

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 42,263	$ 4,800
Accounts payable - related parties (Note 4)	-	208,330
Notes payable - related party (Note 4)	-	877,800
Total current liabilities	42,263	1,090,930

Convertible promissory note, at face value (Note 9)	-	755,000
Discount on convertible promissory notes (Note 9)	-	(468,343)
	-	286,657

Total liabilities	42,263	1,377,587

Commitments and Contingencies (Note 5, 6)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 91,596,829 (2007: 76,264,584)	91,598	76,265
Additional paid-in capital	21,600,658	15,039,050
Accumulated other comprehensive income (loss)	453	(3,772)
Loss accumulated during the development stage	(17,582,956)	(15,654,069)

Total stockholders' equity (deficiency)	4,109,753	(542,526)

Total liabilities and stockholders' equity	$ 4,152,016	$ 835,061

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2008 and 2007 and from inception (October 21, 1997) to June 30, 2008

					From inception
					(October 21, 1997)
	Three months ended June 30,		Six months ended June 30,		to June 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007	2008

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Administrative and general	32,387	60,381	71,369	102,515	712,717
Depreciation	2,607	4,090	5,214	7,901	32,803
Professional fees- accounting and legal	66,260	65,762	88,805	75,465	596,326
Management and consulting fees (Note 4)	750	11,355	1,500	23,442	1,003,837
Research and development (Notes 5 and 6)	81,742	34,969	209,205	64,590	1,230,493
Salary and benefits	310,667	314,882	642,750	908,079	5,119,720
Shareholder and investor relations	166,170	201,976	169,470	211,381	3,953,859
Stock offering costs	-	-	-	-	1,926,713
Transfer agent and filing	590	4,008	1,245	4,468	17,262
Travel	12,324	21,532	20,936	38,177	314,535
	673,497	718,955	1,210,494	1,436,018	14,908,265

Operating Loss	(673,497)	(718,955)	(1,210,494)	(1,436,018)	(14,908,265)

Other income (expense)
Interest on promissory note	(18,685)	(21,649)	(41,615)	(42,818)	(355,112)
Interest, bank charges and foreign exchange loss	4	(2,851)	(9,173)	(5,143)	(33,719)
Interest income	8,569	12,685	11,466	14,229	100,754
Amortization of discount on issuance of
convertible promissory notes (Note 9)	-	(62,793)	(468,343)	(62,793)	(2,093,099)
Amortization of deferred financing costs (Note 9)	-	(8,805)	(210,728)	(8,805)	(293,515)
	(10,112)	(83,413)	(718,393)	(105,330)	(2,674,691)

Net loss available to common shareholders	$ (683,609)	$ (802,368)	$ (1,928,887)	$ (1,541,348)	$ (17,582,956)

Loss per share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average number of common shares
outstanding - basic and diluted	81,604,652	73,563,727	79,974,458	73,225,292

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (October 31, 1997) to June 30, 2008

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficiency)
Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000
Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-		75,000
Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42
Total comprehensive income						42
Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042
Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000		-		400,000
Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-		(471,988)	(471,988)	(471,988)
Total comprehensive income						(471,988)
Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054
Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000		-		300,000
Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-		(121,045)	(121,045)	(121,045)
Total comprehensive income						(121,045)
Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009
Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-		(80,608)	(80,608)	(80,608)
Total comprehensive income						(80,608)
Balance, December 31, 2000	41,200,000	41,200	736,800		(673,599)		104,401
Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067		-		134,000
Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-		(160,364)	(160,364)	(160,364)
Total comprehensive income						(160,364)
Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037
Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590		-		600
Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840		-		108,000
Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110		-		119,500
Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080		-		96,000
Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-		(375,472)	(375,472)	(375,472)

Total comprehensive income					(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	- (1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-		398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-		182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income					(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	- (2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-		1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-		50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income					(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	- (3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-		155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-		94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-		211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-		84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-		105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-		31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-		37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-		1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005				(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)
Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)
Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-		505,917
Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-		450,000
Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-		330,000
Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-		584,993
Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-		355,003
Exercise of stock options	175,000	175	12,075	-	-		12,250
Stock based compensation expenses	-	-	2,607,302	-	-		2,607,302
Comprehensive income (loss)
Loss, year ended December 31, 2006					(4,654,499)	(4,654,499)	(4,654,499)
Total comprehensive income						(4,654,499)
Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)
Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619				205,001
Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491				290,000
Common stock converted from convertible
promissory notes during August - December 2007	2,604,721	2,605	1,742,395				1,745,000
Stock based compensation expenses			935,044				935,044
Proceeds allocated to the warrants issued with
the convertible notes			497,689				497,689
Warrants issued for the payment of broker's fees			64,990				64,990
Intrinsic value of the beneficial conversion feature
of the notes			1,220,410				1,220,410
Comprehensive income (loss)
Foreign currency translation adjustment				(3,772)		(3,772)	(3,772)
Loss, year ended December 31, 2007					(4,438,197)	(4,438,197)	(4,438,197)
Total comprehensive income						(4,441,969)
Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)
Common stock issued for convertible
promissory notes during January 2008	2,342,415	2,343	752,657				755,000
Common stock and warrants issued for	2,065,412	2,065	975,680				977,745
related party notes
Common stock and warrants issued for cash and
placement fees at $0.425 per share in May 2008	10,924,418	10,925	4,519,875				4,530,800
Stock based compensation expenses			313,396				313,396
Comprehensive income (loss)
Foreign currency translation adjustment				4,225		4,225	4,225
Loss, six months ended June 30, 2008					(1,928,887)	(1,928,887)	(1,928,887)
Total comprehensive income (loss)					$ (1,924,662)
Balance, June 30, 2008	91,596,829 $	91,598 $	21,600,658 $	453 $	(17,582,956)	$ 4,109,753

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
and from inception (October 21, 1997) to June 30, 2008

			From inception
			(October 21, 1997)
	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities
Net Loss	$ (1,928,887)	$ (1,541,348)	$ (17,582,956)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	5,214	7,901	32,803
Common stock issued for services	-	-	861,100
Common stock issued as stock offering costs	-	-	1,926,713
Stock based compensation expenses	313,396	641,365	3,855,742
Interest payable written off	(99,945)	-	(99,945)
Amortization of discount on issuance of convertible promissory notes	468,343	62,793	2,093,099
Amortization of deferred financing costs	210,728	8,805	293,515
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	(2,557)	1,471	(6,895)
Increase (Decrease) in accounts payable	37,464	(62,407)	42,264
Increase (Decrease) in accounts payable - related party	(108,385)	12,182	99,945
Net cash used in operating activities	(1,104,629)	(869,238)	(8,484,615)

Cash flows from investing activities
Purchase of property and equipment	-	(3,878)	(38,471)
Increase in licence fees	-	-	(75,000)
Net cash used in investing activities	-	(3,878)	(113,471)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	4,530,800	495,001	9,787,867
Proceeds from issuance of convertible notes	-	2,125,000	2,125,000
Repayment of promissory notes	-	(132,200)	877,800
Cash paid for finders fee	-	(228,525)	(228,525)
Net cash provided by financing activities	4,530,800	2,259,276	12,562,142

Increase in cash and cash equivalents	3,426,171	1,386,160	3,964,056

Effect of foreign exchange rate	4,225	(3)	453

Cash and cash equivalents, beginning of period	534,113	252,887	-
Cash and cash equivalents, end of period	$ 3,964,509	$ 1,639,044	$ 3,964,509

Supplemental disclosure of cash flow information:
Interest paid in cash	$ 150,000	$ 25,930	$ 247,575
Income tax paid in cash	$ -	$ -	$ -

Non-cash Investing and Financing Activities:
Common stock and warrants issued for private placement fees	$ 112,078	$ -	$ 973,078
Issuance of common stock as stock offering costs	$ -	$ -	$ 1,926,713
Issuance of warrants for deferred financing costs	$ -	$ 64,990	$ 64,990
Conversion of related party note payable and interest to equity	$ 977,745	$ -	$ 977,745
Conversion of debt to equity	$ 755,000	$ -	$ 2,500,000

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Expressed in US Dollars)

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

To meet these objectives, the Company issued common stock and warrants for net proceeds of $4,530,800 on May 23, 2008 (Note 9). Management believes that its current and future plans enable it to continue operations through June 30, 2009. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

NOTE 2 – STATEMENT OF INFORMATION FURNISHED AND ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007, and the results of operations for three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company have not yet determined the effect on the consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

Research and Development

Research and development costs are expensed as incurred.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator - net loss available to
common stockholders	$ (683,609)	$ (802,368)	$ (1,928,887)	$ (1,541,348)

Denominator - weighted average number
of common shares outstanding	81,604,652	73,563,727	79,974,458	73,225,292

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees: During the three months and six months ended June 30, 2008, the Company paid management fees of $750 (2007: $nil) and $1,500 (2007: $3,465) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

On May 23, 2008, the Company reached an agreement with Mr. Rayat to which Mr. Rayat (i) converted the entire outstanding principal amount ($877,800) of his loan (the “Loan”) to the Company into an aggregate of 2,065,412 Units, each Unit consisting of one share of the Company’s common stock and one Series C Warrant, at a conversion price of $0.425 per Unit and (ii) agreed to accept $150,000 in payment and satisfaction of the accrued and unpaid interest on the Loan in the amount of $249,945. The securities issued to Mr. Rayat are “restricted” securities as that term is defined in Regulation D, as promulgated pursuant to the Securities Act of 1933, as amended.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. The Company paid rent of $9,644 (2007: $8,190) and $19,070 (2007: $16,855) for the three months and six months ended June 30, 2008.

Mr. Harmel S. Rayat is an officer, director and stockholder of the Company. He is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and International Energy, Inc.

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

The CRADA is for the purpose of funding salaries, equipment, travel and other indirect costs of one post-doctoral researcher, one support scientist, and one technician. The terms of the agreement require the interaction of the Company with ARS personnel on the technical details involved with pig liver cell culture development, providing the necessary funds for the purpose above, preparing and filing any patent applications, and reviewing reports and implementing procedures for the development of an artificial liver device utilizing the pig liver cell line. ARS’s responsibilities include hiring the postdoctoral research associate for a two-year period, providing laboratory and office space for the research associate, providing experimental animals (pigs) and slaughter facilities, conducting the research, preparing progress reports on project objectives, and preparing and submitting technical reports for publication.

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

As of June 30, 2008, total payments of $338,272 have been paid.

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

As part of the license agreement, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of PBS, to Dr. Paul Coussens at par value on October 2, 2006. After issuance of the shares, the Company holds 85% of the total issued and outstanding shares of PBS. The Company recorded the fair value of the shares of PBS issued to Dr. Paul Coussens at a nominal value. As PBS had no assets or liabilities no value was allocated to the minority interest.

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

As of June 30, 2008, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $68,353 to MSU.

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service for the use of patented liver cell lines in bioartificial liver devices and in-vitro toxicological testing platforms.

NOTE 7 – EQUIPMENT

	June 30,	December 31,
	2008	2007

Computer equipment	$ 37,382	$ 37,382
furniture and fixtures	1,089	1,089
	38,471	38,471
Less: accumulated depreciation	(32,804)	(27,589)
	$ 5,667	$ 10,882

Depreciation expenses charged to operations for the three months and six months ended June 30, 2008 were $2,607 (2007: $4,090) and $5,214 (2007: $7,901) respectively.

NOTE 8 - SHARE CAPITAL

Fusion Capital

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

Private Placement

On May 23, 2008, the Company completed a private placement (the “Private Placement”) of 10,660,705 units (the "Units") at a price of $0.425 per Unit or $4,530,800 in the aggregate. Each Unit consisted of one share (collectively, the “Unit Shares”) of the Company’s common stock and one Series C Stock Purchase Warrant to purchase a share of common stock at $0.55 per share for a period of two years from the date of issuance (the “Series C Warrants”). In connection with the Private Placement the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series C Warrants, for resale by the Investors.

The Units were offered and sold to 12 accredited investors (the “Investors”) as defined in Regulation D as promulgated under the Securities Act of 1933, as amended.

Pursuant to the Subscription Agreement and the Registration Rights Agreement, the Company and the investor parties have made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature. In the event that during the twelve month period following the Closing Date, the Company issues shares at a price per share which is less than $0.425 per share (the “Base Share Price”) then the Company is required to issue to the investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement.

In connection with the private placement, the agent was due a sales commission equal to $90,828 or two (2%) percent of the gross proceeds, which it elected to receive in the form of 213,713 Units. In addition, the Company issued an aggregate of 50,000 Units, in payment of legal fees in the amount of $21,250. These Units were otherwise issued on the same terms and conditions as the Units sold in the Private Placement.

See also Note 4.

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

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

The Company also agreed to pay:

• Global Capital Advisors, LLC (“Adviser”), the Purchaser's adviser, out of pocket fees of $15,000; and

• Equinox Securities, Inc., 10% of the amount funded ($212,500) plus a warrant to purchase a number of shares of the Company’s common stock equal to 10% (in this case, 67,000 shares) of the number of shares subject to the Warrants at the same exercise price as set forth in the Warrants ($1.50 per share) in consideration of its efforts in securing, on behalf of the Company, the financing with the Purchaser.

During the six months ended June 30, 2008, Notes in the amount of $755,000 were converted into 2,342,415 shares.

During the six months ended June 30, 2008, $468,343 of the discount on issuance of Note was recorded in the Statement of Operations. At June 30, 2008, all discounts on issuance of Note were amortized.

NOTE 10 - WARRANTS

As of June 30, 2008, there were 737,000 warrants outstanding (Note 9) and 12,989,830 Series C Warrants outstanding (Note 4 and 8). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012 and each Series C Warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.55 per share until May 23, 2010.

The fair value of the 737,000 warrants issued on May 11, 2007 was $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected life of the conversion feature in years	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

The fair value of the 12,989,830 Series C Warrants issued on May 23, 2008 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	2.46%
Expected life of the conversion feature in years	2.0 years
Expected volatility	94.1%
Dividend per share	$0.00

The fair value of the warrants was calculated at $4,018,132 and the allocated proceeds was $1,898,867.

NOTE 11 - STOCK OPTIONS

As of June 30, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term (years)	value

Outstanding at December 31, 2006	10,350,000	$ 0.67
Granted	2,026,750	0.52
Cancelled	(10,350,000)	0.67
Outstanding at December 31, 2007	2,026,750	0.52
Granted	675,000	0.58
Outstanding at June 30, 2008	2,701,750	0.54	8.92	$ -

Exercisable at June 30, 2008	-	$ 0.54

Available for grant at June 30, 2008	35,096,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended June 30, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount change is based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2007: $nil) for the six months ended June 30, 2008. Weighted average fair value of options granted during the six months ended June 30, 2008 was $0.39 (2007: $0.52) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

		Fair value
	Number of options	per share

Unvested, December 31, 2006	4,650,000	$ 0.51
Granted during 2007	2,026,750	0.43
Cancelled during 2007	(4,650,000)	0.51
Unvested, December 31, 2007	2,026,750	0.43
Granted during 2008	675,000	0.39
Unvested, June 30, 2008	2,701,750	0.42

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

On February 1, 2008, the Company granted options to an employee to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $0.37 each. Of the total options, 25,000 options vest upon achieving the first goal of the Company. The remaining options are vested in another 25,000 options each upon achieving each of the three goals set by the Company. The three goals are expected to be achieved on or before July 31, 2009, January 31, 2010 and January 31, 2011 respectively.

The fair value of the 75,000 options granted was estimated at $0.27 each, for a total of amount of $20,250, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 90.53%, risk-free interest rates of 2.75%, and expected lives of 5 years.

On June 11, 2008, the Company granted options to two directors to purchase up to 550,000 shares of the Company’s common stock at an exercise price of $0.61 each. Every 100,000 of the first 500,000 options vest annually starting from October 1, 2008 and every 10,000 of the remaining 50,000 options vest annually starting from June 11, 2009.

The fair value of the 550,000 options granted was estimated at $0.41 each, for a total of amount of $225,500, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 83.39%, risk-free interest rates of 3.49%, and expected lives of 5 years.

On June 18, 2008, the Company granted options to a director to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.57 each. Every 10,000 of the 50,000 options vest annually starting from June 18, 2009.

The fair value of the 50,000 options granted was estimated at $0.39 each, for a total of amount of $19,500, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 83.32%, risk-free interest rates of 3.57%, and expected lives of 5 years.

During the six months ended June 30, 2008, compensation expense of $313,396 (2007: $641,365) was recognized for options previously granted and vesting over time and is recorded in Salaries and Benefits on the Consolidated Statements of Operations. As of June 30, 2008, the Company had $532,033 of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of June 30, 2008 can be summarized as follows:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$ 0.52	2,000,000	8.58	$ 0.52	-	$ -
0.58	26,750	9.43	0.58	-	-
0.37	75,000	9.60	0.37	-	-
0.61	550,000	9.95	0.61	-	-
0.57	50,000	9.97	0.57	-	-
0.54	2,701,750	8.92	0.54	-	-

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending June 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

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

     Our sponsored research is being conducted pursuant to a Cooperative Research and Development Agreement (“CRADA”) with the United States Department of Agriculture’s (“USDA”) Agricultural Research Service (“ARS”) and a sponsored research agreement with Michigan State University (“MSU”). Currently, we are concentrating our sponsored research and development efforts on developing a cell-supported artificial liver device, in-vitro toxicology and pre-clinical drug testing platforms, and a cell-based vaccine production system.

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

Sponsored Research Agreements

Cooperative Research and Development Agreement

     On November 20, 2007, HepaLife Technologies, Inc. entered into a new Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms, and committed to pay a total of $519,130 to USDA’s Agricultural Research Service over a two-year period ending November 19, 2009

As of June 30, 2008, total payments of $338,272 been paid.

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

     As part of the license agreement, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of PBS, to Dr. Paul Coussens at par value on October 2, 2006. After issuance of the shares, the Company holds 85% of the total issued and outstanding shares of PBS. The Company recorded the fair value of the shares of PBS issued to Dr. Paul Coussens at a nominal value. As PBS had no assets or liabilities no value was allocated to the minority interest.

     On February 2, 2008, the Company, through its subsidiary, Phoenix BioSystems, Inc., entered into an amendment of the above mentioned exclusive worldwide license agreement with Michigan State University for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

Results of Operation

     The Company has yet to generate any revenues or establish any history of profitable operations. The Company has incurred operating losses of $673,497 and $718,955 for the three months ended June 30, 2008 and June 30, 2007, respectively. As a result, at June 30, 2008, the Company has an accumulated deficit of $17,582,956.

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

Three and Six Months Ended June 30, 2008 and 2007

     The Company had no revenues in the three and six months ended June 30, 2008 and June 30, 2007. Our expenses decreased 13% to $591,755 in the three months ended June 30, 2008, from $683,986 in the same period in 2007.

     Our expenses decreased 27% to $1,001,289 in the six months ended June 30, 2008, from $1,371,428 in the same period in 2007. This decrease of $370,139 for the six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to a decrease in salary and benefits.

     Interest income decreased 32% to $8,569 in the three months ended June 30, 2008, from $12,685 during the same period in 2007, reflecting lower than average cash balances maintained during most of the second quarterly period in 2008. For the six months ended June 30, 2008 and in the same period in 2007, interest income has decreased 19% to $11,466 from $14,229, reflecting lower than average cash balances maintained during most of the first two fiscal quarterly periods in 2008.

     We incurred net losses of $683,609 and $802,368 during the three months ended June 30, 2008 and in the same period in 2007, respectively and we also incurred net losses of $1,928,887 and $1,541,348 for the six months ended June 30, 2008 and June 30, 2007.

Liquidity and Capital Resources

     As at June 30, 2008, the Company had a cash balance of $4,064,454. The Company has financed its operations primarily from cash on hand and funds for private placement during the six month period ending June 30, 2008.

     Net cash flows used in operating activities was $1,004,684 for the six month period ending June 30, 2008, compared to net cash flows used of $869,238 for the same period in 2007.

     Net cash provided by financing activities was $4,530,800 for the six months period ending June 30, 2008 compared to $2,259,276 for the same period in 2007. The Company has financed its operations primarily from cash on hand and through a private placement.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three months and six months ended June 30, 2008, the Company paid management fees of $750 (2007: $nil) and $1,500 (2007: $3,465) to the directors respectively. There is no management or consulting agreement in effect nor is there an agreement in place to convert debt to equity.

On May 23, 2008, the Company reached an agreement with Mr. Rayat to which Mr. Rayat (i) converted the entire outstanding principal amount ($877,800) of his loan (the “Loan”)to the Company into an aggregate of 2,065,412 Units, each Unit consisting of one share of the Company’s common stock and one Series C Warrant, at a conversion price of $0.425 per Unit and (ii) agreed to accept $150,000 in full payment and satisfaction of the accrued and unpaid interest on the Loan in the amount of $249,945. The securities issued to Mr. Rayat are “restricted” securities as that term is defined in Regulation D, as promulgated pursuant to the Securities Act of 1933, as amended.

Rent: The Company’s administrative office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and shareholder. The Company paid rent of $9,644 (2007: $8,190) and $19,070 (2007: $16,855) for the three months and six months ended June 30, 2008.

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

     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

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

ITEM 4. Controls and Procedures

Disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(b) Reports on Form 8-K

May 28, 2008: On May 23, 2008, HepaLife Technologies, Inc. completed a private placement of 10,660,705 units at a price of $0.425 per Unit or approximately, $4,530,800 in the aggregate.

June 17, 2008: On June 11, 2008, pursuant and subject to the terms and conditions of the Company’s incentive stock option plan, Mr. Frank Menzler, the Company’s Chief Executive Officer and a director, was granted 500,000 stock options. On June 11, 2008, Mr. Frank Menzler was appointed to the office of Chairman of HepaLife Technologies, Inc., replacing Mr. Harmel S. Rayat, the Company’s former chairman, who resigned from such position effective June 11, 2008.

June 20, 2008: On June 11, 2008, the Board of Directors appointed Mr. Roland Schomer to serve as a director of the Company commencing June 18, 2008, and to serve as such until the next annual meeting of the Company’s shareholders and until his successor shall have been duly elected and qualified.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2008.

HepaLife Technologies, Inc.
(Registrant)

Date	Signature	Title

August 14, 2008	/s/ Frank Menzler	Director, President, CEO
Frank Menzler

August 14, 2008	/s/ Harmel S. Rayat	Director, Secretary, Treasurer,
	Harmel S. Rayat	Chief Financial Officer,
Principal Accounting Officer