Form 10-Q
period 2008-09-30
HEPALIFE TECHNOLOGIES INC
filed 2008-11-18
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-29819
____________________

HEPALIFE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation)	58-2349413 (I.R.S. Employer Identification No.)

60 State Street, Suite 700, Boston, MA (Address of principal executive offices)	02109 (Zip Code)

(800) 518-4879
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                        Accelerated filer ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,596,829 shares of Common Stock, par value $0.001, were outstanding on November 14, 2008.

HEPALIFE TECHNOLOGIES, INC.
FORM 10-Q, QUARTER ENDED SEPTEMBER 30, 2008

Item 1. Financial Statements

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30,	December 31,
(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$3,653,554	$534,113
Prepaid expenses and other receivables	53,689	4,338
Total current assets	3,707,243	538,451

Equipment, net (Note 7)	-	10,882
License fee (Note 5)	75,000	75,000
Deferred financing costs (Note 9)	-	210,728

Total assets	$3,782,243	$835,061

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$48,872	$4,800
Accounts payable - related parties (Note 4)	-	208,330
Notes payable - related party (Note 4)	-	877,800
Total current liabilities	48,872	1,090,930

Convertible promissory note, at face value (Note 9)	-	755,000
Discount on convertible promissory notes (Note 9)	-	(468,343)
	-	286,657

Total liabilities	48,872	1,377,587

Commitments and Contingencies (Note 5, 6)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Equity (Deficiency)
Preferred stock: $0.10 par value; Authorized: 1,000,000 Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000Issued and outstanding: 91,596,829 (2007: 76,264,584)	91,598	76,265
Additional paid-in capital	21,806,840	15,039,050
Common stock issuable	170,000	-
Accumulated other comprehensive income (loss)	(3,356)	(3,772)
Loss accumulated during the development stage	(18,331,711)	(15,654,069)

Total stockholders' equity (deficiency)	3,733,371	(542,526)

Total liabilities and stockholders' equity (deficiency)	$3,782,243	$835,061

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2008 and 2007 and from inception (October 21, 1997) to September 30, 2008
(Unaudited)
					From inception
					(October 21, 1997)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Administrative and general	74,038	67,938	145,408	170,453	786,756
Depreciation	2,607	4,177	7,820	12,078	35,409
Professional fees- accounting and legal	60,783	17,920	149,588	93,385	657,109
Management and consulting fees (Note 4)	6,593	3,685	8,093	27,127	1,010,430
Research and development (Notes 5 and 6)	84,803	2,095	294,008	66,685	1,315,296
Salary and benefits	343,747	301,012	986,497	1,209,091	5,463,467
Shareholder and investor relations	172,125	270,409	341,595	481,790	4,125,984
Stock offering costs	-	-	-	-	1,926,713
Transfer agent and filing	965	-	2,210	4,468	18,227
Travel	13,746	22,018	34,682	60,195	328,281
	759,407	689,254	1,969,901	2,125,272	15,667,672

Operating Loss	(759,407)	(689,254)	(1,969,901)	(2,125,272)	(15,667,672)

Other income (expenses)
Interest on promissory note	-	(18,807)	(41,615)	(61,625)	(355,112)
Interest, bank charges and foreign exchange loss	(786)	(274)	(9,959)	(5,417)	(34,505)
Interest income	14,498	15,851	25,964	30,080	115,252
Other income / (loss)	(3,060)	-	(3,060)	-	(3,060)
Amortization of discount on issuance of convertible promissory notes (Note 9)	-	(1,029,527)	(468,343)	(1,092,320)	(2,093,099)
Amortization of deferred financing costs (Note 9)	-	(36,991)	(210,728)	(45,796)	(293,515)
	10,652	(1,069,748)	(707,741)	(1,175,078)	(2,664,039)

Net loss available to common shareholders	$(748,755)	$(1,759,002)	$(2,677,642)	$(3,300,350)	$(18,331,711)

Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	91,735,959	74,156,604	83,923,575	73,539,141

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (October 21, 1997) to September 30, 2008
(Unaudited)

				Common	Accumulated	Loss accumulated		Total
	Common Stock		Additional	Stock	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Issuable	income	stage	income (loss)	equity (deficiency)

Common stock issued for service rendered at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)		$-	$-	$-	$3,000

Common stock issued for cash at $0.0625 per share during 1997	1,200,000	1,200	73,800		-	-		75,000

Comprehensive income Income from inception (October 21, 1997) to December 31, 1997	-	-	-		-	42	42	42

Total comprehensive income							42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	-	42		78,042

Common stock issued for service rendered at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000			-		400,000

Comprehensive income (loss) Loss, year ended December 31, 1998	-	-	-			(471,988)	(471,988)	(471,988)

Total comprehensive income							(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	-	(471,946)		6,054

Common stock issued for cash at $0.025 per share, March 1999	12,000,000	12,000	288,000			-		300,000

Comprehensive income (loss) Loss, year ended December 31, 1999	-	-	-			(121,045)	(121,045)	(121,045)

Total comprehensive income							(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	-	(592,991)		185,009

Comprehensive income (loss) Loss, year ended December 31, 2000	-	-	-			(80,608)	(80,608)	(80,608)

Total comprehensive income							(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	-	(673,599)		104,401

Conversion of debt to equity at $0.015 per share, July 31, 2001	8,933,332	8,933	125,067			-		134,000

Comprehensive income (loss) Loss, year ended December 31, 2001	-	-	-			(160,364)	(160,364)	(160,364)

Total comprehensive income							(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	-	(833,963)		78,037

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (October 21, 1997) to September 30, 2008 (continued)
(Unaudited)

				Common	Accumulated	Loss accumulated		Total
	Common Stock		Additional	Stock	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Issuable	income	stage	income (loss)	equity (deficiency)

Common stock issued for services at $0.06 per share, April 23, 2002	10,000	10	590			-		600

Conversion of debt to equity at $0.05 per share, April 26, 2002	2,160,000	2,160	105,840			-		108,000

Common stock issued for investor relations services at $0.05 per share, July 25, 2002	2,390,000	2,390	117,110			-		119,500

Conversion of debt to equity at $0.05 per share, December 18, 2002	1,920,000	1,920	94,080			-		96,000

Comprehensive income (loss) Loss, year ended December 31, 2002	-	-	-			(375,472)	(375,472)	(375,472)

Total comprehensive income							(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	-	(1,209,435)		26,665

Common stock issued pursuant to exercise of stock options during the year at between $0.07 to $2.11 per share	282,500	283	398,317			-		398,600

Common stock issued pursuant to exercise of share purchase warrants in November 2003 at $0.025 per share	7,300,000	7,300	175,200			-		182,500

Comprehensive income (loss) Loss, year ended December 31, 2003	-	-	-			(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income							(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	-	(2,312,158)		(494,958)

Common stock issued pursuant to exercise of stock options during the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998			-		1,341,620

Common stock issued pursuant to exercise of share purchase warrants in December 2004 at $0.025 per share	2,000,000	2,000	48,000			-		50,000

Comprehensive income (loss) Loss, year ended December 31, 2004	-	-	-			(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income							(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise of stock options in March 2005 at $3.10 per share	50,000	50	154,950			-		155,000

Common stock issued pursuant to exercise of stock options in May 2005 at $2.11 per share	45,000	45	94,905			-		94,950

Common stock issued pursuant to exercise of stock options in June 2005 at $2.11 per share	100,000	100	210,900			-		211,000

Common stock issued pursuant to exercise of stock options in October 2005 at $2.11 per share	40,000	40	84,360			-		84,400

Common stock issued pursuant to exercise of stock options in March 2005 at $2.11 per share	50,000	50	105,450			-		105,500

Common stock issued pursuant to exercise of share purchase warrants in March 2005 at $0.025 per share	1,250,000	1,250	30,000			-		31,250

Restricted common stock issued in June 2005pursuant to share purchase agreement	20,000	20	37,580			-		37,600

Restricted common stock issued in July 2005pursuant to share purchase agreement	691,598	692	1,382,504			-		1,383,196

Comprehensive income (loss) Loss, year ended December 31, 2005						(2,813,602)	(2,813,602)	(2,813,602)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (October 21, 1997) to September 30, 2008 (continued)
(Unaudited)

				Common	Accumulated	Loss accumulated		Total
	Common Stock		Additional	Stock	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Issuable	income	stage	income (loss)	equity (deficiency)

Total comprehensive income							(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006 pursuant to share purchase agreement	374,753	375	505,542		-	-		505,917

Common stock issued in the first quarter of 2006 to Fusion Capital for cash	431,381	431	449,569		-	-		450,000

Common stock issued in the second quarter of 2006 to Fusion Capital for cash	416,303	416	329,584		-	-		330,000

Common stock issued in the third quarter of 2006 to Fusion Capital for cash	758,606	759	584,234		-	-		584,993

Common stock issued in the fourth quarter of 2006 to Fusion Capital for cash	548,371	548	354,455		-	-		355,003

Exercise of stock options	175,000	175	12,075		-	-		12,250

Stock based compensation expenses	-	-	2,607,302		-	-		2,607,302

Comprehensive income (loss) Loss, year ended December 31, 2006						(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income							(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of 2007 to Fusion Capital for cash	382,000	382	204,619					205,001

Common stock issued in the second quarter of 2007 to Fusion Capital for cash	509,019	509	289,491					290,000

Common stock converted from convertible promissory notes	2,604,721	2,605	1,742,395					1,745,000

Stock based compensation expenses			935,044					935,044

Proceeds allocated to the warrants issued with the convertible notes			497,689					497,689

Warrants issued for the payment of broker's fees			64,990					64,990

Intrinsic value of the beneficial conversion feature of the notes			1,220,410					1,220,410

Comprehensive income (loss) Foreign currency translation adjustment					(3,772)		(3,772)	(3,772)

Loss, year ended December 31, 2007						(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income							(4,441,969)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From inception (October 21, 1997) to September 30, 2008 (continued)
(Unaudited)

				Common	Accumulated	Loss accumulated		Total
	Common Stock		Additional	Stock	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	Issuable	income	stage	income (loss)	equity (deficiency)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	-	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible promissory notes in January 2008	2,342,415	2,343	752,657					755,000

Common stock converted from notes in June 2008	2,065,412	2,065	975,680					977,745

Common stock and warrants issued for cash and placement fees at $0.425 per share in May 2008	10,924,418	10,925	4,519,875					4,530,800

Common shares issued for services received in 2008				170,000				170,000

Stock based compensation expenses			519,578					519,578

Comprehensive income (loss)Foreign currency translation adjustment					416		416	416

Loss, nine months ended September 30, 2008						(2,677,642)	(2,677,642)	(2,677,642)

Total comprehensive income							$(2,677,226)

Balance, September 30, 2008	91,596,829	$91,598	$21,806,840	$170,000	$(3,356)	$(18,331,711)		$3,733,371

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
and from inception (October 21, 1997) to September 30, 2008
(Unaudited)
			From inception
			(October 21, 1997)
	September 30,	September 30,	to September 30,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities
Net Loss	$(2,677,642)	$(3,300,350)	$(18,331,711)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7,820	12,078	35,409
Common stock issued for services	170,000	-	1,031,100
Common stock issued as stock offering costs	-	-	1,926,713
Stock based compensation expenses	519,578	787,648	4,061,924
Loss on disposal of equipment	3,060		3,060
Amortization of discount on issuance of convertible promissory notes	468,343	1,092,320	2,093,099
Amortization of deferred financing costs	210,728	45,796	293,515
Change in assets and liabilities:
Decrease (Increase) in prepaid expenses	(49,349)	3,225	(53,687)
Increase (Decrease) in accounts payable	44,072	(121,567)	48,872
Increase (Decrease) in accounts payable - related party	(108,385)	30,989	99,945
Net cash used in operating activities	(1,411,775)	(1,449,861)	(8,791,761)

Cash flows from investing activities
Purchase of property and equipment	-	(3,878)	(38,471)
Increase in license fees	-	-	(75,000)
Net cash used in investing activities	-	(3,878)	(113,471)

Cash flows from financing activities
Proceeds from issuance of common stock	4,530,800	495,001	9,787,867
Proceeds from issuance of convertible notes	-	2,125,000	2,125,000
Repayment of promissory notes	-	(132,200)	877,800
Cash paid for finders fee	-	(228,525)	(228,525)
Net cash provided by financing activities	4,530,800	2,259,276	12,562,142

Increase in cash and cash equivalents	3,119,025	805,537	3,656,910

Effect of foreign exchange rate	416	(3,131)	(3,356)

Cash and cash equivalents, beginning of period	534,113	252,887	-
Cash and cash equivalents, end of period	$3,653,554	$1,055,293	$3,653,554

Supplemental disclosure of cash flow information:
Interest paid in cash	$150,000	$25,930	$247,575
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$232,078	$-	$1,093,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$64,990	$64,990
Conversion of note payable and related interest payable to equity	$977,745	$	$977,745
Conversion of debt to equity	$755,000	$-	$2,500,000

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008
(Expressed in US Dollars)

NOTE 1 - BASIS OF PRESENTATION - GOING CONCERN UNCERTAINITIES

The Company is a development stage biotechnology company focused on the identification, development and eventual commercialization of cell-based technologies and products.

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern and may cause it to cease operations.  The Company’s financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses from its business operations and may require additional funding during 2009. The future of the Company hereafter will depend in large part on the Company’s ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, the Company completed a private placement for gross proceeds of $4,530,800 on May 23, 2008. Management believes that its current and future plans enable it to continue operations through December 31, 2009. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, and the results of operations for three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

NOTE 2:  ACCOUNTING POLICIES

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

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are warrants, stock options, and convertible debt are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator - net loss available to common stockholders	$(748,755)	$(1,759,001)	$(2,677,642)	$(3,300,350)

Denominator - weighted average number of common shares outstanding	91,735,959	74,156,604	83,923,575	73,539,141

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Fees: During the three months and nine months ended September 30, 2008, the Company paid management fees of $6,593 (2007: $685) and $8,093 (2007: $4,150) to the directors respectively. There is no documented management or consulting agreement in effect between the Company and its non-employee board members.

On May 23, 2008, the Company reached an agreement with Mr. Rayat to which Mr. Rayat (i) converted the entire outstanding principal amount ($877,800) of his loan (the “Loan”) to the Company into an aggregate of  2,065,412  Units (at a conversion price of $.425 Unit), each Unit consisting of one share of the Company’s common stock and one Series C Warrant, and (ii) agreed to accept $150,000 in full payment and satisfaction of the accrued and unpaid interest on the Loan in the amount of $249,945.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $7,796 (2007: $9,097) and $26,866 (2007: $25,952) for the three months and nine months ended September 30, 2008. Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.  There were no severance arrangements with any of the terminated employees.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

NOTE 5 - COOPERATIVE AGREEMENTS

On November 20, 2007, HepaLife Technologies, Inc. entered into a new Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”) pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms, and committed a total payment of $519,130 plus certain expense reimbursements and equipment purchases to USDA-ARS over the two year period, ending November 19, 2009.

As of September 30, 2008, total payments of $542,690 have been paid, including $53,963 for purchases of equipment.

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

As part of the license agreement, the Company issued 17,650 common shares or 15% of the total issued and outstanding shares of PBS, to Dr. Paul Coussens at par value on October 2, 2006. After issuance of the shares, the Company holds 85% of the total issued and outstanding shares of PBS. The Company recorded the fair value of the shares of PBS issued to Dr. Paul Coussens at a nominal value.  As PBS had no assets or liabilities, no value was allocated to the minority interest.

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

As of September 30, 2008, total payment of $73,352 has been paid in relation to the project, including the reimbursement of research expenses of $68,353 to MSU.

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service for the use of patented liver cell lines in bioartificial liver devices and in-vitro toxicological testing platforms.

NOTE 7 – EQUIPMENT

	September 30,	December 31,
	2008	2007

Computer equipment	$-	$37,382
Furniture and fixtures	-	1,089
	-	38,471
Less: accumulated depreciation	-	(27,589)
	$-	$10,882

During the three months ended September 30, 2008, the Company removed the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective September 1, 2008, was closed.  The Company recorded a loss on disposal of fixed assets of $3,060 in the consolidated statements of operations for the three and nine months ended September 30, 2008.

Depreciation expenses charged to operations for the three months and nine months ended September 30, 2008 were $2,607 (2007: $4,177) and $7,820 (2007: $12,078) respectively.

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

On May 23, 2008, the Company completed a private placement (the “Private Placement”) of 10,660,705 units (the "Units") at a price of $0.425 per Unit or approximately, $4,530,800 in the aggregate. Each Unit consisted of one share (collectively, the “Unit Shares”) of the Company’s common stock and one Series C Stock Purchase Warrant to purchase a share of common stock at $0.55 per share for a period of two years from the date of issuance (the “Series C Warrants”).  In connection with the Private Placement the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series C Warrants, for resale by the Investors.

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

In connection with the private placement, the agent was due a sales commission equal to $90,828 or two (2%) percent of the gross proceeds, which commission it elected to receive in the form of 213,713 Units. In addition, the Company issued an aggregate of 50,000 Units, in payment of legal fees in the amount of $21,250. These Units were otherwise issued on the same terms and conditions as the Units sold in the Private Placement.

On August 18, 2008, the Board of Directors agreed to issue 400,000 shares of its restricted common stock for services provided by its investment banker for the period January 1, 2008 to August 31, 2008.  The value of the issuance was agreed to be the value of services provided, $170,000.

See also Note 4.

NOTE 9 - CONVERTIBLE PROMISSORY NOTE

(i) The Agreement

On May 11, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with GCA Strategic Investment Limited (the “Purchaser”). The Agreement provided for the sale of $2,500,000 aggregate principal amount of the Convertible Note due May 11, 2009 (the “Convertible Note”). The Convertible Note was issued on May 11, 2007 and the purchase price of the Convertible Note was $2,125,000 (eighty-five per cent of the principal amount of the Convertible Note).

In connection therewith, the Company also issued to the Purchaser warrants to purchase up to an aggregate of 670,000 shares of the Company’s common stock at a price of $1.50 per share (the “Warrants”). The Warrants have a term of five years.

The Company also issued 67,000 warrants for payment of related legal fees.

The Convertible Note (and any accrued and unpaid interest or liquidated damages amount) may be converted into  shares of the Company's common stock at a conversion price will be 95% of the trading volume weighted average price, as reported by Bloomberg LP (the “VWAP”), for the five trading days immediately prior to the date of notice of conversion.

In 2007, $1,745,000 of Convertible Notes were converted into 2,604,721 shares.  During the nine months ended September 30, 2008, the remaining Convertible Notes in the amount of $755,000 were converted into 2,342,415 shares.

During the nine months ended September 30, 2008, $468,343 (2007: $1,092,320) of the discount on issuance of Convertible Note was recorded in the Statement of Operations. At September 30, 2008, all discounts on issuance of Note were amortized.

NOTE 10 - WARRANTS

As of September 30, 2008, there were 737,000 warrants outstanding (Note 9) and 12,989,830 Series C Warrants outstanding (Note 4 and 8). Each warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $1.50 per share until May 11, 2012 and each Series C Warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.55 per share until May 23, 2010.

On September 30, 2008 the Company  decreased the exercise price of the Series C Warrants from $0.55 to $0.35 per share.

The fair value of the 737,000 warrants issued on May 11, 2007 was $714,890 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	4.58%
Expected term	5.0 years
Expected volatility	96.2%
Dividend per share	$0.00

The fair value of the 12,989,830 Series C Warrants issued on May 23, 2008 was $1,898,867 and was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	2.46%
Expected term	2.0 years
Expected volatility	94.1%
Dividend per share	$0.00

NOTE 11 - STOCK OPTIONS

The Company has an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over two to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
		Weighted average	contractual	intrinsic
	Number of options	exercise price	term	value

Outstanding at December 31, 2006	10,350,000	$0.67
Granted	2,026,750	0.52
Cancelled	(10,350,000)	0.67
Outstanding at December 31, 2007	2,026,750	0.52
Granted	775,000	0.54
Outstanding at September 30, 2008	2,801,750	0.54	8.71	$-

Exercisable at September 30, 2008	-	$0.54

Available for grant at September 30, 2008	34,996,250

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended September 30, 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. Weighted average fair value of options granted during the nine months ended September 30, 2008 was $0.37 (2007: $0.43) per share.

A summary of the Company’s unvested stock options and changes during the periods is as follows:

	Number of options	Fair value per share

Unvested, December 31, 2006	4,650,000	$0.51
Granted during 2007	2,026,750	0.43
Cancelled during 2007	(4,650,000)	0.51
Unvested, December 31, 2007	2,026,750	0.43
Granted during 2008	775,000	0.37
Unvested, September 30, 2008	2,801,750	0.41

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

On September 12, 2008, the Company granted options to two directors to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.26 each. Every 20,000 of the 100,000 options vest annually starting from September 12, 2009.

The fair value of the 100,000 options granted was estimated at $0.17 each, for a total of amount of $17,000, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 84.15%, risk-free interest rates of 2.97%, and expected lives of 5 years.

During the nine months ended September 30, 2008, compensation expense of $519,578 (2007: $787,648) was recognized for options previously granted and vesting over time and is recorded in Salaries and Benefits on the Consolidated Statements of Operations. As of September 30, 2008, the Company had $342,852 of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of September 30, 2008 can be summarized as follows:

[Missing Graphic Reference]

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

NOTE 12 –SUBSEQUENT EVENTS

On October 3, 2008, the Company acquired assets from Arbios Systems, Inc, in order to enhance and strengthen its PICM-19 porcine liver cell line based bioartificial liver technology.  Acquired assets include:  patents and licenses; scientific equipment; FDA Investigative New Drug (IND) application; Phase I and Phase II/III clinical protocols and clinical data; and standard operating procedures for manufacturing and quality control.  The purchase price consisted of (i) $450,000 in cash, $250,000 was paid at closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $0.35 per share for a period of 5 years, and (iii) assumption by the Company of liabilities.

On October 1, 2008, the Company notified the USDA, ARS that the Company has elected to terminate the Cooperative Research and Development Agreement (the “CRADA”) between the Company and the USDA, ARS effective November 30, 2008.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

We are a development stage biotechnology company focused on the identification and development of cell-based technologies and products. We currently do not directly conduct any of our research and development activities. Rather, once a technology has been identified, we fund the research and development activities relating to the technology with the intention of ultimately, if warranted, licensing, commercializing and marketing the subject technology.  Currently, we are concentrating our sponsored research and development efforts on developing a cell-supported artificial liver device, in-vitro toxicology and pre-clinical drug testing platforms.

Artificial Liver Device

We are working towards optimizing the hepatic (liver) functionality of a porcine cell line, and subclones thereof, which we refer to as the “PICM-19 Cell Line.” The PICM-19 Cell Line was developed and patented by USDA Agricultural Research Service scientists.  On November 2, 2007, we entered into an exclusive license agreement with the U.S. Department of Agriculture, Agricultural Research Service for the use of this patented technology.  The hepatic characteristics of the PICM-19 Cell Line have been demonstrated to have potential application in the production of an artificial liver device, which application was also developed and patented by USDA Agricultural Research Service scientists for potential use by human patients with liver failure.

On October 3, 2008, in order to enhance and strengthen our PICM-19 porcine liver cell line based bioartificial liver technology, we acquired assets from Arbios Systems, Inc., which includes:  over 12 patents and patent licenses; miscellaneous scientific equipment; FDA Investigative New Drug (IND) application, including orphan drug and fast track designation; Phase I and Phase II/III clinical protocols and clinical data; and standard operating procedures for manufacturing and quality control.   The acquired assets relate to a bioartificial liver device formerly known as “HepatAssist.” HepatAssist was evaluated in the largest-ever Phase II/III clinical study (prospective randomized trial involving over 170 patients) to test the safety and efficacy of a bioartificial liver assist device. The clinical data was published in 2004.

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

Currently, traditional vaccine production involves injecting a small amount of a targeted virus into fertilized chicken eggs. Over time, the virus is harvested from the eggs, eventually inactivated and purified, and finally blended into a vaccine and bottled in vials. This egg-based production method takes at least six months, and in the event of a flu pandemic, it is unlikely to produce vaccines fast enough to meet expected demand.

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

Sponsored Research Agreements

Cooperative Research and Development Agreement

On November 20, 2007, HepaLife Technologies, Inc. entered into a new CRADA with the USDA, ARS pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms, and committed to pay a total of $519,130 to USDA’s Agricultural Research Service over a two-year period ending November 19, 2009.  As of September 30, 2008, total payments of $338,272 been paid.

On October 1, 2008, the Company notified the USDA, ARS that the Company has elected to terminate the Cooperative Research and Development Agreement (the “CRADA”) between the Company and the USDA, ARS effective November 30, 2008.

Ownership of Developed Technologies under the Sponsored Research Agreement with Michigan State University

In consideration for research support and patent expenses received hereunder, MSU grants HepaLife a right of first refusal applicable to any exclusive option or exclusive license that MSU elects to offer with respect to any University or joint invention, including any patent application and patents resulting from. In addition, any commercial non-exclusive option or license that the MSU elects to offer with respect to such University invention shall be offered to us simultaneously and under identical terms with the offer to any third party.

License Agreement

(i)USDA Agricultural Research Service

On November 2, 2007, HepaLife Technologies, Inc. entered into an exclusive license agreement with the USDA, Agricultural Research Service for the use of patented PICM-19 liver cell lines in bioartificial liver devices and in-vitro toxicological testing platforms.

On October 1, 2008, the Company amended  its license agreement to expand the use of the patent. The new agreement allows the Company to continue the use of the PICM-19 liver stem cells in artificial liver devices and in-vitro toxicological testing platforms, and then expand the use in the  field of  “in-vitro infection host systems” for viral and protozoan agents such as malaria.

The terms of the agreement cover specific patents and the PICM-19 hepatocyte cell lines. Financial details were not disclosed.

(ii)Michigan State University

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

Asset Purchase Agreement

On October 3, 2008 the Company entered into and consummated the transactions contemplated by the Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Arbios Systems, Inc. a Delaware corporation (“Arbios”).

Pursuant to the Purchase Agreement, the Company, in order to enhance and strengthen its current PICM-19 porcine liver cell line based bioartifical liver technology, purchased certain specified assets of Arbios, relating to the pig cell based liver device technology which was being developed by Arbios.

The acquired assets relate to the bioartificial liver device formerly known as “HepatAssist.” HepatAssist was evaluated in the largest-ever Phase II/III clinical study (prospective randomized trial involving over 170 patients) to test safety and efficacy of a bioartificial liver assist device. The clinical data was published in 2004.

The Acquired Assets (as defined in the Purchase Agreement) include: over 12 patents and patent licenses; miscellaneous scientific equipment; FDA Investigative New Drug (IND) application, including orphan drug and fast track designation; Phase I and Phase II/III clinical protocols and clinical data; and standard operating procedures for manufacturing and quality control.

The purchase price of the Acquired Assets consisted of (i) $450,000 in cash of which $250,000 was paid in cash at the closing and $200,000 has been deferred for up to 18 months, (ii) a Series D warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $0.35 per share for a period of 5 years (the “Warrant”), and (iii) assumption by the Company of the Assumed Liabilities (as defined in the Purchase Agreement). The deferred $200,000 payment is due and payable on the earlier of (i) the date on which HepaLife has consummated one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date.

The issuance of  the Warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering. The Company granted Arbios certain registration rights, as more fully set forth in the Registration Rights Agreement dated October 3, 2008 between the Company and Arbios, a copy of which is attached hereto as Exhibit 10.2, with respect to the shares of the Company’s common stock issuable upon exercise of the Warrant.

Results of Operation

The Company has yet to generate any revenues or establish any history of profitable operations. The Company has incurred operating losses of $748,755 and $1,759,002 for the three months ended September 30, 2008 and September 30, 2007 and incurred operating losses of $2,677,642 and $3,300,350 for the nine months ended September 30, 2008 and September 30, 2007. As a result, at September 30, 2008, the Company has an accumulated deficit of $18,331,711.

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

Three and Nine Months Ended September 30, 2008 and 2007

Operating expenses were $759,407 during the three months ended September 30, 2008, an increase of $70,153 or 10%, from $689,254 during the same period in 2007. The increase was due primarily to research and development expenses of $84,803 compared to $2,095 for the three month period ended September 30, 2008 and 2007 resulting from the renegotiation of the CRADA agreement; an increase in accounting and legal fees of $60,783 compared to $17,920; and stock based compensation of $206,181 compared to $146,283 for the three months ended September 30, 2008 and 2007.  These increases were offset by a decrease in investor relations expenses from $172,125 compared to $270,409 for the three months ended September 30, 2008 and 2007.

Operating expenses were $1,969,901 during the nine months ended September 30, 2008, a decrease of $155,371 or 7%, from $2,125,272 during the same period in 2007.  The decrease was due to the Company recording $519,578 and $787,648 in stock based compensation expense during the nine month period ended September 30, 2008 and 2007; and the Company recording $341,595 and $481,790 for investor relations expenses for the nine month period ended September 30, 2008 and 2007.  These decreases were offset by an increase in legal and accounting expenses of $149,588 and $93,385 for the nine month period ended September 30, 2008 and 2007 as a result of the private placement in May 2008; as well as an increase in research and development expenses of $294,008 and $66,685 for the nine month period ended September 30, 2008 and 2007 as a result of the renegotiation of the CRADA agreement in November 2007.

Interest income was $14,498 and $15,851 for the three months ended September 30, 2008 and 2007.  Interest income was $25,964 for the nine months ended September 30, 2008, a decrease of $4,066 or 14%, from $30,030 during the same period in 2007.  This decrease reflects lower interest rates year over year since cash balances were lower in 2007 compared to 2008 as a result of the private placement completed by the Company in May 2008.

The Company recorded a loss on disposal of fixed assets of $3,060 during the three months ended September 30, 2008 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective September 1, 2008, was closed.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $18,331,711 through September 30, 2008.  Additionally, the Company has expended a significant amount of cash in developing its technology.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2008, the Company had a cash balance of $3,653,554.  Net cash provided by financing activities was $4,530,800 for the nine months period ending September 30, 2008 compared to $2,259,276 for the same period in 2007. The Company has financed its operations primarily from cash on hand and through private placements.

Net cash flows used in operating activities was $1,411,775 for the nine month period ending September 30, 2008, compared to net cash flows used of $1,449,861 for the same period in 2007.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Management Fees: During the three months and nine months ended September 30, 2008, the Company paid management fees of $6,593 (2007: $685) and $8,093 (2007: $4,150) to the directors respectively. There is no documented management or consulting agreement in effect between the Company and its non-employee board members.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former director and majority shareholder. The Company paid rent of $7,796 (2007: $9,097) and $26,866 (2007: $25,952) for the three months and nine months ended September 30, 2008. Effective September 1, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.  There were no severance arrangements with any of the terminated employees.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Commitments

The only contractual obligation the Company has beyond the Research and License Agreements consists of a commitment under an operating lease of its corporate headquarters.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 4T. Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

3	Bylaws, amended September 30, 2008

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

Hepalife Technologies, Inc.
(Registrant)

Date	Signature	Title

November 14, 2008	/s/ Frank Menzler	Director, President, CEO, CFO
Frank Menzler