Form 10-Q
period 2009-03-31
HEPALIFE TECHNOLOGIES INC
filed 2009-05-15
CIK 1054274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐ Not applicable ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large Accelerated Filer	☐
Accelerated Filer	☐
Non-accelerated Filer	☐
Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,996,829 shares of Common Stock, par value $0.001, were outstanding on May 4, 2009.

HEPALIFE TECHNOLOGIES, INC.
FORM 10-Q, QUARTER ENDED MARCH 31, 2009

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	(unaudited)
	March 31,	December 31,
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,777,661	$3,084,155
Prepaid expenses (Note 6)	62,398	98,716
Total current assets	2,840,059	3,182,871

Long-term deposits	5,000	-

Total assets	$2,845,059	$3,182,871

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$69,807	$105,250
Contract commitment payable (Note 4)	200,000	-
Discount on contract commitment payable	(10,524)	-
Total current liabilities	259,283	105,250

Contract commitment payable (Note 4)		200,000
Discount on contract commitment payable		(12,873)
Total liabilities	259,283	292,377

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 8)
Preferred stock: $0.10 par value; Authorized: 1,000,000 Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000 Issued and outstanding: 91,996,829 (2008: 91,996,829)	91,998	91,998
Additional paid-in capital	22,261,124	22,120,493
Accumulated other comprehensive income	-	(381)
Loss accumulated during the development stage	(19,767,346)	(19,321,616)

Total stockholders' equity	2,585,776	2,890,494

Total liabilities and stockholders' equity	$2,845,059	$3,182,871

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended March 31, 2009 and 2008
and from inception (October 21, 1997) to March 31, 2009
(unaudited)

	Three Months Ended		From inception (October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Salary and benefits	200,048	332,083	5,834,803
Research and development	51,075	127,463	1,964,749
Shareholder and investor relations	2,280	3,955	4,156,994
Administrative and general	53,966	47,594	1,313,306
Professional fees- accounting and legal	104,254	22,545	816,197
Director, management and consulting fees (Note 5)	41,708	750	1,064,750
Depreciation	-	2,607	35,410
Stock offering costs	-	-	1,926,713
	453,331	536,997	17,112,922

Operating Loss	(453,331)	(536,997)	(17,112,922)

Other income and (expenses)
Interest on promissory note (Note 7)	-	(22,930)	(355,112)
Interest, bank charges and foreign exchange loss	(590)	(9,177)	(36,397)
Interest income	10,540	2,897	130,659
Loss on disposal of fixed assets	-	-	(3,061)
Amortization of discount on notes (Note 7)	(2,349)	(468,343)	(2,096,998)
Amortization of deferred financing costs (Note 7)	-	(210,728)	(293,515)
	7,601	(708,281)	(2,654,424)

Net loss available to common stockholders	$(445,730)	$(1,245,278)	$(19,767,346)

Loss per share - basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	91,996,829	78,370,004

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (October 21, 1997) to March 31, 2009
(unaudited)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Loss accumulated during development	Comprehensivei ncome	Total stockholders' equity
(Expressed in U.S. Dollars)	Shares	Amount	capital	income	stage	(loss)	(deficit)

Common stock issued for service rendered at $0.00025 per share, October 21, 1997	12,000,000	$12,000	$(9,000)	$-	$-	$-	$3,000

Common stock issued for cash at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor relations services at $0.05 per share,July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to exercise of stock options during the year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to exercise of share purchase warrants in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant to exercise of stock options during the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant to exercise of share purchase warrants in December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise of stock options in March 2005 at $3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise of stock options in May 2005 at $2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise of stock options in June 2005 at $2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise of stock options in October 2005 at $2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise of stock options in March 2005 at $2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to exercise of share purchase warrants in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of 2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of 2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of 2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of 2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of 2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of 2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash, at $0.425 per share in May 2008 and in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-		3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Stock based compensation expenses	-	-	140,631	-	-	-	140,631

Comprehensive income (loss)
Foreign currency translation adjustment	-	-		381	-	381	381

Loss, for the three months ended March 31, 2009	-	-	-	-	(445,730)	(445,730)	(445,730)

Total comprehensive income						$(4,109,505)

Balance, March 31, 2009	91,996,829	$91,998	$22,261,124	$-	$(19,767,346)		$2,585,776

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended March 31, 2009 and 2008
and from inception (October 21, 1997) to March 31, 2009
(unaudited)

	Three Months Ended		From inception (October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(445,730)	$(1,245,278)	$(19,767,346)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	2,607	35,410
Amortization of license fees	18,750	-	106,250
Services paid by issuance of common stock	-	-	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased by issuance of common stock warrants and a contract commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	140,631	150,748	4,248,283
Amortization of discount on notes	2,349	468,343	2,096,998
Amortization of deferred financing costs	-	210,728	293,515
Loss on disposal of assets	-	-	3,061
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	12,568	1,272	(98,650)
Increase (decrease) in accounts payable	(35,443)	2,671	69,807
Increase in accounts payable - related party		22,930	99,946
Net cash used in operating activities	(306,875)	(385,979)	(9,671,010)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	-	-	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by financing activities	-	-	12,562,142
Increase (decrease) in cash and cash equivalents	(306,875)	(385,979)	2,777,661
Effect of foreign exchange rate	381	6,015	-
Cash and cash equivalents, beginning of period	3,084,155	534,113	-
Cash and cash equivalents, end of period	$2,777,661	$154,149	$2,777,661
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$106	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities:
Common stock and warrants issued for professional services	$-	$-	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$-	$977,745
Conversion of debt to equity	$-	$755,000	$2,500,000

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Expressed in U.S. Dollars)

NOTE 1 - BASIS OF PRESENTATION, GOING CONCERN UNCERTAINITIES

We are a development stage biotechnology company focusing on the development of a cell-based bioartificial liver system.

We have incurred net operating losses since inception. We face all the risks common to companies in early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2010. Our prospects after March 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Principles of Consolidation

Included in our consolidated financial statements are our accounts and the accounts of our subsidiaries, Phoenix BioSystems, Inc., HepaLife Biosystems, Inc., and HepaLife Technologies Ltd.  Phoenix BioSystems, Inc. was incorporated under the laws of the State of Nevada on June 6, 2006 for the purpose of operations and accounting associated with the our research and development efforts with the patented PBS-1 cell line. HepaLife Biosystems, Inc. was incorporated in State of Nevada on April 17, 2007 for the purpose of categorizing operations and accounting associated with the our research and development efforts with the patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems.  HepaLife Technologies Ltd. was incorporated on April 11, 2007 in British Columbia, Canada, for the purpose of streamlining business operations in Canada.  We ceased to conduct business in Canada on August 31, 2008 and closed this office.  As a result, we dissolved HepaLife Technologies, Ltd.  All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2 – STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in our  2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Fair Value

The carrying amount reported on the balance sheet for assets and liabilities approximates those assets’ or liabilities’ fair values (representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants).  In particular, cash and accounts payable, accrued liabilities and notes payable approximate their fair value because of the short-term nature of these instruments. We place our cash with high credit quality financial institutions.

Recent and Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “ Accounting for Leases ” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of SFAS 157 “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore we were required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of our fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the our consolidated financial statements.

On April 9, 2009, the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures.  All of these FSPs are effective for interim and annual periods ending after June 15, 2009; entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. We did not early adopt any of these FSPs and expect that adoption will not have a material impact on our consolidated financial statements.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”;
•	FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
•	FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements”.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted SFAS 160 on January 1, 2009, the beginning of our fiscal year 2009, which had no impact on the consolidated financial statements.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. We adopted EITF 07-1 effective January 1, 2009, which had no effect on our financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings Per Share” and is effective for fiscal years beginning after December 15, 2008. Our implementation of FSP EITF 03-06-1 had no impact on our consolidated financial statements.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted loss per share does not differ materially from basic loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share in the future are warrants and stock options and are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three Months Ended
	March 31,
	2009	2008

Numerator - net loss available to common stockholders	$(445,730)	$(1,245,278)
Denominator - weighted average number of common shares outstanding	91,996,829	78,370,004
Basic and diluted loss per common share	$(0.00)	$(0.02)

NOTE 4 - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

We purchased certain assets from Arbios Systems, Inc. (Arbios) relating to the pig cell based liver device technology known as “HepatAssist” in October 2008 in order to enhance and strengthen its PICM-19 porcine liver cell line based bioartificial liver.  The Company re-trademarked the device as “HepaMate.”  The effective purchase price of $548,325 was charged to operations in 2008 as purchased in-process research and development expense.  The purchase price consisted of cash for $250,000, a contract commitment of $200,000 (the “Deferred Cash Purchase Price”), and 750,000 Series D warrants valued at $98,325 using the Black-Scholes pricing model (refer to Note 8).

According to the purchase agreement, the Deferred Cash Purchase Price was due and payable on the earlier of (i) the date on which we consummate one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date.  The deferred payable does not bear interest.  In accordance with Accounting Principles Board (APB) Opinion No. 21 “Interest on Receivables and Payables,” we discounted the payable with an effective annual interest rate of 5% and the associated amortization of the discount is to be charged to interest expense over the 18 month expected life of the note.  As of December 31, 2008, the contract commitment payable of $200,000, net of unamortized discount of $12,873 was recorded in noncurrent liabilities.

Subsequent to March 31, 2009, we entered into a Repurchase Agreement with Arbios whereby we reacquired the Series D Warrants on April 22, 2009 in consideration of the accelerated payment of the Deferred Cash Purchase Price which was paid on April 22, 2009. In light of the accelerated payment, the Deferred Cash Purchase Price, net of unamortized discount of $10,524, was classified as a current liability at March 31, 2009.

For the three months ended March 31, 2009, $2,349 of discount amortization was charged to interest expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

Director and Management Fees: For the three months ended March 31, 2009, we incurred $10,000 in board fees for our non-employee directors.  In addition, we recorded $6,508 as stock compensation expense relating to stock options grants to directors during 2008 (refer to Note 9). There are no management or consulting agreements in effect.

Legal Fees:  During the three months ended March 31, 2009, we incurred $35,988 for legal services rendered by a law firm of which a non-employee director is a member.

NOTE 6 - COOPERATIVE AND LICENSE AGREEMENTS

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

In January 2009, we provided notice to MSU to terminate the license agreement effective April 24, 2009. For the three months ended March 31, 2009, we incurred $30,848 in expenses related to this contract, a $15,000 milestone payment charged to research and development and $15,848 in legal fees. Total costs incurred to date relating to this license agreement are $104,201.

The license agreement provided us with exclusive rights to certain issued patents, for which we paid an initial fee of $1,000 upon execution of the agreement in 2006. The agreement mandated royalties on net sales of resulting licensed products, if any, with minimum payments due commencing in year 2010 for the term of the license, which is until the expiration of the last to expire of the patents, or until fifteen (15) years after the effective date of June 15, 2006, whichever is longer.

Under the license agreement we also were required to make certain milestone payments to MSU, if and when achieved.

As part of the license agreement, on October 2, 2006 PBS issued 17,650 common shares at par value, or 15% of the total issued and outstanding shares of PBS, to an individual who is also a member of our scientific advisory board.  After issuance of the shares, we hold 85% of the total issued and outstanding shares of PBS. We recorded the fair value of the 15% issued shares at a nominal value.  As PBS had no assets or liabilities, no value was allocated to the minority interest.

NOTE 7 - CONVERTIBLE PROMISSORY NOTE

On May 11, 2007, we entered into a Securities Purchase Agreement with GCA Strategic Investment Limited for the sale of a convertible note with a $2,500,000 aggregate principal amount and maturity date of May 11, 2009.  The convertible note was issued on May 11, 2007 at a purchase price of $2,125,000 (eighty-five per cent of the principal amount). The convertible note does not bear interest, except upon an event of default at which time interest would accrue at the rate of 18% per annum. Under the terms of the agreement, the purchaser agreed not to effect, or cause any affiliate or associate to effect, a short sale of our common stock. In connection therewith, we also issued to the purchaser warrants to purchase up to an aggregate of 670,000 shares of our common stock at a price of $1.50 per share (the warrants) for a term of five years.

In connection with this transaction, we also agreed to pay the purchaser’s adviser out of pocket fees of $15,000; and pay to Equinox Securities, Inc., a NASD (now FINRA) registered broker/dealer, pursuant to an agreement dated April 19, 2007, 10% of the amount funded plus a warrant to purchase a number of shares of our common stock equal to 10% of the number of shares subject to the warrants issued in connection with the convertible at the same exercise price of $1.50 per share, or 67,000 shares, in consideration of its efforts in securing, on our behalf, the financing with the purchaser.

The convertible note contained a prepayment option and redemption feature under certain conditions and circumstances. A registration statement relating to the resale of the common shares issuable under the conversion of the convertible note and exercise of the warrants was declared effective on July 5, 2007.

Conversion of the Convertible Note

The convertible note (and any accrued and unpaid interest or liquidated damages amount) may be converted into shares of our common stock at a conversion price of 95% of the trading volume weighted average price, as reported by Bloomberg LP for the five trading days immediately prior to the date of notice of conversion.

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

Bifurcation of the Warrants from the Convertible Note and the Intrinsic Value of the Beneficial Conversion Feature of the Note.

The convertible note contained a conversion feature that allowed the holder to convert the debt into equity shares at any time within a specified period at a price equal to 95% of the volume weighted average price of our common shares for the five trading days prior to the conversion date. As the host contract did not embody a claim to the residual interest in us, the economic characteristics and risks of the host contract was considered that of a debt instrument and classified as a liability.

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

The warrants are detached from the convertible note with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if we were not able to register the shares underlying the warrants. According to paragraph 16 of APB 14, the portion of the proceeds of the convertible note issued with the detachable warrants which is allocable to the warrants is accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. The portions of the proceeds allocated to the convertible note and warrants were $1,627,311 and $497,689 (refer to Note 8), respectively. The resultant debt discount was amortized over the life of the convertible note (paragraph 16 of APB14).

NOTE 8 – STOCKHOLDERS’ EQUITY

We completed a private placement of 10,660,705 units at a price of $0.425 per unit or $4,530,800 in the aggregate in May 2008. Each unit consists of one share of our common stock and one Series C stock purchase warrant (Series C warrant) to purchase a share of common stock at the initial exercise price of $0.55 per share for a period of two years from the date of issuance.  The relative fair value of the common stock was estimated to be $2,972,407 and the relative fair value of the warrants was estimated to be $1,558,393 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.  In conjunction with our completion of the acquisition of the HepatAssist related assets in October 2008, we reduced the initial exercise price of the Series C warrants to $0.34 per share.  In connection with the private placement, the agent was due a sales commission equal to $90,828 or two (2%) percent of the gross proceeds, which was settled by issuing to the agent 213,713 units. In addition, we issued an aggregate of 50,000 units in payment of legal fees in the amount of $21,250. These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

Pursuant to the Subscription Agreement and the Registration Rights Agreement relating to the private placement, we and the investor parties made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature.  In the event that during the twelve month period following the closing date we issue shares at a price per share which is less than $0.425 per share (the “Base Share Price”), then we are required to issue to the investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement.

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

Each of our warrants outstanding entitles the holder to purchase one share of our common stock for each warrant share held. No warrants were exercised during the three month period ended March 31, 2009.  A summary of our outstanding warrants, which are also described in Notes 4 and 7, is as follows:

	Warrants	Series C Warrants	Series D Warrants
Warrants outstanding and exercisable at March 31, 2009	737,000	12,989,830	750,000
Exercise price	$1.50	$0.34	$0.35
Fair value on date of grant	$714,890	$1,898,867	$98,325
Black-Scholes option pricing model assumptions:
Risk-free interest rate	4.58%	2.46%	2.64%
Expected term	5 years	2 years	5 years
Expected volatility	96.20%	94.10%	84.50%
Dividend per share	$0	$0	$0
Expiration date	May 11, 2012	May 23, 2010	October 3, 2013

A total of 14,476,830 shares of our common stock have been reserved for issuance upon exercise of warrants shares outstanding as of March 31, 2009. As stated in Note 4, subsequent to March 31, 2009, we entered into a Repurchase Agreement with Arbios whereby we repurchased the Series D warrants from Arbios in consideration of the payment of the Deferred Cash Purchase Price on April 22, 2009.

NOTE 9 - STOCK OPTIONS

We have an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 40,000,000 shares of our common stock have been reserved for award under the stock option plan, of which 35,098,000 were available for future issuance as of March 31, 2009.  Options granted under our option plan generally vest over two to five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three month period ended March 31, 2009, total compensation expense charged to operations was $140,631 with $134,123 classified as salaries and benefits and $6,508 included in director fees.  Of the amount classified as salaries, $96,940 was due to early achievement of milestone based options related to a grant in October 2006.

As of March 31, 2009, we had $144,655 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 4.24 years.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending March 31, 2009, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

The following discussion and analysis is based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with Form 10-Q instructions and accounting principles generally accepted in the United States of America, and should be read in conjunction with those financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a development stage biotechnology company focusing on the development of a cell-based bioartficial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

On October 3, 2008, in order to enhance and strengthen our pre-existing bioartificial liver development program, we acquired HepatAssist Related Assets from Arbios Systems, Inc. (“Arbios”), which assets included over 12 patents and patent licenses; miscellaneous scientific equipment; FDA Investigative New Drug (IND) application, including orphan drug and fast track designation; Phase I and Phase II/III clinical protocols and clinical data; and standard operating procedures for manufacturing and quality control. The acquired assets relate to a bioartificial liver device formerly known as “HepatAssist.” HepatAssist passed clinical Phase I studies and was evaluated in the largest-ever Phase II/III clinical study (prospective, randomized, multicenter, controlled trial involving over 170 patients) to test the safety and efficacy of a bioartificial liver assist device. The clinical data was published in 2004 and demonstrated a significant survival advantage  for bioartificial liver device treated patients in fulminant and sub-fulminant hepatic failure compared with the patient control group receiving standard-of-care treatment.

We are working towards optimizing the former HepatAssist bioartificial liver device for utilization in a new, clinical Phase II/III study followed, if warranted, by commercialization upon final regulatory approval.

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

Asset Purchase Agreement

On October 3, 2008, we entered into and consummated the transactions contemplated by a purchase agreement with Arbios (the “Asset Purchase Agreement”). In order to enhance and strengthen our current PICM-19 porcine liver cell line based bioartifical liver technology, we purchased certain specified assets of Arbios relating to the pig cell based liver device technology that was being developed by Arbios.

The purchase price of the acquired assets consisted of: $450,000 in cash, of which $250,000 was paid at the closing and $200,000 has been deferred for up to 18 months; a Series D Stock Purchase Warrant to purchase up to 750,000 shares of our common stock at an exercise price of $0.35 per share for a period of 5 years (the “Series D Warrant”).  The deferred $200,000 payment (“Deferred Cash Purchase Price”) is due and payable on the earlier of (i) the date on which we consummate one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date.

The issuance of the Series D Warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act in that the issuance did not involve a public offering. We granted Arbios certain registration rights, as more fully set forth in the Registration Rights Agreement dated October 3, 2008 between us and Arbios, with respect to the shares of our common stock issuable upon exercise of the Series D warrant.  Pursuant to the Registration Rights Agreement, if we have not filed with, and have declared effective by, the Securities and Exchange Commission, a registration statement within nine months of October 3, 2008, Arbios, to the extent applicable, will be entitled to utilize the cashless exercise provisions of the Series D Warrant. Because of our subsequent repurchase of the Series D Warrant, our obligation to register the underlying shares has terminated. Please refer to “Warrant Repurchase Agreement” below.

Warrants

As of March 31, 2009, the following warrants were outstanding: 12,989,830 Series C warrants with an exercise price of $0.34 per share exercisable into common stock until May 23, 2010; 750,000 Series D warrants with an exercise price of $0.35 per share exercisable into common stock until October 3, 2013; and 737,000 warrants with an exercise price of $1.50 per share exercisable into common stock until May 11, 2012.

Warrant Repurchase Agreement

On April 22, 2009, we consummated the transactions contemplated by a Warrant Repurchase Agreement between us and Arbios.

Pursuant to the Repurchase Agreement, we repurchased the Series D stock purchase warrants previously issued to Arbios as partial consideration pursuant to the Asset Purchase Agreement. In consideration thereof we accelerated payment of the Deferred Cash Purchase Price to April 22, 2009.  The Series D Warrants entitled the holder to purchase up to 750,000 shares of our common stock at a price of $0.35 per share.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in our annual Form 10-K filed with the Securities and Exchange Commission, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Results of Operations

Operating Expenses

A summary of our operating expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Expenses
Salary and benefits	$200,048	$332,083	$(132,035)	(39.8%)
Research and development	51,075	127,463	(76,388)	(59.9%)
Shareholder and investor relations	2,280	3,955	(1,675)	(42.4%)
Administrative and general	53,966	47,594	6,372	13.4%
Professional fees- accounting and legal	104,254	22,545	81,709	362.4%
Director, management and consulting fees	41,708	750	40,958	5461.1%
Depreciation	-	2,607	(2,607)	(100.0%)
Total operating expense	$453,331	$536,997	$(83,666)	(15.6%)

Salaries and benefits:  We incurred salaries and benefits expense of $200,048 for the three-month period ended March 31, 2009, representing a decrease of approximately 40% or $132,035 from the same period in 2008.  The majority of the decrease, $115,411, is due to fewer employees as we terminated our research scientists effective November 30, 2008 as a result of the Arbios Systems, Inc. asset acquisition in October 2008 and due our closing of the corporate office in Vancouver British Columbia on August 31, 2008, as we repositioned our strategic direction.  The remaining $16,624 decrease is due to a decrease in stock compensation expense as large option grants have been fully expensed.

Research and development:  We incurred $51,075 in research and development expenses representing a decrease of $76,388 or 60% primarily due to the cancellation of our purchased research and development program with the USDA effective October 2008.  As of March 31, 2009, 29%, or $15,000 of research costs relates to the sponsored research agreement with Michigan State University (MSU), which was cancelled effective April 24, 2009.  We had not incurred expenses on this contract since 2007.  We cancelled both the USDA and MSU research programs as a result of repositioning our strategic direction as noted.  The remaining 71% of research and development expenses for the period ended March 31, 2009 were expenditures for the development of HepaMate.

Shareholder and investor relations:  We incurred $2,280 of shareholder and investor relations expense which is $1,675 lower than for the same period in 2008.  The decrease represents higher costs during 2008 due to completing a private placement funding in May 2008.

Administrative and general:   We incurred $53,966 in administrative and general expenses, which is a net increase of $6,372 or 13% compared to the same period in 2008.  The change is comprised of a decrease of $31,662 in facilities and travel expenses due to closing of the corporate office in Vancouver British Columbia on August 31, 2008, offset by an increase of $38,034 for the first time incurrence of license maintenance fees and director and officer insurance.

Professional fees:  We incurred a total of $104,254 in professional fees for an increase of $81,709 or 362%, which is comprised of the following:  an increase of $25,126 for external accounting fees as these services were primarily performed by the corporate office in Vancouver British Columbia in 2008; an increase of $38,793 in legal fees due additional services needed to support operations and the MSU sponsored research agreement; and a $17,790 increase due to audit and other consulting services.

Director, management and consulting fees:  We incurred $41,708 in director, management and consulting expenses versus $750 in the same period last year due to increasing the number of positions on the Board of Directors from three to five beginning in September 2008; increasing the independent Director’s fees from $750 to $2,500 on a quarterly basis; and also hiring a Chief Financial Officer, on a contract basis, in February 2009.

Depreciation:  Depreciation expense was zero for the period ended March 31, 2009 as all assets were retired compared to the same period in 2008.

Other Income and (expense)

A summary of our other income and expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Other income and (expenses)
Interest on promissory note	$-	$(22,930)	$(22,930)	(100.0%)
Interest, bank charges and foreign exchange loss	(590)	(9,177)	(8,587)	(93.6%)
Interest income	10,540	2,897	7,643	263.8%
Amortization of discount on notes	(2,349)	(468,343)	(465,994)	(99.5%)
Amortization of deferred financing costs	-	(210,728)	(210,728)	(100.0%)
Total other expense	$7,601	$(708,281)	$(715,882)	(101.1%)

Other income and expense decreased due to the conversion of notes payable.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,771,661 and $3,084,155 as of March 31, 2009 and December 31, 2008, respectively.  We financed our operations from cash on hand during the three month period ending March 31, 2009.

Net cash flow used in operating activities was $306,875 for the three months ended March 31, 2009, compared to net cash used of $385,979 for the same period in 2008.

We had no net cash provided from financing and investing activities during the periods ended March 31, 2009 and 2008.

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $19,767,346 from inception through March 31, 2009.  Additionally, we have expended a significant amount of cash in developing our technology and operating as a public entity.  We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2010. Our prospects after March 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Director and Management Fees: For the three months ended March 31, 2009, we incurred $10,000 in board fees for our non-employee directors.  In addition, we recorded $6,508 as stock compensation expense during this period relating to stock options grants to directors during 2008. There are no management or consulting agreements in effect.

Legal Fees: During the three months ended March 31, 2009, we incurred $35,988 for legal services rendered by a law firm of which one of our non-employee directors is a member.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Unaudited Interim Financial Statements in this Form 10-Q.

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

ITEM 4T.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2009 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized on this 14th day of May, 2009.

HepaLife Technologies, Inc.
(Registrant)

Date	Signature	Title

May 14, 2009	/s/ Frank Menzler	Director, Chairman of the Board,
	Frank Menzler	President and Chief Executive Officer

May 14, 2009	/s/ Donna A. Lopolito	Chief Financial Officer
Donna A. Lopolito