Form 10-Q/A
period 2009-03-31
HEPALIFE TECHNOLOGIES INC
filed 2009-08-04
CIK 1054274

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Yes [  ] No [  ]  Not Applicable [X]

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) is being filed by HepaLife Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the quarter ended March 31, 2009. This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009 (the “Original Filing”) and reflects certain adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). Specifically, on July 30, 2009, we determined that EITF 07-5 should have been adopted effective January 1, 2009 with regards to the Series C warrants. As a result, our financial statements included in the Form 10-Q for the quarter ended March 31, 2009 did not reflect a reclassification of 12,989,830 Series C Warrants from equity to a noncurrent warrant liability, resulting in a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,393,504. Additionally, for the three months ended March 31, 2009, we understated the change in fair value of warrant liability by $405,657 and, as a result, understated the Company’s net loss for the quarter ended March 31, 2009 by $405,657.

This Form 10-Q/A has revised Item 1 “Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 4T “Controls and Procedures”, and Item 5 “Other Information.”

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-Q/A certain currently dated certifications.

Pursuant to the requirements of Form 8-K Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company was required to file a Form 8-K. However, the Company was able to satisfy the Form 8-K filing requirements by filing this Form 10-Q/A within the required reporting period.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occuring subsequent to the original filing date.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
	(unaudited)
	March 31,	December 31,
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,777,661	$3,084,155
Prepaid expenses (Note 6)	62,398	98,716
Total current assets	2,840,059	3,182,871

Long-term deposits	5,000	-

Total assets	$2,845,059	$3,182,871

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$69,807	$105,250
Contract commitment payable (Note 4)	200,000	-
Discount on contract commitment payable	(10,524)	-
Total current liabilities	259,283	105,250

Contract commitment payable (Note 4)	-	200,000
Discount on contract commitment payable	-	(12,873)
Warrant liability	911,020	-
Total liabilities	1,170,303	292,377

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 8)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 91,996,829 (2008: 91,996,829)	91,998	91,998
Additional paid-in capital	20,362,257	22,120,493
Accumulated other comprehensive income	-	(381)
Loss accumulated during the development stage	(18,779,499)	(19,321,616)

Total stockholders' equity	1,674,756	2,890,494

Total liabilities and stockholders' equity	$2,845,059	$3,182,871

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended March 31, 2009 and 2008
and from inception (October 21, 1997) to March 31, 2009
(unaudited)
			From inception
	Three Months Ended		(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Salary and benefits	200,048	332,083	5,834,803
Research and development	51,075	127,463	1,964,749
Shareholder and investor relations	2,280	3,955	4,156,994
Administrative and general	53,966	47,594	1,313,306
Professional fees- accounting and legal	104,254	22,545	816,197
Director, management and consulting fees (Note 5)	41,708	750	1,064,750
Depreciation	-	2,607	35,410
Stock offering costs	-	-	1,926,713
	453,331	536,997	17,112,922

Operating Loss	(453,331)	(536,997)	(17,112,922)

Other income and (expenses)
Interest on promissory note (Note 7)	-	(22,930)	(355,112)
Interest, bank charges and foreign exchange loss	(590)	(9,177)	(36,397)
Interest income	10,540	2,897	130,659
Loss on disposal of fixed assets	-	-	(3,061)
Amortization of discount on notes (Note 7)	(2,349)	(468,343)	(2,096,998)
Amortization of deferred financing costs (Note 7)	-	(210,728)	(293,515)
Change in fair value of warrant liability	(405,657)	-	987,847
	(398,056)	(708,281)	(1,666,577)

Net loss available to common stockholders	$(851,387)	$(1,245,278)	$(18,779,499)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	91,996,829	78,370,004

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (October 21, 1997) to March 31, 2009
(unaudited)

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficit)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with
the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature
of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible
promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes
in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash,
at $0.425 per share in May 2008 and
in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-		3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Cumulative effective of change in accounting principle			(1,898,867)		1,393,504		(505,363)

Stock based compensation expenses	-	-	140,631	-	-	-	140,631

Comprehensive income (loss)
Foreign currency translation adjustment	-	-		381	-		381

Loss, for the three months ended March 31, 2009	-	-	-	-	(851,387)	(851,387)	(851,387)

Total comprehensive income						$ (851,387)

Balance, March 31, 2009	91,996,829	$ 91,998	$ 20,362,257	$ -	$ (18,779,499)		$ 1,674,756

(The accompanying notes are an integral part of these financial statements) 6

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month periods ended March 31, 2009 and 2008
and from inception (October 21, 1997) to March 31, 2009
(unaudited)
			From inception
	Three Months Ended		(October 21, 1997)
	March 31,	March 31,	to March 31,
(Expressed in U.S. Dollars)	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(851,387)	$(1,245,278)	$(18,779,499)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	2,607	35,410
Amortization of license fees	18,750	-	106,250
Services paid by issuance of common stock	-	-	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased by issuance of common stock warrants and a contract commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	140,631	150,748	4,248,283
Amortization of discount on notes	2,349	468,343	2,096,998
Amortization of deferred financing costs	-	210,728	293,515
Loss on disposal of assets	-	-	3,061
Change in fair value of warrant liability	405,657	-	(987,847)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	12,568	1,272	(98,650)
Increase (decrease) in accounts payable	(35,443)	2,671	69,807
Increase in accounts payable - related party	-	22,930	99,946
Net cash used in operating activities	(306,875)	(385,979)	(9,671,010)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	-	-	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by financing activities	-	-	12,562,142
Increase (decrease) in cash and cash equivalents	(306,875)	(385,979)	2,777,661
Effect of foreign exchange rate	381	6,015	-
Cash and cash equivalents, beginning of period	3,084,155	534,113	-
Cash and cash equivalents, end of period	$2,777,661	$154,149	$2,777,661
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$106	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities:
Common stock and warrants issued for professional services	$-	$-	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$-	$977,745
Conversion of debt to equity	$-	$755,000	$2,500,000
(The accompanying notes are an integral part of these financial statements) 7

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
  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
  FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements”.

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

	Three Months Ended
	March 31,
	2009	2008

Numerator - net loss available to common stockholders	$(851,387)	$(1,245,278)
Denominator - weighted average number of common shares outstanding	91,996,829	78,370,004
Basic and diluted loss per common share	($0.01)	($0.02)

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

The warrants are detached from the convertible note with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if we were not able to register the shares underlying the warrants. As of the transaction date and in accordance with paragraph 16 of APB 14, the portion of the proceeds of the convertible note issued with the detachable warrants which is allocable to the warrants was accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. The portions of the proceeds allocated to the convertible note and warrants were $1,627,311 and $497,689 (refer to Note 8), respectively. The resultant debt discount was amortized over the life of the convertible note (paragraph 16 of APB14).

NOTE 8 – STOCKHOLDERS’ EQUITY

We completed a private placement of 10,660,705 units at a price of $0.425 per unit or $4,530,800 in the aggregate in May 2008. Each unit consists of one share of our common stock and one Series C stock purchase warrant (Series C warrant) to purchase a share of common stock at the initial exercise price of $0.55 per share for a period of two years from the date of issuance. The relative fair value of the common stock was estimated to be $2,972,407 and the relative fair value of the warrants was estimated to be $1,558,393 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued on the transaction date using the Black-Scholes option pricing model. In conjunction with our completion of the acquisition of the HepatAssist related assets in October 2008, we reduced the initial exercise price of the Series C warrants to $0.34 per share. In connection with the private placement, the agent was due a sales commission equal to $90,828 or two (2%) percent of the gross proceeds, which was settled by issuing to the agent 213,713 units. In addition, we issued an aggregate of 50,000 units in payment of legal fees in the amount of $21,250. These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

Pursuant to the Subscription Agreement and the Registration Rights Agreement relating to the private placement, we and the investor parties made other covenants and representations and warranties regarding matters that are customarily included in financings of this nature. In the event that during the twelve month period following the closing date we issue shares at a price per share which is less than $0.425 per share (the “Base Share Price”), then we are required to issue to the investors the number of shares equal to (1) the quotient of the aggregate purchase price payable under the Securities Purchase Agreement divided by Base Share Price less (2) the quotient of the aggregate purchase price divided by the per share purchase price under the Securities Purchase Agreement (the “Dilutive Issuance Adjustment”).

On August 18, 2008, the Board of Directors agreed to issue 400,000 shares of its restricted common stock for services provided by its investment banker for the period January 1, 2008 to August 31, 2008. The value of the issuance was agreed to be the value of services provided, $170,000. These shares were issued November 8, 2008.

Warrants

Each of our warrants outstanding entitles the holder to purchase one share of our common stock for each warrant share held. No warrants were exercised during the three month period ended March 31, 2009. A summary of our outstanding warrants as of March 31, 2009 and the assumptions used to determine fair value as of the date of the respective transactions, which are also described in Notes 4 and 7, is as follows:

		Series C	Series D
	Warrants	Warrants	Warrants
Warrants outstanding and exercisable at March 31, 2009	737,000	12,989,830	750,000
Exercise price	$1.50	$0.34	$0.35
Fair value on date of grant	$714,890	$1,898,867	$98,325
Black-Scholes option pricing model assumptions:
Risk-free interest rate	4.58%	2.46%	2.64%
Expected term	5 years	2 years	5 years
Expected volatility	96.20%	94.10%	84.50%
Dividend per share	$0	$0	$0
Expiration date	May 11, 2012	May 23, 2010	October 3, 2013

The potential of a Dilutive Issuance Adjustment to the Series C Warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series C Warrants fall under the scope of EITF 07-5, which is effective January 1, 2009, the beginning of our fiscal year 2009. Pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), the Series C Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in paragraph 11(a) of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and thus need to be accounted for as a derivative. As of March 31, 2009, we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series C Warrants.

The Warrants and Series D Warrants are accounted for in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” In accordance with the EITF, the fair value of such warrants is classified as a component of permanent equity within additional paid-in capital and was calculated on the date of grant using the Black-Scholes Option pricing model.

A total of 14,476,830 shares of our common stock have been reserved for issuance upon exercise of warrants shares outstanding as of March 31, 2009. As stated in Note 4, subsequent to March 31, 2009, we entered into a Repurchase Agreement with Arbios whereby we repurchased the Series D warrants from Arbios in consideration of the payment of the Deferred Cash Purchase Price on April 22, 2009.

Restatement of March 31, 2009 financial statements

On July 30, 2009, subsequent to the original filing of the Company’s Form 10-Q for the quarter ended March 31, 2009, we determined that EITF 07-5 should have been adopted effective January 1, 2009 for the Series C Warrants. The adoption of EITF 07-5 resulted in a material misstatement of our financial statements for the quarter ended March 31, 2009. As a result, we are filing this amended Form 10-Q to restate the financial statements for the quarter ended March 31, 2009. The restated financial statements reflect a reclassification of 12,989,830 Series C Warrants from equity to a noncurrent warrant liability and a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,393,504. Additionally, for the three months ended March 31, 2009, we understated the change in fair value of the warrant liability by $405,657 and, as a result, understated net loss for the quarter ended March 31, 2009 by $405,657, which was recorded in other expense.

We account for the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At March 31, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 106.89%, risk-free rate 0.69%, and term of 1.17 years. The warrant liability recorded fair value is summarized below:

Beginning balance, January 1, 2009	$505,363
Change in fair value of warrant liability	405,657
Ending balance, March 31, 2009	$911,020

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

Overview

     We are a development stage biotechnology company focusing on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

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

Asset Purchase Agreement

     On October 3, 2008, we entered into and consummated the transactions contemplated by a purchase agreement with Arbios (the “Asset Purchase Agreement”). In order to enhance and strengthen our current PICM-19 porcine liver cell line based bioartificial liver technology, we purchased certain specified assets of Arbios relating to the pig cell based liver device technology that was being developed by Arbios.

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

Other Income and (expense)

      A summary of our other income and expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
Other income and(expenses)
Interest on promissory note	$-	$(22,930)	$22,930	(100.0%)
Interest, bank charges and foreign exchange loss	(590)	(9,177)	8,587	(93.6%)
Interest income	10,540	2,897	7,643	263.8%
Amortization of discount on notes	(2,349)	(468,343)	465,994	(99.5%)
Amortization of deferred financing costs	-	(210,728)	210,728	(100.0%)
Change in fair value of warrant liability	(405,657)	-	(405,657)	100.0%
Total other expense	$(398,056)	$(708,281)	$310,225	(43.8%)

     Amortization of discount on notes and deferred financing costs: These accounts decreased due to the conversion of notes payable during the three-month period ended March 31, 2008.

     Change in fair value of warrant liability: On January 1, 2009, we adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. We determined that our Series C Warrants contained a Dilutive Issuance provision. As a result, we reclassified 12,989,830 Series C Warrants from equity to a noncurrent warrant liability and recorded a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,393,504.

     We account for the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At March 31, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 106.89%, risk-free rate 0.69%, and term of 1 year and 2 months. The $405,657 increase in fair value of the warrant liability for the three-months ended March 31, 2009 was recorded in Other Expenses as a non-cash charge.

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

     The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $18,779,499 from inception through March 31, 2009. Additionally, we have expended a significant amount of cash in developing our technology and operating as a public entity. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2010. Our prospects after March 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

ITEM 4T. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were not effective such that the information required to be disclosed in our United States Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to filing our Form 10-Q for the quarter ended March 31, 2009, we determined that our Series C Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for the Series C Warrants as a noncurrent warrant liability. As a result, we have concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. We are currently evaluating how to effectively remediate this material weakness. In this regard, we continue to review our disclosure controls and procedures, including internal control over financial reporting, and intend to make changes aimed at enhancing their effectiveness.

(b)	Internal Control over Financial Reporting.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review:  This Form 10-Q/A is being filed to restate the financial statements previously filed on Form 10-Q for the quarter ended March 31, 2009.  Refer to “Explanatory Note” preceding the consolidated financial statements in this Form 10-Q/A.

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

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized on this 4th day of August, 2009.

                                                                                                                                HepaLife Technologies, Inc.

                                                                                                                                (Registrant)

Date                                                       Signature                                               Title

August 4, 2009                                     /s/ Frank Menzler                                 Director, Chairman of the Board,

                                                                Frank Menzler                                      President and Chief Executive Officer

August 4, 2009                                     /s/ Donna A. Lopolito                         Chief Financial Officer

                                                                Donna A. Lopolito