Form 10-Q
period 2009-06-30
HEPALIFE TECHNOLOGIES INC
filed 2009-08-13
CIK 1054274

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,996,829 shares of Common Stock, par value $0.001, were outstanding on August 11, 2009.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
	(unaudited)
	June 30,	December 31,
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,364,126	$3,084,155
Prepaid expenses (Note 6)	97,041	98,716
Total current assets	2,461,167	3,182,871

Long-term deposits	5,000	-

Total assets	$2,466,167	$3,182,871

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$134,949	$105,250
Total current liabilities	134,949	105,250

Contract commitment payable (Note 4)	-	200,000
Discount on contract commitment payable	-	(12,873)
Warrant liability (Note 8)	546,901	-
Total liabilities	681,850	292,377

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 8)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 91,996,829 (2008: 91,996,829)	91,998	91,998
Additional paid-in capital	20,386,181	22,120,493
Accumulated other comprehensive income	-	(381)
Loss accumulated during the development stage	(18,693,862)	(19,321,616)

Total stockholders' equity	1,784,317	2,890,494

Total liabilities and stockholders' equity	$2,466,167	$3,182,871

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six month periods ended June 30, 2009 and 2008 and from inception (October 21, 1997) to June 30, 2009
(unaudited)
					From inception
					(October 21, 1997)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
(Expressed in U.S. Dollars)	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Salary and benefits	87,214	310,667	287,262	642,750	5,922,017
Research and development	45,769	81,742	96,844	209,205	2,010,518
Shareholder and investor relations	12,714	166,760	14,994	170,715	4,169,708
Administrative and general	51,171	44,711	105,137	92,305	1,364,477
Professional fees- accounting and legal	57,203	66,260	161,457	88,805	873,400
Director, management and consulting fees (Note 5)	22,561	750	64,269	1,500	1,087,311
Depreciation	-	2,607	-	5,214	35,410
Stock offering costs	-	-	-	-	1,926,713
	276,632	673,497	729,963	1,210,494	17,389,554

Operating Loss	(276,632)	(673,497)	(729,963)	(1,210,494)	(17,389,554)

Other income and (expenses)
Interest on promissory note (Note 7)	-	(18,685)	-	(41,615)	(355,112)
Interest, bank charges and foreign exchange loss	(362)	4	(952)	(9,173)	(36,759)
Interest income	9,036	8,569	19,576	11,466	139,695
Loss on disposal of fixed assets	-	-	-	-	(3,061)
Amortization of discount on notes (Note 4 and Note 7)	(10,524)	-	(12,873)	(468,343)	(2,107,522)
Amortization of deferred financing costs (Note 7)	-	-	-	(210,728)	(293,515)
Change in fair value of warrant liability	364,119	-	(41,538)	-	1,351,966
	362,269	(10,112)	(35,787)	(718,393)	(1,304,308)

Net income (loss) available to common stockholders	$85,637	$(683,609)	$(765,750)	$(1,928,887)	$(18,693,862)

Income (loss) per share - basic and diluted	$0.00	$(0.01)	(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	91,996,829	81,604,652	91,996,829	79,974,458

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (October 21, 1997) to June 30, 2009
(unaudited)

				Accumulated other	Loss accumulated		Total
	Common Stock		Additional	comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficit)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with
the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature
of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible
promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes
in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash,
at $0.425 per share in May 2008 and
in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Cumulative effect of change in accounting principle	-	-	(1,898,867)	-	1,393,504	-	(505,363)

Stock based compensation expenses	-	-	164,555	-	-	-	164,555

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	381	-	381	381

Loss, for the six months ended June 30, 2009	-	-	-	-	(765,750)	(765,750)	(765,750)

Total comprehensive income						$ (765,369)

Balance, June 30, 2009	91,996,829	$ 91,998	$ 20,386,181	$ -	$ (18,693,862)		$ 1,784,317

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended June 30, 2009 and 2008
and from inception (October 21, 1997) to June 30, 2009
(unaudited)
			From inception
	Six Months Ended		(October 21, 1997)
	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(765,750)	$(1,928,887)	$(18,693,862)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	5,214	35,410
Amortization of license fees	37,500	-	125,000
Services paid by issuance of common stock	-	-	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased by issuance of common stock warrants and a contract commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	164,555	313,396	4,272,207
Amortization of discount on notes payable	12,873	468,343	2,107,522
Amortization of deferred financing costs	-	210,728	293,515
Loss on disposal of assets	-	-	3,061
Change in fair value of warrant liability	41,538	-	(1,351,966)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(40,825)	(2,557)	(152,043)
Increase (decrease) in accounts payable	29,699	37,464	134,949
Increase in accounts payable - related party	-	(208,330)	99,946
Net cash used in operating activities	(520,410)	(1,104,629)	(9,884,545)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Payment on contract commitment	(200,000)	-	(200,000)
Proceeds from issuance of common stock and warrants, net	-	4,530,800	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by (used in) financing activities	(200,000)	4,530,800	12,362,142
Increase (decrease) in cash and cash equivalents	(720,410)	3,426,171	2,364,126
Effect of foreign exchange rate	381	4,225	-
Cash and cash equivalents, beginning of period	3,084,155	534,113	-
Cash and cash equivalents, end of period	$2,364,126	$3,964,509	$2,364,126
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$150,000	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities:
Common stock and warrants issued for professional services	$-	$112,078	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$977,745	$977,745
Conversion of debt to equity	$-	$755,000	$2,500,000
(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (Expressed in U.S. Dollars) (Unaudited)

NOTE 1 - BASIS OF PRESENTATION, AND GOING CONCERN UNCERTAINTIES

We are a development stage biotechnology company focusing on the development of a cell-based bioartificial liver system.

We have incurred net operating losses since inception. We face all the risks common to companies in early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of cr13edit will be sufficient to meet our cash requirements through December 2010. Our prospects after December 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Principles of Consolidation

Included in our consolidated financial statements are our accounts and the accounts of our subsidiaries, HepaLife Biosystems, Inc., Phoenix BioSystems, Inc., and HepaLife Technologies Ltd. HepaLife Biosystems, Inc. was incorporated in State of Nevada on April 17, 2007 for the purpose of categorizing operations and accounting associated with our research and development efforts with the patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems. Phoenix BioSystems, Inc. was incorporated under the laws of the State of Nevada on June 6, 2006 for the purpose of categorizing operations and accounting associated with our research and development efforts with the patented PBS-1 cell line. We terminated the development of the PBS-1 cell line on April 24, 2009. As a result, we dissolved Phoenix BioSystems, Inc. on May 19, 2009. HepaLife Technologies Ltd. was incorporated on April 11, 2007 in British Columbia, Canada, for the purpose of streamlining business operations in Canada. We ceased to conduct business in Canada on August 31, 2008 and closed this office. As a result, we dissolved HepaLife Technologies, Ltd. All significant intercompany transactions and accounts have been eliminated.

NOTE 2 – ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter and six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

Fair Value

The carrying amount of cash, accounts payable, accrued liabilities and notes payable reported on the balance sheet approximates those assets’ or liabilities’ fair values (representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants)  because of the short-term nature of these instruments. We place our cash with high credit quality financial institutions. Refer to Note 8 regarding fair value measurements relating to the warrant liability.

Recent and Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “ Accounting for Leases ” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of SFAS 157 “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore we were required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of our fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on our consolidated financial statements.

We adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) effective January 1, 2009.  The adoption of EITF 07-5 had a material effect on our financial position and results of operations as further explained in Note 8 under the subsection “Warrants”.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement had no material impact on our financial position, results of operations, or cash flows.

On April 9, 2009, the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”;
  FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; and
  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. We have adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required.

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

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. We will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Dilutive common stock equivalents include 16,426,830 warrants and stock options that are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator - net income (loss) available to common stockholders	$ 85,637	$ (683,609)	$ (765,750)	$ (1,928,887)
Denominator - weighted average number of common shares outstanding	91,996,829	81,604,652	91,996,829	79,974,458
Basic and diluted income (loss) per common share	$0.00	($0.01)	($0.01)	($0.02)

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

On April 1, 2009, we entered into a Repurchase Agreement with Arbios whereby we reacquired the Series D Warrants effective April 22, 2009 in consideration for the accelerated payment of the Deferred Cash Purchase Price. Due to the early retirement of the contract commitment, we recognized the full unamortized discount outstanding as of April 22, 2009 in the amount of $10,524.

For the three and six months ended June 30, 2009, $10,524 and $12,873, respectively, of discount amortization was charged to interest expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

Director and Management Fees: For the three and six month periods ended June 30, 2009, we incurred $10,000 (2008: $750) and $20,000 (2008: $1,500), respectively, in board fees for our non-employee directors. In addition, for the three and six month periods ended June 30, 2009, we recorded $6,148 (2008: $820) and $12,656 (2008: $820), respectively, as stock compensation expense relating to stock options grants to directors (refer to Note 9). There are no management or consulting agreements in effect.

Legal Fees: During the three and six months ended June 30, 2009, we incurred $25,175 (2008: $31,375) and $61,163 (2008: $46,425), respectively, for legal services rendered by a law firm of which a non-employee director is a member.

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

In January 2009, we provided notice to MSU to terminate the license agreement effective April 24, 2009. For the three and six months ended June 30, 2009, we incurred $nil and $30,848, respectively, in expenses related to this contract. The $30,848 consisted of a $15,000 milestone payment charged to research and development and $15,848 in legal fees. Total costs incurred to date relating to this license agreement are $104,201.

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

Warrants

Each of our warrants outstanding entitles the holder to purchase one share of our common stock for each warrant share held. No warrants were exercised during the six month period ended June 30, 2009. As stated in Note 4, we entered into a Repurchase Agreement on April 22, 2009 with Arbios whereby we repurchased all of the 750,000 shares outstanding of the Series D warrants from Arbios in consideration for the early payment of the Deferred Cash portion of the Purchase Price. A summary of our outstanding warrants and the assumptions used to determine fair value as of the date of the respective transactions, which are also described in Notes 4 and 7, is as follows:

		Series C
	Warrants	Warrants
Warrants outstanding and exercisable at June 30, 2009	737,000	12,989,830
Exercise price	$1.50	$0.34
Fair value on date of grant	$714,890	$1,898,867
Black-Scholes option pricing model assumptions:
Risk-free interest rate	4.58%	2.46%
Expected term	5 years	2 years
Expected volatility	96.20%	94.10%
Dividend per share	$0	$0
Expiration date	May 11, 2012	May 23, 2010

The potential of a Dilutive Issuance Adjustment to the Series C Warrants’ exercise price and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series C Warrants fall under the scope of EITF 07-5, which is effective January 1, 2009, the beginning of our fiscal year 2009. Pursuant to EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), the Series C Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in paragraph 11(a) of FASB 133 and thus need to be accounted for as a derivative. As of June 30, 2009, we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series C Warrants.

We measure the fair value of the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At June 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 105.19%, risk-free rate 0.56%, and term of 11 months. The warrant liability recorded fair value is summarized below:

Warrant liability

Beginning balance, January 1, 2009	$505,363
Change in fair value of warrant liability	405,657
Ending balance, March 31, 2009	911,020
Change in fair value of warrant liability	(364,119)
Ending balance, June 30, 2009	$546,901

The Warrants are accounted for in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” In accordance with the EITF, the fair value of such warrants is classified as a component of permanent equity within additional paid-in capital and was calculated on the date of grant using the Black-Scholes Option pricing model.

A total of 13,726,830 shares of our common stock have been reserved for issuance upon exercise of warrants shares outstanding as of June 30, 2009.

NOTE 9 - STOCK OPTIONS

We have an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 40,000,000 shares of our common stock have been reserved for award under the stock option plan, of which 35,098,000 were available for future issuance as of June 30, 2009. Options granted under our option plan generally vest over two to five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

During the three month period ended June 30, 2009, total compensation expense charged to operations was $23,924 (2008: $162,648) with $17,776 (2008: $820) classified as salaries and benefits and $6,148 (2008: $820) included in director fees.

During the six month period ended June 30, 2009, total compensation expense charged to operations was $164,555 and (2008: $313,396) with $151,898 (2008: $312,576) classified as salaries and benefits and $12,656 (2008: $820) included in director fees.

As of June 30, 2009, we had $120,731 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.5 years.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, to the date these finacial statements are being filed with the Securities Exchange Commission (“SEC”) which is August 13, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending June 30, 2009, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

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

Warrants

     As of June 30, 2009, the following warrants were outstanding: 12,989,830 Series C warrants with an exercise price of $0.34 per share exercisable into common stock until May 23, 2010; and 737,000 warrants with an exercise price of $1.50 per share exercisable into common stock until May 11, 2012.

     On July 8, 2009, we filed a registration statement to register the resale of the shares issuable upon the exercise of the Series C Warrants issued in connection with the private placement completed on May 23, 2008. The registration statement was declared effective as of July 17, 2009.

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

Results of Operations

Operating Expenses

    A summary of our operating expenses for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change

Expenses
Salary and benefits	$ 87,214	$ 310,667	$ (223,453)	(72%)
Research and development	45,769	81,742	(35,973)	(44%)
Shareholder and investor relations	12,714	166,760	(154,046)	(92%)
Administrative and general	51,171	44,711	6,460	14%
Professional fees- accounting and legal	57,203	66,260	(9,057)	(14%)
Director, management and consulting fees	22,561	750	21,811	2908%
Depreciation	-	2,607	(2,607)	(100%)
	$ 276,632	$ 673,497	$ (396,865)	(59%)

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change

Expenses
Salary and benefits	$ 287,262	$ 642,750	$ (355,488)	(55%)
Research and development	96,844	209,205	(112,361)	(54%)
Shareholder and investor relations	14,994	170,715	(155,721)	(91%)
Administrative and general	105,137	92,305	12,832	14%
Professional fees- accounting and legal	161,457	88,805	72,652	82%
Director, management and consulting fees	64,269	1,500	62,769	4185%
Depreciation	-	5,214	(5,214)	(100%)
	$ 729,963	$ 1,210,494	$ (480,531)	(40%)

     Salaries and benefits: We incurred salaries and benefits expense of $87,214 for the three-month period ended June 30, 2009 representing a decrease of $223,453 or 72% compared to the same period in 2008. The majority of the decrease, representing $144,871, is due to a decrease in stock compensation expense as certain option grants have been fully expensed. The remaining decrease of $78,582 is due to fewer employees as we terminated our research scientists effective November 30, 2008 as a result of the Arbios Systems, Inc. asset acquisition and due to our closing of the corporate office in Vancouver, British Columbia on August 31, 2008 as we repositioned our strategic direction.

     We incurred salaries and benefits expense of $287,262 for the six-month period ended June 30, 2009 representing a decrease of $355,488 or 55% compared to the same period in 2008. Approximately 55% of the decrease, or $193,992, is due to fewer employees as we terminated our research scientists effective November 30, 2008 as a result of the Arbios Systems, Inc. asset acquisition in October 2008, and due to our closing of the corporate office in Vancouver, British Columbia on August 31, 2008 as we repositioned our strategic direction. The remaining 45% of the decrease, or $161,496, is due to a decrease in stock compensation expense as certain option grants have been fully expensed.

     Research and development: We incurred $45,769 in research and development expenses for the three month period ended June 30, 2009 representing a decrease of $35,973 or 44% compared to the same period in 2008. This decrease is due primarily to the cancellation of our purchased research and development program with the USDA as of October 2008. The expenses incurred during this period were for the development of HepaMate.

     We incurred $96,844 in research and development expenses for the six month period ended June 30, 2009 representing a decrease of $112,361 or 54% compared to the same period in 2008. This decrease is due primarily to the cancellation of our purchased research and development program with the USDA effective October 2008 and the cancellation of our sponsored research agreement with Michigan State University (MSU) effective April 24, 2009. We cancelled both the USDA and MSU research programs as a result of repositioning our strategic direction.

     Shareholder and investor relations: We incurred $12,714 of shareholder and investor relations expense for the three-month period ended June 30, 2009 representing a decrease of $154,046 or 92% compared to the same period in 2008. We incurred $14,994 of shareholder and investor relations expense for the six-month period ended June 30, 2009, which is $155,721 or 91% lower than the same period in 2008. Both of these decreases represent higher costs during 2008 due to completing a private placement funding in May 2008.

     Administrative and general: We incurred $51,171 in administrative and general expenses for the three-month period ended June 30, 2009 representing an increase of $6,460 or 14% compared to the same period in 2008. The change is comprised of a decrease of $29,763 in facilities and travel expenses due to closing of the corporate office in Vancouver, British Columbia on August 31, 2008, offset by an increase of $36,223 for the first time incurrence of license maintenance fees and director and officer insurance.

     We incurred $105,137 in administrative and general expenses for the six-month period ended June 30, 2009 representing an increase of $12,832 or 14% compared to the same period in 2008. The change is comprised of a decrease of $61,425 in facilities and travel expenses due to closing of the corporate office in Vancouver, British Columbia on August 31, 2008, offset by an increase of $74,257 for the first time incurrence of license maintenance fees and director and officer insurance.

     Professional fees: We incurred a total of $57,203 in professional fees for the three month period ended June 30, 2009 for a decrease of $9,057 or 14% which is comprised of the following: an increase of $10,425 for external accounting fees as these services were primarily performed by the corporate office in Vancouver, British Columbia in 2008 and are now outsourced; a decrease of $18,384 in legal fees due the July 2008 private placement; and an $1,098 decrease due to audit and other consulting services.

     We incurred a total of $161,457 in professional fees for the six month period ended June 30, 2009 for an increase of $72,652 or 82%, which is comprised of the following: an increase of $37,946 for external accounting fees as these services were primarily performed by the corporate office in Vancouver, British Columbia in 2008 and are now outsourced; an increase of $20,409 in legal fees due primarily to legal fees incurred relating to the sponsored research agreement with Michigan State University which was terminated April 24, 2009; and an increase of $14,297 in audit and other consulting services.

     Director, management and consulting fees: We incurred a total of $22,561 in director, management and consulting expenses for the three month period ended June 30, 2009 for an increase of $21,811 compared to the same period in 2008. We incurred a total of $64,269 in director, management and consulting expense for the six month period ended June 30, 2009 for an increase of $62,769 compared to the same period in 2008. Both of these increases are attributable to an increase in the number of positions on the Board of Directors from three to five beginning in September 2008, increasing the Director’s fees from $750 to $2,500 on a quarterly basis, and also to hiring a Chief Financial Officer, on a contract basis, in February 2009.

     Depreciation: Depreciation expense was zero for the three and six month periods ended June 30, 2009 as all assets were retired compared to the same periods in 2008.

Other Income and (Expense)

     A summary of our other income and expense for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
Other income and (expense)
Interest income	$ 9,036	$ 8,569	$ 467	5%
Interest on promissory note	-	(18,685)	(18,685)	(100%)
Interest, bank charges and foreign exchange loss	(362)	4	366	9150%
Amortization of discount on notes	(10,524)	-	10,524	100%
Amortization of deferred financing costs	-	-	-	0%
Change in fair value of warrant liability	364,119	-	(364,119)	100%
Other income and (expense)	$ 362,269	$ (10,112)	$ (372,381)	(3683%)

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
Other income and (expense)
Interest income	$ 19,576	$ 11,466	$ 8,110	71%
Interest on promissory note	-	(41,615)	(41,615)	(100%)
Interest, bank charges and foreign exchange loss	(952)	(9,173)	(8,221)	(90%)
Amortization of discount on notes	(12,873)	(468,343)	(455,470)	(97%)
Amortization of deferred financing costs	-	(210,728)	(210,728)	(100%)
Change in fair value of warrant liability	(41,538)	-	41,538	100%
Other income and (expense)	$ (35,787)	$ (718,393)	$ (682,606)	(95%)

     Amortization of discount on notes and deferred financing costs: These accounts decreased due to the conversion of notes payable during the six-month period ended June 30, 2008.

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

     We account for the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At June 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 105.19%, risk-free rate 0.56%, and term of 11 months. Due to this re-measurement, we recorded non-operating income of $364,199 for the three months ended June 30, 2009, which represents a net decrease in the fair value our warrant liability for this period, and we recorded non-operating expense of $41,538 for the six month period ended June 30, 2009, which represents a net increase in the fair value of our warrant liability for this period.

Liquidity and Capital Resources

     We had cash and cash equivalents of $2,364,126 and $3,084,155 as of June 30, 2009 and December 31, 2008, respectively. We financed our operations from cash on hand during the six month period ending June 30, 2009.

     Net cash flow used in operating activities was $520,410 for the six month period ending June 30, 2009, compared to net cash used of $1,104,629 for the same period in 2008.

     Net cash used in financing activities was ($200,000) for the six month period ended June 30, 2009 compared to net cash provided from financing activities of $4,530,800 for the same period in 2008. During the six-month period ended June 30, 2009, we repaid contract commitments totaling $200,000. We completed a private placement funding of $4,530,000 for the same period ended June 2008.

We had no net cash provided from investing activities during the periods ended June 30, 2009 and 2008.

     The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $18,693,862 from inception through June 30, 2009. Additionally, we have expended a significant amount of cash in developing our technology and operating as a public entity. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through December 2010. Our prospects after December 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

     Director and Management Fees: For the three and six month periods ended June 30, 2009, we incurred $10,000 (2008: $750) and $20,000 (2008: $1,500), respectively, in board fees for our non-employee directors. In addition, for the three and six month periods ended June 30, 2009, we recorded $6,148 (2008: $820) and $12,656 (2008: $820), respectively, as stock compensation expense relating to stock options grants to directors (refer to Note 9). There are no management or consulting agreements in effect.

     Legal Fees: During the three and six months ended June 30, 2009, we incurred $25,175 (2008: $31,375) and $61,163 (2008: $46,425), respectively, for legal services rendered by a law firm of which a non-employee director is a member.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Unaudited Interim Financial Statements in this Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk is confined to our cash equivalent7

s and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4T. Controls and Procedures

Disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2009 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

     Other than as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     Subsequent to filing our Form 10-Q for the quarter ended March 31, 2009, we determined that our Series C Warrants contained a Dilutive Issuance provision, resulting in a material adjustment that was required to appropriately account for this security as a warrant liability in accordance with an accounting pronouncement that became effective on January 1, 2009. As a result, we filed an amended Form 10-Q for the quarter ended March 31, 2009 on August 4, 2009. We have strengthened our controls over financial reporting to evaluate and adopt accounting guidance in a timely manner.

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

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized on this 12th day of August, 2009.

Hepalife Technologies, Inc. (Registrant)
Date	Signature	Title
August 13, 2009	/s/ Frank Menzler	Director, Chairman of the Board
	Frank Menzler	President and Chief Executive Officer

August 13, 2009	/s/ Donna A. Lopolito	Chief Financial Officer
Donna A. Lopolito