Form 10-Q/A
period 2009-06-30
HEPALIFE TECHNOLOGIES INC
filed 2009-09-17
CIK 1054274

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

EXPLANATORY NOTE

This Form 10-Q/A (the “Amendment”) is being filed by HepaLife Technologies, Inc. (the “Company”) and amends the Company’s unaudited financial statements for the quarter and six-months ended June 30, 2009. This Form 10-Q/A replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2009 (the “Original Filing”) and reflects further adjustments made in connection with the Company’s adoption of EITF Issue No. 07-5, " Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock " (EITF 07-5). Specifically, on September 11, 2009, we determined that the impact of adopting EITF 07-5 with regards to certain warrants issued in May 2007 could be material in the future and, therefore, should be reflected in our financial statements effective January 1, 2009. Our financial statements included in the Form 10-Q for the quarter and six-months ended June 30, 2009 did not reflect a reclassification of 737,000 Warrants from equity to a noncurrent warrant liability, resulting in a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $538,965. The total cumulative effect of the change in accounting principle adjustment amounted to $1,932,469 (from the reclassification of 737,000 Warrants and 12,989,830 Series C Warrants). For the three months ended June 30, 2009, we understated the change in the fair value of the warrant liability by $14,087 and undertated net income by $14,087. For the six months ended June 30, 2009 we understated the change in the fair value of the warrant liability by $1,147 and understated the net loss by $1,147.

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

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART I   — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS June 30, 2009 and December 31, 2008
	(unaudited)
	June 30,	December 31,
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,364,126	$3,084,155
Prepaid expenses (Note 6)	97,041	98,716
Total current assets	2,461,167	3,182,871

Long-term deposits	5,000	-

Total assets	$2,466,167	$3,182,871

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$134,949	$105,250
Warrant liability - current portion (Note 8)	546,901	-
Total current liabilities	681,850	105,250

Contract commitment payable (Note 4)	-	200,000
Discount on contract commitment payable	-	(12,873)
Warrant liability (Note 8)	24,861	-
Total liabilities	706,711	292,377

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 8)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 91,996,829 (2008: 91,996,829)	91,998	91,998
Additional paid-in capital	19,823,502	22,120,493
Accumulated other comprehensive income	-	(381)
Loss accumulated during the development stage	(18,156,044)	(19,321,616)

Total stockholders' equity	1,759,456	2,890,494

Total liabilities and stockholders' equity	$2,466,167	$3,182,871

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS for the three and six month periods ended June 30, 2009 and 2008 and from inception (October 21, 1997) to June 30, 2009 (unaudited)
					From inception
					(October 21, 1997)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
(Expressed in U.S. Dollars)	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Salary and benefits	87,214	310,667	287,262	642,750	5,922,017
Research and development	45,769	81,742	96,844	209,205	2,010,518
Shareholder and investor relations	12,714	166,760	14,994	170,715	4,169,708
Administrative and general	51,171	44,711	105,137	92,305	1,364,477
Professional fees- accounting and legal	57,203	66,260	161,457	88,805	873,400
Director, management and consulting fees (Note 5)	22,561	750	64,269	1,500	1,087,311
Depreciation	-	2,607	-	5,214	35,410
Stock offering costs	-	-	-	-	1,926,713
	276,632	673,497	729,963	1,210,494	17,389,554

Operating Loss	(276,632)	(673,497)	(729,963)	(1,210,494)	(17,389,554)

Other income and (expenses)
Interest on promissory note (Note 7)	-	(18,685)	-	(41,615)	(355,112)
Interest, bank charges and foreign exchange loss	(362)	4	(952)	(9,173)	(36,759)
Interest income	9,036	8,569	19,576	11,466	139,695
Loss on disposal of fixed assets	-	-	-	-	(3,061)
Amortization of discount on notes (Note 4 and Note 7)	(10,524)	-	(12,873)	(468,343)	(2,107,522)
Amortization of deferred financing costs (Note 7)	-	-	-	(210,728)	(293,515)
Change in fair value of warrant liability	378,206	-	(42,685)	-	1,889,784
	376,356	(10,112)	(36,934)	(718,393)	(766,490)

Net income (loss) available to common stockholders	$99,724	$(683,609)	$(766,897)	$(1,928,887)	$(18,156,044)

Income (loss) per share - basic and diluted	$0.00	$(0.01)	(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	91,996,829	81,604,652	91,996,829	79,974,458

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) from inception (October 21, 1997) to June 30, 2009 (unaudited)

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficit)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with
the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature
of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible
promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes
in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash,
at $0.425 per share in May 2008 and
in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Cumulative effect of change in accounting principle	-	-	(2,461,546)	-	1,932,469	-	(529,077)

Stock based compensation expenses	-	-	164,555	-	-	-	164,555

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	381	-	381	381

Loss, for the six months ended June 30, 2009	-	-	-	-	(766,897)	(766,897)	(766,897)

Total comprehensive income						$ (766,516)

Balance, June 30, 2009	91,996,829	$ 91,998	$ 19,823,502	$ -	$ (18,156,044)		$ 1,759,456

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS for the six month periods ended June 30, 2009 and 2008 and from inception (October 21, 1997) to June 30, 2009 (unaudited)
			From inception
	Six Months Ended		(October 21, 1997)
	June 30,	June 30,	to June 30,
(Expressed in U.S. Dollars)	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(766,897)	$(1,928,887)	$(18,156,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	5,214	35,410
Amortization of license fees	37,500	-	125,000
Services paid by issuance of common stock	-	-	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased by issuance of common stock warrants and a contract commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	164,555	313,396	4,272,207
Amortization of discount on notes payable	12,873	468,343	2,107,522
Amortization of deferred financing costs	-	210,728	293,515
Loss on disposal of assets	-	-	3,061
Change in fair value of warrant liability	42,685	-	(1,889,784)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(40,825)	(2,557)	(152,043)
Increase (decrease) in accounts payable	29,699	37,464	134,949
Increase in accounts payable - related party	-	(208,330)	99,946
Net cash used in operating activities	(520,410)	(1,104,629)	(9,884,545)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Payment on contract commitment	(200,000)	-	(200,000)
Proceeds from issuance of common stock and warrants, net	-	4,530,800	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by (used in) financing activities	(200,000)	4,530,800	12,362,142
Increase (decrease) in cash and cash equivalents	(720,410)	3,426,171	2,364,126
Effect of foreign exchange rate	381	4,225	-
Cash and cash equivalents, beginning of period	3,084,155	534,113	-
Cash and cash equivalents, end of period	$2,364,126	$3,964,509	$2,364,126
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$150,000	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities:
Common stock and warrants issued for professional services	$-	$112,078	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$977,745	$977,745
Conversion of debt to equity	$-	$755,000	$2,500,000
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator - net income (loss) available to common stockholders	$ 99,724	$ (683,609)	$ (766,897)	$ (1,928,887)
Denominator - weighted average number of common shares outstanding	91,996,829	81,604,652	91,996,829	79,974,458
Basic and diluted income (loss) per common share	$0.00	($0.01)	($0.01)	($0.02)

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

The potential of a dilutive adjustment to the Warrants' and Series C Warrants’ exercise prices and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Warrants and Series C Warrants fall under the scope of EITF 07-5, which is effective January 1, 2009, the beginning of our fiscal year 2009. Pursuant to EITF 07-5, “ Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ” (EITF 07-5), the Warrants and Series C Warrants are not considered indexed to the Company’s own stock and, therefore, do not meet the scope exception in paragraph 11(a) of FASB 133 and thus need to be accounted for as a derivative. The May 2008 issuance of common stock resulted in a potential adjustment of the Warrant exercise price to $1.46 if the Warrants are exercised, with an offsetting share adjustment to 757,192 shares. As of June 30, 2009, we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series C Warrants.

On September 11, 2009, subsequent to the filing of the Company’s Form 10-Q for the quarter and six-months ended June 30, 2009, we determined that the accounting effect of EITF 07-5 could have a material impact on the Warrants in the future and, therefore, such Warrants also should be accounted for under EITF 07-5 effective January 1, 2009.  As a result, we are filing this amended Form 10-Q to restate the financial statements for the quarter and six-months ended June 30, 2009. The restated financial statements reflect a reclassification of 737,000 Warrants from equity to a noncurrent warrant liability and a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by an additional $538,965. For the three months ended June 30, 2009, we understated the change in the fair value of the warrant liability by $14,087 and understated net income by $14,087. For the six months ended June 30, 2009, we understated the change in the fair value of the warrant liability by $1,147 and understated the net loss by $1,147.

We measure the fair value of the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At June 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 94.88% and 105.19%, risk-free rate 1.64% and  0.56%, and term of 2 years, 10.5 months and 11 months, respectively, for the Warrants and Series C Warrants. The warrant liability recorded fair value is summarized below:

	Warrants	Series C Warrants	Total Warrant Liabilities

Beginning balance, January 1, 2009	$23,714	$505,363	$529,077
Change in fair value of warrant liability	15,234	405,657	420,891
Ending balance, March 31, 2009	38,948	911,020	949,968
Change in fair value of warrant liability	(14,087)	(364,119)	(378,206)
Ending balance, June 30, 2009	$24,861	$546,901	$571,762

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

Other Income and (Expense)

     A summary of our other income and expense for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
Other income and (expense)
Interest income	$ 9,036	$ 8,569	$ 467	5%
Interest on promissory note	-	(18,685)	(18,685)	(100%)
Interest, bank charges and foreign exchange loss	(362)	4	366	9150%
Amortization of discount on notes	(10,524)	-	10,524	100%
Amortization of deferred financing costs	-	-	-	0%
Change in fair value of warrant liability	378,206	-	(378,206)	100%
Other income and (expense)	$ 376,356	$ (10,112)	$ (386,468)	(3822%)

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Change
Other income and (expense)
Interest income	$ 19,576	$ 11,466	$ 8,110	71%
Interest on promissory note	-	(41,615)	(41,615)	(100%)
Interest, bank charges and foreign exchange loss	(952)	(9,173)	(8,221)	(90%)
Amortization of discount on notes	(12,873)	(468,343)	(455,470)	(97%)
Amortization of deferred financing costs	-	(210,728)	(210,728)	(100%)
Change in fair value of warrant liability	(42,685)	-	42,685	100%
Other income and (expense)	$ (36,934)	$ (718,393)	$ (681,459)	(95%)

     Amortization of discount on notes and deferred financing costs: These accounts decreased due to the conversion of notes payable during the six-month period ended June 30, 2008.

        Change in fair value of warrant liability: On January 1, 2009, we adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock ”. We determined that our warrants issued in May 2007 and the Series C Warrants contain a dilutive issuance provision that may result in an adjustment to the exercise price and number of underlying shares of common stock. As a result, we reclassified 737,000 Warrant shares and 12,989,830 Series C Warrants from equity to a noncurrent warrant liability and recorded a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,932,469.

       We measure the warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At June 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 94.88% and 105.19%, risk-free rate 1.64% and 0.56%, and term of 2 years, 10.5 months and 11 months, respectively, for the Warrants and Series C Warrants. Due to this re-measurement, we recorded non-operating income of $378,206 for the three months ended June 30, 2009, which represents a net decrease in the fair value our warrant liability for this period, and non-operating expense of $42,685 for the six month period ended June 30, 2009, which represents a net increase in the fair value of our warrant liability for this period.

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

     The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $18, 156,044 from inception through June 30, 2009. Additionally, we have expended a significant amount of cash in developing our technology and operating as a public entity. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through December 2010. Our prospects after December 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

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

     Subsequent to filing our Form 10-Q for the quarter ended March 31, 2009, we determined that our Series C Warrants contained a dilutive issuance provision, resulting in a material adjustment that was required to appropriately account for this security as a warrant liability in accordance with an accounting pronouncement that became effective on January 1, 2009. Similar adjustments were also made to account for the May 2007 Warrants as a warrant liability. As a result, we filed amendments to Form 10-Q for the quarter ended March 31, 2009 on August 4, 2009 and September 17, 2009. We have strengthened our controls over financial reporting to evaluate and adopt accounting guidance in a timely manner.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review:  This Form 10-Q/A is being filed to restate the financial statements previously filed on Form 10-Q for the quarter and six-months ended June 30, 2009.  Refer to “Explanatory Note” preceding the consolidated financial statements in this Form 10-Q/A

Item 6.   Exhibits

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