Form 10-Q
period 2009-09-30
HEPALIFE TECHNOLOGIES INC
filed 2009-10-29
CIK 1054274

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,996,829 shares of Common Stock, par value $0.001, were outstanding on October 26, 2009.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
	(unaudited)
	September 30,	December 31,
(Expressed in U.S. Dollars)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$2,035,993	$3,084,155
Prepaid expenses (Note 6)	63,730	98,716
Total current assets	2,099,723	3,182,871

Long-term deposits	5,000	-

Total assets	$2,104,723	$3,182,871

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$140,861	$105,250
Warrant liabilites - current portion (Note 8)	582,387	-
Total current liabilities	723,248	105,250

Contract commitment payable (Note 4)	-	200,000
Discount on contract commitment payable	-	(12,873)
Warrant liability (Note 8)	32,784	-
Total liabilities	756,032	292,377
Commitments and contingencies (Note 5)
STOCKHOLDERS' EQUITY

Stockholders' equity (Note 8)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 91,996,829 (2008: 91,996,829)	91,998	91,998
Additional paid-in capital	19,916,653	22,120,493
Accumulated other comprehensive income	-	(381)
Loss accumulated during the development stage	(18,659,960)	(19,321,616)

Total stockholders' equity	1,348,691	2,890,494

Total liabilities and stockholders' equity	$2,104,723	$3,182,871

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine month periods ended September 30, 2009 and 2008 and from inception (October 21, 1997) to September 30, 2009
(unaudited)
					From inception
					(October 21, 1997)
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Salary and benefits	186,689	343,747	473,951	986,497	6,108,706
Research and development	67,764	84,803	164,608	294,008	2,078,282
Shareholder and investor relations	12,700	173,090	27,694	343,805	4,182,408
Administrative and general	50,442	87,784	155,579	180,090	1,414,919
Professional fees- accounting and legal	107,137	60,783	268,594	149,588	980,537
Director, management and consulting fees (Note 5)	40,780	6,593	105,049	8,093	1,128,091
Depreciation	-	2,607	-	7,820	35,410
Stock offering costs	-	-	-	-	1,926,713
	465,512	759,407	1,195,475	1,969,901	17,855,066

Operating Loss	(465,512)	(759,407)	(1,195,475)	(1,969,901)	(17,855,066)

Other income and (expenses)
Interest on promissory note (Note 7)	-	-	-	(41,615)	(355,112)
Interest, bank charges and foreign exchange loss	289	(786)	(663)	(9,959)	(36,470)
Interest income	4,716	14,498	24,292	25,964	144,411
Loss on disposal of fixed assets	-	(3,060)	-	(3,060)	(3,061)
Amortization of discount on notes (Note 4 and Note 7)	-	-	(12,873)	(468,343)	(2,107,522)
Amortization of deferred financing costs (Note 7)	-	-	-	(210,728)	(293,515)
Change in fair value of warrant liability	(43,409)	-	(86,094)	-	1,846,375
	(38,404)	10,652	(75,338)	(707,741)	(804,894)

Net loss available to common stockholders	$(503,916)	$(748,755)	$(1,270,813)	$(2,677,642)	$(18,659,960)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares
outstanding - basic and diluted	91,996,829	91,735,959	91,996,829	83,923,575

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (October 21, 1997) to September 30, 2009
(unaudited)

				Accumulated other comprehensive income	Loss accumulated during development stage		Total stockholders' equity (deficit)
	Common Stock		Additional paid-in capital			Comprehensive income (loss)
(Expressed in U.S. Dollars)	Shares	Amount

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with
the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature
of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible
promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes
in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash,
at $0.425 per share in May 2008 and
in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Cumulative effect of change in accounting principle	-	-	(2,461,546)	-	1,932,469	-	(529,077)

Stock based compensation expenses	-	-	257,706	-	-	-	257,706

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	381	-	381	381

Loss, for the nine months ended September 30, 2009	-	-	-	-	(1,270,813)	(1,270,813)	(1,270,813)

Total comprehensive income						$(1,270,432)

Balance, September 30, 2009	91,996,829	$ 91,998	$ 19,916,653	$ -	$(18,659,960)		$ 1,348,691

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended September 30, 2009 and 2008 and from inception (October 21, 1997) to September 30, 2009
(unaudited)
			From inception
	Nine Months Ended		(October 21, 1997)
	September 30,	September 30,	to September 30,
(Expressed in U.S. Dollars)	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(1,270,813)	$(2,677,642)	$(18,659,960)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	7,820	35,410
Amortization of license fees	56,250	-	143,750
Services paid by issuance of common stock	-	170,000	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased
by issuance of common stock warrants and a contract
commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	257,706	519,578	4,365,358
Amortization of discount on notes payable	12,873	468,343	2,107,522
Amortization of deferred financing costs	-	210,728	293,515
Loss on disposal of assets	-	3,060	3,061
Change in fair value of warrant liability	86,094	-	(1,846,375)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	(26,264)	(49,349)	(137,482)
Increase (decrease) in accounts payable	35,611	44,072	140,861
Increase (decrease) in accounts payable - related party	-	(108,385)	99,946
Net cash used in operating activities	(848,543)	(1,411,775)	(10,212,678)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Payment on contract commitment	(200,000)	-	(200,000)
Proceeds from issuance of common stock and warrants, net	-	4,530,800	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by (used in) financing activities	(200,000)	4,530,800	12,362,142
Increase (decrease) in cash and cash equivalents	(1,048,543)	3,119,025	2,035,993
Effect of foreign exchange rate	381	416	-
Cash and cash equivalents, beginning of period	3,084,155	534,113	-
Cash and cash equivalents, end of period	$2,035,993	$3,653,554	$2,035,993
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$150,000	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash Investing and Financing Activities:
Common stock and warrants issued for professional services	$-	$232,078	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$977,745	$977,745
Conversion of debt to equity	$-	$755,000	$2,500,000
(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Expressed in U.S. Dollars)

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

NOTE 2 – ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter and nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Recent and Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued guidance on fair value measurement and disclosure.  This guidance is now part of Accounting Standards and Codification (ASC) 820, Fair Value Measurements and Disclosure, (formerly FASB Staff Position (FSP) No. 157-1 and FSP No. 157-2), which excludes ASC 840, Accounting for

 Leases from the scope. We were required to adopt this new guidance on January 1, 2009, the beginning of our fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on our consolidated financial statements.

We adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity, (formerly Emerging Issues Task Force (EITF) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), effective January 1, 2009.  The adoption of this new guidance had a material effect on our financial position and results of operations as further explained in Note 8 under the subsection “Warrants”.

In December 2007, the FASB issued guidance which is now part of ASC 180-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (formerly Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted this guidance on January 1, 2009, the beginning of our fiscal year 2009, which had no impact on the consolidated financial statements.

In December 2007, the FASB issued guidance which is now part of ASC 808-10, Collaborative Arrangements, (formerly EITF Issue 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”). This new guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The guidance requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. We adopted this new guidance effective January 1, 2009, which had no effect on our financial statements.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now part of ASC 350-30, General Intangibles Other than Goodwill (formerly FASB FSP No. 142-3, Determination of the Useful Life of Intangible Asset) amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required.  This new guidance was effective for financial statement issued for fiscal years beginning after December 15, 2008, and interim periods with those fiscal years.  Early adoption is prohibited.  The adoption of this statement had no material impact on our financial position, results of operations, or cash flows.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities (formerly known as Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). The new guidance is now part of ASC 260, Earnings per Share, and provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The new guidance was effective for fiscal years beginning after December 15, 2008. Our implementation of this new guidance had no impact on our consolidated financial statements.

On April 9, 2009, the FASB issued new guidance, which is now part of the ASC as listed below, relating to fair value accounting, impairment of securities, and disclosures.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on our consolidated financial statements.

  ASC 820-10, Fair Value Measurements and Disclosures (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”);
  ASC 320-10, Investments – Debt and Equity Securities (formerly FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”); and
  ASC 825-10, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”).

On May 28, 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 as required. We have evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission (“SEC”), which is October 29, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements; disclosures of certain subsequent events are as noted in these Notes to the financials.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature to be applied by nongovernmental entities in the preparation of financial statements.  Effective July 1, 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  We adopted the provisions of SFAS 168 as required; all references to GAAP have been updated and replaced with ASC references.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share as defined by Earnings Per Share, ASC 260.  Dilutive common stock equivalents include 13,926,830 warrants and stock options that are not included in the computation of diluted loss per share because to do so would be anti-dilutive. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  Refer to Note 8 for pro forma per share information related to the Warrant Exercise or Exchange Agreement entered into between the Company and the Series C Warrants holders on October 21, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator - net loss available
to common stockholders	$ (503,916)	$ (748,755)	$ (1,270,813)	$ (2,677,642)
Denominator - weighted average
number of common shares outstanding	91,996,829	91,735,959	91,996,829	83,923,575

Basic and diluted loss per common share	($0.01)	($0.01)	($0.01)	($0.03)

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

According to the purchase agreement, the Deferred Cash Purchase Price was due and payable on the earlier of (i) the date on which we consummate one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date. The deferred payable does not bear interest. In accordance with subtopic ASC 835-30 Imputation of Interest, we discounted the payable with an effective annual interest rate of 5% and the associated amortization of the discount is charged to interest expense over the 18 month expected life of the note. As of December 31, 2008, the contract commitment payable of $200,000, net of unamortized discount of $12,873 was recorded in noncurrent liabilities.

On April 1, 2009, we entered into a Repurchase Agreement with Arbios whereby we reacquired the Series D Warrants effective April 22, 2009 in consideration for the accelerated payment of the Deferred Cash Purchase Price. Due to the early retirement of the contract commitment, we recognized the full unamortized discount outstanding as of April 22, 2009 in the amount of $10,524.

For the three and nine months ended September 30, 2009, $0 and $12,873, respectively, of discount amortization was charged to interest expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

Director and Management Fees: For the three and nine-month periods ended September 30, 2009, we incurred $14,000 (2008: $6,593) and $34,000 (2008: $8,093), respectively, in board fees for our non-employee directors. In addition, for the three and nine-month periods ended September 30, 2009, we recorded $4,224 (2008: $5,214) and $16,880 (2008: $6,033), respectively, as stock compensation expense relating to stock options grants to directors (refer to Note 9). There are no management or consulting agreements in effect as of September 30, 2009.

Legal Fees: During the three and nine months ended September 30, 2009, we incurred $70,995 (2008: $62,950) and $132,118 (2008: $85,625), respectively, for legal services rendered by a law firm of which a non-employee director is a member.

Employment Agreement: On September 30, 2009, the Company and Mr. Frank Menzler entered into a restated employment agreement providing for, among other things, the payment to Mr. Menzler of a signing bonus of $35,000, which was recorded as salary expense and accrued liability as of September 30, 2009, severance payment of up to six-months salary and benefits upon resignation for any reason other than cause, cancelation of all stock option grants (refer to Note 9), and the resignation of Mr. Menzler as a Director and Chairman of the Company’s Board of Directors.

On October 13, 2009, Mr. Menzler resigned from his position as Chief Executive Officer and President.  Pursuant to the terms of the restated employment agreement, Mr. Menzler was appointed Special Technical Advisor and continues as an employee of the Company.  Simultaneously, the Company entered into an Interim Executive Services Agreement with Mr. Amit Dang in which Mr. Dang has been appointed as the Company’s Interim Chief Executive Officer, President and Secretary.  This agreement may be terminated at any time by the Company and upon 90 days prior written notice by Mr. Dang.

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

In January 2009, we provided notice to MSU to terminate the license agreement effective April 24, 2009. For the three and nine months ended September 30, 2009, we incurred $nil and $30,848, respectively, in expenses related to this contract. The $30,848 consisted of a $15,000 milestone payment charged to research and development and $15,848 in legal fees. Total costs incurred to date relating to this license agreement are $104,201.

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

We determined that the embedded conversion option did not meet the definition of a derivative as described under subtopic ASC 815-15 Embedded Derivatives as the conversion option results in a fixed monetary benefit to the holder known at the measurement date.

The convertible note was a complex hybrid instrument bearing an option, the alternative choices of which could not exist independently of one another. According to subtopic ASC 470-20 Debt with Conversion and Other Options, the beneficial conversion feature could not be separated from the debt and was recognized by measuring the intrinsic value of the beneficial conversion feature calculated at the commitment date as the difference between the effective conversion price of the convertible note and the fair value of the common stock into which the convertible note was convertible, multiplied by the number of shares into which the convertible note was convertible. The intrinsic value of the beneficial conversion feature, $1,220,410, was treated as a discount on issuance of the convertible note and amortized over the life of the convertible note.

The warrants are detached from the convertible note with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if we were not able to register the shares underlying the warrants. As of the transaction date, the portion of the proceeds of the convertible note issued with the detachable warrants which is allocable to the warrants was accounted for as paid-in capital. The allocation was based on the relative fair values of the two securities at the time of issuance. The portions of the proceeds allocated to the convertible note and warrants were $1,627,311 and $497,689 (refer to Note 8), respectively. The resultant debt discount was amortized over the life of the convertible note.

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

Warrants

Each of our warrants outstanding entitles the holder to purchase one share of our common stock for each warrant share held. No warrants were exercised during the nine month period ended September 30, 2009. As stated in Note 4, we entered into a Repurchase Agreement on April 22, 2009 with Arbios whereby we repurchased all of the 750,000 shares outstanding of the Series D warrants from Arbios in consideration for the early payment of the Deferred Cash portion of the Purchase Price. A summary of our outstanding warrants and the assumptions used to determine fair value as of the date of the respective transactions, which are also described in Notes 4 and 7, is as follows:

	Warrants	Series C Warrants
Warrants outstanding and exercisable at September 30, 2009	737,000	12,989,830
Exercise price	$1.50	$0.34
Fair value on date of grant	$714,890	$1,898,867
Black-Scholes option pricing model assumptions:
Risk-free interest rate	4.58%	2.46%
Expected term	5 years	2 years
Expected volatility	96.20%	94.10%
Dividend per share	$0	$0
Expiration date	May 11, 2012	May 23, 2010

The potential of a dilutive adjustment to the Warrants’ and Series C Warrants’ exercise prices and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Warrants and Series C Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009.  Upon the adoption of this guidance, we recognized a one-time adjustment to opening loss accumulated during the development stage in the amount of $1,932,469.

The May 2008 issuance of common stock resulted in a potential adjustment of the Warrant exercise price to $1.46 if the Warrants are exercised, with an offsetting share adjustment to 757,192 shares. As of September 30, 2009, we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series C Warrants.

We measure the fair value of the warrant liability in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At September 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 98.05% and 102.48%, risk-free rate 0.29% and 0.18%, and term of 2 years, 7.5 months and of 8.25 months, respectively, for the Warrants and Series C Warrants. The warrant liability recorded fair value is summarized below:

	Warrants	Series C Warrants	Total
Beginning balance, January 1, 2009	$23,714	$505,363	$529,077
Change in fair value of warrant liability	15,234	405,657	420,891
Ending balance, March 31, 2009	38,948	911,020	949,968
Change in fair value of warrant liability	(14,087)	(364,119)	(378,206)
Ending balance, June 30, 2009	24,861	546,901	571,762
Change in fair value of warrant liability	7,923	35,486	43,409
Ending balance, September 30, 2009	$32,784	$582,387	$615,171

A total of 13,726,830 shares of our common stock have been reserved for issuance upon exercise of warrants shares outstanding as of September 30, 2009.

On October 21, 2009, the Company entered into a Warrant Exercise or Exchange Agreement with the holders of the Series C Warrants.  In accordance with this agreement, each holder agreed to either: (i) exchange all Series C Warrants for shares of the Company’s common stock, on the basis of one share of common stock for every two shares of Series C Warrants; or (ii) exercise all Series C Warrants to purchase the Company’s common stock at a reduced exercise price of $0.10 per warrant share. The consummation of the transactions is expected to occur on or before October 31, 2009 and is further conditioned upon all of the holders electing either the securities exchange option or warrant exercise option.  A total of nine of the fifteen holders have elected to exercise an aggregate of 6,004,824 Series C warrant shares for a total cash payment of $600,482. The remaining holders elected to exchange a total of 6,985,006 Series C warrant shares for an aggregate 3,492,505 shares of the Company’s common stock. The exchange of warrants and reduced exercise price has not been reflected in these financial statements.

Pro forma net loss per common share assuming the expected 9,497,329 common stock to be issued as a result of this Warrant Exercise or Exchange Agreement would be ($0.01) and ($0.01) per share, respectively, for the three and nine-month periods ended September 30, 2009.

NOTE 9 - STOCK OPTIONS

We have an active stock option plan that provides shares available for option grants to employees, directors and others. A total of 40,000,000 shares of our common stock have been reserved for award under the stock option plan, of which 35,098,000 were available for future issuance as of September 30, 2009. Options granted under our option plan generally vest over two to five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

In accordance with Mr. Menzler’s restated employment agreement, the total issued and outstanding 2,500,000 stock options granted to Mr. Menzler since the date of his employment were cancelled.  As a result, the unrecognized stock option compensation expense of $71,152 was recognized during the three-month period ended September 30, 2009 as compensation expense in the statement of operations.

During the three-month period ended September 30, 2009, total stock option compensation expense charged to operations was $93,151 (2008: $206,181) with $88,927 (2008: $100,967) classified as salaries and benefits and $4,224 (2008: $5,214) included in director fees.

During the nine-month period ended September 30, 2009, total stock option compensation expense charged to operations was $257,706 (2008: $519,578) with $240,826 (2008: $513,545) classified as salaries and benefits and $16,880 (2008: $6,033) included in director fees.

As of September 30, 2009, we had $18,402 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.83 years.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and nine months ending September 30, 2009 contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

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

Warrants

As of September 30, 2009, the following warrants were outstanding: 12,989,830 Series C warrants with an exercise price of $0.34 per share exercisable into common stock until May 23, 2010; and 737,000 warrants with an exercise price of $1.50 per share exercisable into common stock until May 11, 2012.  The Company’s warrant purchase prices are subject to adjustment, including if the Company issues any shares of common stock or common stock equivalents for consideration less than the then market price at the date of issuance, subject to a 1% adjustment floor for the 737,000 warrants issued in May 2007.  Accordingly, the May 2008 issuance of common stock resulted in a potential adjustment of the 737,000 warrant’s exercise price to $1.46 if the warrants are exercised, with an offsetting share adjustment to 757,192 shares.

On July 8, 2009, we filed a registration statement to register the resale of the shares issuable upon the exercise of the Series C Warrants issued in connection with the private placement completed on May 23, 2008. The registration statement was declared effective as of July 17, 2009.

On October 21, 2009, the Company entered into a Warrant Exercise or Exchange Agreement with the holders of the Series C Warrants.  In accordance with this agreement, each holder agreed to either: (i) exchange all Series C Warrants for shares of the Company’s common stock, on the basis of one share of common stock for every two shares of Series C Warrants; or (ii) exercise all Series C Warrants to purchase the Company’s common stock at a reduced exercise price of $0.10 per warrant share. The consummation of the transactions is expected to occur on or before October 31, 2009 and is further conditioned upon all of the holders electing either the securities exchange option or warrant exercise option. A total of nine of the fifteen holders have elected to exercise an aggregate of 6,004,824 Series C warrant shares for a total cash payment of $600,482. The remaining holders elected to exchange a total of 6,985,006 Series C warrant shares for an aggregate 3,492,505 shares of the Company’s common stock.

The Company believes that consummation of the transactions contemplated by the Agreement may generate additional working capital, allow the Company to eliminate ongoing derivative accounting required for the  retired Series C Warrants, and also potentially provide opportunities to facilitate potential financing options, which may become available to the Company to expand the Company’s current business activities, or to engage in new business ventures.

Change in Management

On September 30, 2009, the Company and Mr. Frank Menzler entered into a restated employment agreement providing for, among other things, the payment to Mr. Menzler of a signing bonus of $35,000, severance payment of up to six-months salary and benefits upon resignation for any reason other than cause, cancelation of all stock option grants, and the resignation of Mr. Menzler as a Director and Chairman of the Company’s Board of Directors.

On October 13, 2009, Mr. Menzler resigned his position as Chief Executive Officer and President.  Pursuant to the terms of the restated employment agreement, Mr. Menzler was appointed Special Technical Advisor and continues as an employee of the Company.  Simultaneously, the Company entered into an Interim Executive Services Agreement with Mr. Amit Dang in which Mr. Dang has been appointed as the Company’s Interim Chief Executive Officer, President and Secretary.  This agreement may be terminated at any time by the Company and upon 90 days prior written notice by Mr. Dang. It is not expected that Mr. Dang will devote his full time and attention to the Company’s operations.

On October 6, 2009, Mr. Roland Schomer resigned as a Director of the Company. Mr. Schomer did not resign as a result of any disagreement between himself and the Company.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted FASB guidance which is now part of ASC 718, Compensation – Stock Compensation, (formerly Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment,"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Our consolidated financial statements reflect the impact of this guidance from the date of adoption.

Results of Operations

Operating Expenses

A summary of our operating expenses for the three and nine-months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change

Expenses
Salary and benefits	$186,689	$343,747	$ (157,058)	(46%)
Research and development	67,764	84,803	(17,039)	(20%)
Shareholder and investor relations	12,700	173,090	(160,390)	(93%)
Administrative and general	50,442	87,784	(37,342)	(43%)
Professional fees- accounting and legal	107,137	60,783	46,354	76%
Director, management and consulting fees	40,780	6,593	34,187	519%
Depreciation	-	2,607	(2,607)	(100%)
	$465,512	$759,407	$ (293,895)	(39%)

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change

Expenses
Salary and benefits	$ 473,951	$ 986,497	$ (512,546)	(52%)
Research and development	164,608	294,008	(129,400)	(44%)
Shareholder and investor relations	27,694	343,805	(316,111)	(92%)
Administrative and general	155,579	180,090	(24,511)	(14%)
Professional fees- accounting and legal	268,594	149,588	119,006	80%
Director, management and consulting fees	105,049	8,093	96,956	1198%
Depreciation	-	7,820	(7,820)	(100%)
	$ 1,195,475	$ 1,969,901	$ (774,426)	(39%)

Salaries and benefits:  We incurred salaries and benefits expense of $186,689 for the three-month period ended September 30, 2009 representing a decrease of $157,058 or 46% compared to the same period in 2008. The majority of the decrease, representing $117,254, is due to a decrease in stock compensation expense as certain option grants have been fully expensed. The remaining decrease of $39,804 is due to combination of lower compensation expense in the amount of $74,804 from fewer employees as we terminated our research scientists effective November 30, 2008 as a result of the Arbios Systems, Inc. asset acquisition and due to closing our corporate office in Vancouver, British Columbia on August 31, 2008 as we repositioned our strategic direction; which is partially offset by an increase in compensation expense of $35,000 due to a signing bonus recorded in the third quarter of 2009 under the restated employment agreement.

We incurred salaries and benefits expense of $473,951 for the nine-month period ended September 30, 2009, representing a decrease of $512,546 or 52% compared to the same period in 2008. Approximately 54% of the decrease, or $278,250, is due to a decrease in stock compensation expense as certain option grants have been fully expensed.  The remaining 46% of the decrease, or $234,296, is due to fewer employees as we terminated our research scientists and closed our corporate office in Vancouver, British Columbia as noted above.

Research and development:  We incurred $67,764 in research and development expenses for the three-month period ended September 30, 2009 representing a decrease of $17,039 or 20% compared to the same period in 2008. This decrease is due primarily to the cancellation of our purchased research and development program with the USDA as of October 2008. The expenses incurred during this period were for the development of HepaMate.

We incurred $164,608 in research and development expenses for the nine-month period ended September 30, 2009 representing a decrease of $129,400 or 44% compared to the same period in 2008. This decrease is due primarily to the cancellation of our purchased research and development program with the USDA effective October 2008 and the cancellation of our sponsored research agreement with Michigan State University (MSU) effective April 24, 2009. We cancelled both the USDA and MSU research programs as a result of repositioning our strategic direction.

Shareholder and investor relations:  We incurred $12,700 of shareholder and investor relations expense for the three-month period ended September 30, 2009 representing a decrease of $160,390 or 93% compared to the same period in 2008. We incurred $27,694 of shareholder and investor relations expense for the nine-month period ended September 30, 2009, which is $316,111 or 92% lower than the same period in 2008. Both of these decreases represent higher costs during 2008 due to completing a private placement funding in May 2008.

Administrative and general:  We incurred $50,442 in administrative and general expenses for the three-month period ended September 30, 2009 representing a decrease of $37,342 or 43% compared to the same period in 2008. The change is comprised of a decrease of $56,092 in facilities and travel expenses due to closing of the corporate office in Vancouver, British Columbia on August 31, 2008, offset by an increase of $18,750 for the first time incurrence of license maintenance fees.

We incurred $155,579 in administrative and general expenses for the nine-month period ended September 30, 2009 representing a decrease of $24,511 or 14% compared to the same period in 2008. The change is comprised of a decrease of $116,411 in facilities and travel expenses due to closing of the corporate office in Vancouver, British Columbia on August 31, 2008, offset by an increase of $91,900 for the first time incurrence of license maintenance fees and director and officer insurance.

Professional fees:  We incurred a total of $107,137 in professional fees for the three-month period ended September 30, 2009 for a increase of $46,354 or 76% which is comprised of the following: an increase of $15,177 for external accounting fees as these services were primarily performed by the corporate office in Vancouver, British Columbia in 2008 and are now outsourced; an increase of $27,684 in legal fees; and a $3,493 increase in audit and other consulting services.

We incurred a total of $268,594 in professional fees for the nine-month period ended September 30, 2009 for an increase of $119,006 or 80%, which is comprised of the following: an increase of $36,428 for external accounting fees as these services were primarily performed by the corporate office in Vancouver, British Columbia in 2008 and are now outsourced; an increase of $48,092 in legal fees; and an increase of $34,486 in audit and other consulting services.

Director, management and consulting fees:  We incurred a total of $40,780 in director, management and consulting expenses for the three-month period ended September 30, 2009 for an increase of $34,187 compared to the same period in 2008. We incurred a total of $105,049 in director, management and consulting expense for the nine-month period ended September 30, 2009 for an increase of $96,956 compared to the same period in 2008. Both of these increases are attributable to an increase in the number of positions on the Board of Directors from three to five beginning in September 2008, increasing the Director’s fees from $750 to $2,500 on a quarterly basis, and also to hiring a Chief Financial Officer, on a contract basis, in February 2009.

Depreciation:  Depreciation expense was zero for the three and nine-month periods ended September 30, 2009 as all assets were retired compared to the same periods in 2008.

Other Income and (Expense)

A summary of our other income and expense for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
			Increase
	2009	2008	(Decrease)	% Change
Other income and (expense)
Interest income	$4,716	$14,498	$(9,782)	(67%)
Interest on promissory note	-	-	-	-
Interest, bank charges and foreign exchange loss	289	(786)	(1,075)	137%
Loss on disposal of fixed assets	-	(3,060)	(3,060)	100%
Change in fair value of warrant liability	(43,409)	-	43,409	100%
Other income and (expense)	$(38,404)	$10,652	$49,056	(461%)

	Nine Months Ended September 30,
			Increase
	2009	2008	(Decrease)	% Change
Other income and (expense)
Interest income	$24,292	$25,964	$(1,672)	(6%)
Interest on promissory note	-	(41,615)	(41,615)	(100%)
Interest, bank charges and foreign exchange loss	(663)	(9,959)	(9,296)	(93%)
Loss on disposal of fixed assets	-	(3,060)	(3,060)	(100%)
Amortization of discount on notes	(12,873)	(468,343)	(455,470)	(97%)
Amortization of deferred financing costs	-	(210,728)	(210,728)	(100%)
Change in fair value of warrant liability	(86,094)	-	86,094	100%
Other income and (expense)	$(75,338)	$(707,741)	$(632,403)	(89%)

Amortization of discount on notes and deferred financing costs: These accounts decreased due to the conversion of notes payable during the nine-month period ended September 30, 2008.

Change in fair value of warrant liability: During 2009, we began to accounts for the Warrants and Series C Warrants as derivatives.  We determined that our Warrants issued in May 2007 and the Series C Warrants issued in May 2008 contain a dilutive issuance provision that may result in an adjustment to the exercise price and number of underlying shares of common stock. As a result, we reclassified 737,000 Warrant shares from equity to noncurrent warrant liability and 12,989,830 Series C Warrants from equity to a current warrant liability and recorded a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,932,469.

We measure the warrant liability at fair value in accordance with ASC 820 Fair Value Measurement and Disclosure which emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). At September 30, 2009, we valued the warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 98.05% and 102.48%, risk-free rate 0.29% and 0.18%, and term 2 years, 7.5 months and of 8.25 months, respectively, for the Warrants and Series C Warrants.  Due to this re-measurement, we recorded non-operating expense of $43,409 for the three months ended September 30, 2009, which represents a net increase in the fair value our warrant liability for this period, and non-operating expense of $86,094 for the nine-month period ended September 30, 2009, which represents a net increase in the fair value of our warrant liability for this period.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,035,993 and $3,084,155 as of September 30, 2009 and December 31, 2008, respectively. We financed our operations from cash on hand during the nine month period ending September 30, 2009.

Net cash flow used in operating activities was $848,543 for the nine-month period ending September 30, 2009, compared to net cash used of $1,411,775 for the same period in 2008.

Net cash used in financing activities was ($200,000) for the nine-month period ended September 30, 2009 compared to net cash provided from financing activities of $4,530,800 for the same period in 2008. During the nine-month period ended September 30, 2009, we repaid contract commitments totaling $200,000. We completed a private placement funding of $4,530,000 for the same period ended September 2008.

We had no net cash provided from investing activities during the periods ended September 30, 2009 and 2008.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We incurred cumulative losses of $18,659,960 from inception through September 30, 2009. Additionally, we have expended a significant amount of cash in developing our technology and operating as a public entity. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through December 2010. Our prospects after December 2010 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

At this time, we have no agreements or understandings with any third party regarding any financings.

Related Party Transactions

Director and Management Fees: For the three and nine-month periods ended September 30, 2009, we incurred $14,000 (2008: $6,593) and $34,000 (2008: $8,093), respectively, in board fees for our non-employee directors. In addition, for the three and nine-month periods ended September 30, 2009, we recorded $4,224 (2008: $5,214) and $16,880 (2008: $6,033), respectively, as stock compensation expense relating to stock options grants to directors.  There are no management or consulting agreements in effect as of September 30, 2009.

Legal Fees: During the three and nine-months ended September 30, 2009, we incurred $70,995 (2008: $62,950) and $132,118 (2008: $85,625), respectively, for legal services rendered by a law firm of which a non-employee director is a member.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Unaudited Interim Financial Statements in this Form 10-Q for information regarding accounting pronouncements.

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

ITEM 4T. Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29 day of October, 2009.

Hepalife Technologies, Inc. (Registrant)
Date	Signature	Title
October 29, 2009	/s/ Amit S. Dang	Interim President and Chief Executive Officer
Amit S. Dang

October 29, 2009	/s/ Donna A. Lopolito	Chief Financial Officer
Donna A. Lopolito