Form 10-K/A
period 2008-12-31
HEPALIFE TECHNOLOGIES INC
filed 2010-03-18
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Report”) is being filed solely to include, as Exhibit 23.1, a consent from Peterson Sullivan, LLP permitting the consolidated financial statements contained in the Original Report to be incorporated by reference into the Company's Registration Statement on Form S-8 (No. 333-105083). This amendment continues to speak as of the date of the Original Report and does not otherwise update any exhibits as originally filed or otherwise reflect events occurring after the filing of the Original Report. Accordingly, this amendment should be read in conjunction with the Original Report.

HEPALIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K/A for the fiscal year ending December 31, 2008, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K/A should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.  These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K/A and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

We are a Florida corporation, formed in 1997 under the name Zeta Corporation. We changed our name on April 17, 2003, to more accurately reflect our business.  We are authorized to issue up to 300,000,000 shares of common stock (of which 91,996,829 were issued and outstanding on March 20, 2009) and 1,000,000 shares of preferred stock (none of which has been issued).

Our principal executive offices are located at 60 State Street, Suite 700, Boston, MA  02109.  Our telephone number is 800-518-4879.  The address of our website is www.hepalife.com.  Information on our website is not part of this Form 10-K/A.

Because we are a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K/A are not required to be made by the Company.

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

The exclusive license agreement for the PICM-19 liver cell line with the USDA, ARS for the use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms remains in force and effect; the license was recently expanded for the additional use of PICM-19 as in-vitro infection host system for viral and protozoan agents such as malaria. We are continuing to evaluate the further optimization of our PICM-19 liver stem cell line for potential use in a future generation of the HepaMate™ bioartificial liver system

While we are currently maintaining the license agreement for the PICM-19 liver cell line in effect, contemporaneously with our acquisition of the HepatAssist related assets, we, through our subsidiary, HepaLife Biosystems, Inc. (“ HepaBio ”), have notified the USDA, ARS that HepaBio has elected to terminate the Cooperative Research and Development Agreement (the “CRADA”) between us and the USDA, ARS effective November 30, 2008.

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

Discussion and Analysis

The following discussion and analysis is based upon our  consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “ Forward Looking Statements ,” and elsewhere in this Form 10-K/A.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Form 10-K/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in SFAS No 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.”   We consider assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

Recent and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements ” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “ Accounting for Leases ” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore we have adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.  We are required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of our fiscal year, as related to nonfinancial assets and liabilities.  We do not expect the application of the amended aspects of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active ” (FSP FAS 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP FAS 157-3 is effective immediately and did not have an impact on the Company’s consolidated financial statements.

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

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities ” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 07-3 did not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51 ” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on January 1, 2009, the beginning of its fiscal year 2009.  The Company does not expect the application of SFAS 160 to have a material effect on the consolidated financial statements.

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

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements ” (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement). The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis. The Company intends to adopt EITF 07-1 effective January 1, 2009 and retrospectively apply the requirements of this consensus to its collaborative arrangements in existence on that date, if any. The Company currently does not believe that the adoption of EITF 07-1 will have a significant effect on its financial statements.

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, “Share-Based Payment” (SAB 110) which amends SAB 107, “ Share-Based Payment, ” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company adopted SAB 110 effective January 1, 2008 and continues applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share” and is effective for fiscal years beginning after December 15, 2008.  We do not believe the implementation of FSP EITF 03-06-1 will have any impact on the Company’s consolidated financial statements.

NOTE 3 - LOSS PER SHARE

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  The computation of earnings (loss) per share is net loss available to common stockholders (numerator) divided by the weighted average number of common shares outstanding (denominator) during the periods presented.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “ Earnings Per Share .”  Diluted loss per share does not differ materially from basic loss per share for all periods presented.  Convertible securities that could potentially dilute basic loss per share in the future are warrants, stock options, and convertible debt and are not included in the computation of diluted loss per share because to do so would be anti-dilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

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

The deferred $200,000 payment is due and payable on the earlier of (i) the date on which we consummate one or more debt or equity financings in which the gross proceeds received in the aggregate equal or exceed $4,000,000, or (ii) the eighteen month anniversary of the closing date.  The deferred payable does not bear interest.  In accordance with Accounting Principles Board (APB) Opinion No. 21 “ Interest on Receivables and Payables ,” we discounted the payable with an effective annual interest rate of 5% and the associated amortization of the discount is charged to interest expense over the 18 month expected life of the note.  The contract commitment payable of $200,000 is recorded in noncurrent liabilities, net of unamortized discount of $12,873. For the year ended December 31, 2008, $1,549 of discount amortization was charged to interest expense.

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

We determined that the embedded conversion option did not meet the definition of a derivative as described under SFAS No. 133 “ Accounting for Derivative Instruments and Hedging Activities”  paragraph 12(a) and 12(c) as the conversion option results in a fixed monetary benefit to the holder known at the measurement date.

The convertible note was a complex hybrid instrument bearing an option, the alternative choices of which could not exist independently of one another. Thus, the beneficial conversion feature could not be separated from the debt according to paragraph 7 and 12 of APB Opinion No. 14 “ Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”  (ABP 14).  The embedded beneficial conversion feature was recognized and measured in accordance with paragraph 5 of EITF 98-5 “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”  (EITF 98-5) and paragraph 5 of EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments”  (EITF 00-27), whereby the intrinsic value of the beneficial conversion feature was calculated at the commitment date as the difference between the effective conversion price of the convertible note and the fair value of the common stock into which the convertible note was convertible, multiplied by the number of shares into which the convertible note was convertible. The intrinsic value of the beneficial conversion feature, $1,220,410, was treated as a discount on issuance of the convertible note and amortized over the life of the convertible note (paragraph 10 of EITF 98-5 and paragraph 19 of EITF 00-27).

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

(a)  The following exhibits are filed as part of this Form 10-K/A:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

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

3.   Other Exhibits to this Form 10-K/A:

23.1	Consent of Peterson Sullivan, LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K/A for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 17th day of March, 2010.

HepaLife Technologies, Inc

/s/ Amit S. Dang
Amit S. Dang
President , Chief Executive Officer, Secretary and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit S. Dang	President, Chief Executive Officer,	March 17, 2010
Amit Dang	Secretary and Chief Financial Officer

/s/ Jatinder S. Bhogal	Director	March 17, 2010
Jatinder S. Bhogal

/s/ Javier Jimenez	Director	March 17, 2010
Javier Jimenez

/s/ Joseph Sierchio	Director	March 17, 2010
Joseph Sierchio