Form 10-K/A
period 2009-12-31
HEPALIFE TECHNOLOGIES INC
filed 2010-04-29
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Documents incorporated by reference: None

.

Explanatory Note

This Form 10-K/A Amendment No. 1 (the “Amendment”) is being filed by HepaLife Technologies, Inc. (the “Company”) and amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  This Form 10-K/A replaces in its entirety the Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Filing”). The purpose of this Amendment is to include in Part III, Item 10, expanded disclosures required by the Proxy Disclosure Enhancements released by the SEC effective for all filings after February 28, 2010 for certain information about our directors, executive officers, promoters or control persons. Accordingly, Item 10 of Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

In connection with the filing of this Form 10-K/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company is including with this Form 10-K/A certain currently dated certifications.

No other changes have been made to the Form 10-K. This Form 10-K/A Amendment No. 1 speaks as of the original date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART I

Item 1.  Business.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K/A for the fiscal year ending December 31, 2009, contain forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “could,” “might,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.

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

Competitors With Artificial Liver Device Technologies In Advanced Clinical Evaluation

•         Arbios Systems, Inc. – developing a non-biologic liver filtration device (“SEPET”) based on selective hemofiltration,

•         Fresenius AG – developed a non-biologic liver filtration system (“PROMETHEUS”) based on a dialysis principle to remove water-soluble and albumin bound toxins from the blood,

•         Gambro AB – developed a non-biologic liver filtration system (“MARS”) based on a dialysis principle to remove water-soluble and albumin bound toxins from the blood, and

•         Vital Therapies, Inc. – developing a bioartificial liver device (“ELAD”) that uses a line of human liver cells cultivated from a hepatoblastoma, a type of liver tumor.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$0.35	37,548,000
Equity compensation plans not approved by security holders
Total	250,000	$0.35	37,548,000

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Form 10-K/A, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Change in fair value and loss on extinguishment of warrant liability: On January 1 2009, we adopted guidance which is now part of ASC 815-40,  Contracts in Entity’s Own Equity ( ASC 815-40). We determined that our Warrants issued in May 2007 and our Series C Warrants issued in May 2008 contain a dilutive issuance provision that may result in an adjustment to the exercise price and number of underlying shares of common stock. As a result, we reclassified 737,000 Warrant shares from equity to noncurrent warrant liability and 12,989,830 Series C Warrants from equity to a current warrant liability and recorded a cumulative effect of the change in accounting principle adjustment that reduced our accumulated deficit as of January 1, 2009 by $1,932,469.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of December 31, 2009 and 2008	24
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, and from Inception (October 21, 1997) to December 31, 2009	25
Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (October 21, 1997) to December 31, 2009	26
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and from Inception (October 21, 1997) to December 31, 2009	27
Notes to Consolidated Financial Statements	28

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

Stock-Based Compensation

We measure all stock-based compensation awards at fair value on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period for awards expected to vest.  The Company uses the Black-

Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 9. Stock Options” for additional information on the Company’s stock-based compensation plans.

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

The potential of a dilutive adjustment to the Warrants’ and Series C Warrants’ exercise prices and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Warrants and Series C Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40  Contracts in an Entity’s Own Equity  which became effective January 1, 2009 .    Upon the adoption of this guidance, we recognized a one-time adjustment to opening loss accumulated during the development stage in the amount of $1,932,469.

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

We received total cash proceeds of $600,483 from the 6,004,824 warrant shares exercised at $0.10 per warrant share as part of the Warrant Exchange/Exercise Agreement. The fair value of the Series C Warrant liability attributable to the Warrants exercised was $268,838, prior to the impact of the reduction in exercise price. The fair value of the warrant liability increased by $691,934 and resulted in a carrying value of $960,772 from the reduction in exercise price. The increase in the fair value of the warrant liability of $691,934 was recorded as a component of the loss on extinguishment of warrant liability in the accompanying financial statements.

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

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

·         the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·         convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·         subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·         found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

·         the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

On October 23, 2003, Mr. Harmel S. Rayat (our former director and officer), EquityAlert.com, Inc., and Innotech Corporation of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of , among other things, Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2009, our officers with the exception of Amit S, Dang who was delinquent in filing his Form 3, directors, with the exception of director Joseph Sierchio who was delinquent in filing his Form 4, and 10% stockholders were in compliance with all applicable filing requirements.

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

Audit Fees

Audit Fees for the years ended December 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan LLP for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2009 and 2008.  Audit fees also include services related to providing to consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

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

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  The following exhibits are filed as part of this Form 10-K/A:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

.           Report of Independent Registered Public Accounting Firm

.           Consolidated Balance Sheets as of December 31, 2009 and 2008

.           Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, and from Inception (October 21, 1997) to December 31, 2009

.           Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (October 21, 1997)

to December 31, 2009

.           Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008,

and from Inception (October 21, 1997) to December 31, 2009

.           Notes to Consolidated Financial Statements

2.   Financial Statement Schedules.

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.   Other Exhibits to this Form 10-K/A:

Incorporated by Reference
Exhibit				Date of	Exhibit		Filed
Number	Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1	Articles of Incorporation of HepaLife Technologies, Inc.	10-SB12G	000-29819	3/7/2000	3	(i)
3.2	Amended Bylaws of HepaLife Technologies, Inc.	10-K			3.2		*
10.1	2001 Incentive Stock Purchase Plan	S-8	333-105083	5/8/03	10.2
10.2	Common Stock Purchase Agreement ( Exhibit 10.) and Registration Rights Agreement (Exhibit 10.2) with Fusion Capital Fund II, LLC	8-K	000-29819	7/13/05
10.3	Securities Purchase Agreement with GCA Strategic Investment Limited	8-K	000-29819	5/16/07
10.4	Subscription Agreement (Exhibit 10.1), Registration Rights Agreement (Exhibit 10.2) and Series C Warrant Agreement (Exhibit 10.3), relating to the Private Placement of 10,660,705 units on May 23, 2008	8-K	000-29819	5/28/08	10 10	.1 .2
10	Interim Executive Services Agreement, dated October 13, 2009, with Amit S. Dang	8-K	000-20819	10/19/09
10.5	Warrant Exercise or Exchange Agreement with the holders of its Series C Warrants (Exhibit 10.1)	8-K	000-29819	10/28/09	10.1
23.1	Consent of Independent Registered Accountant	10-K	000-29819				*
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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K/A for the fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2010.

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

Signature                                               Title                                                                                        Date

/s/ Amit Dang                                       President, Chief Executive Officer,                                  April 29, 2010

Amit Dang                                            Principal Executive Officer, Secretary,

                                                                Chief Financial Officer, Principal Financial

                                                                Officer, and Principal Accounting Officer

/s/ Jatinder S. Bhogal                          Director                                                                                  April 29, 2010

Jatinder S. Bhogal

/s/ Javier Jimenez                                Director                                                                                  April 29, 2010

Javier Jimenez

/s/ Joseph Sierchio                               Director                                                                                  April 29, 2010

Joseph Sierchio