Form 10-Q
period 2010-03-31
HEPALIFE TECHNOLOGIES INC
filed 2010-05-05
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [   ] No [X]

Number of shares of Common Stock, $0.001 par value, outstanding as of April 28, 2010: 101,494,158.

PART I - FINANCIAL INFORMATION

 item 1.  fINANCIAL STATEMENTS

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$2,077,362	$2,310,200
Prepaid expenses	20,585	44,033
Total current assets	$2,097,947	$2,354,233

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$102,568	$98,462
Total current liabilities	102,568	98,462

Warrant liability (Note 8)	11,917	9,815
Total liabilities	114,485	108,277

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY

Stockholders' equity (Note 7)
Preferred stock: $0.10 par value; Authorized: 1,000,000
Issued and outstanding: none	-	-
Common stock: $0.001 par value; Authorized: 300,000,000
Issued and outstanding: 101,494,158 (2009: 101,494,158)	101,495	101,495
Additional paid-in capital	22,391,817	22,381,577
Loss accumulated during the development stage	(20,509,850)	(20,237,116)

Total stockholders' equity	1,983,462	2,245,956

Total liabilities and stockholders' equity	$2,097,947	$2,354,233

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
and from inception (October 21, 1997) to March 31, 2010
(Unaudited)

			From inception
	Three Months Ended		(October 21, 1997)
	March 31,	March 31,	to March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Salary and benefits	68,909	200,048	6,240,376
Research and development	-	51,075	2,098,755
Shareholder relations and name branding	7,316	2,280	4,199,276
Administrative and general	56,383	53,966	1,544,316
Professional fees- accounting and legal	103,219	104,254	1,193,852
Director, management and consulting fees (Note 5)	38,740	41,708	1,209,388
Depreciation	-	-	35,410
Stock offering costs	-	-	1,926,713
	274,567	453,331	18,448,086

Operating Loss	(274,567)	(453,331)	(18,448,086)

Other income and (expenses)
Interest on promissory note	-	-	(355,112)
Interest, bank charges and foreign exchange loss	(950)	(590)	(37,983)
Interest income	4,885	10,540	154,623
Loss on disposal of fixed assets	-	-	(3,061)
Amortization of discount on notes (Note 4)	-	(2,349)	(2,107,522)
Amortization of deferred financing costs	-	-	(293,515)
Change in fair value of warrant liability	(2,102)	(420,891)	1,868,070
Loss on extinguishment of warrant liability	-	-	(1,287,264)
	1,833	(413,290)	(2,061,764)

Net loss available to common stockholders	$(272,734)	$(866,621)	$(20,509,850)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	101,494,158	91,996,829

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (October 21, 1997) to March 31, 2010
(Unaudited)

				Accumulated	Loss accumulated		Total
	Common Stock		Additional	other comprehensive	during development	Comprehensive	stockholders'
	Shares	Amount	paid-in capital	income	stage	income (loss)	equity (deficit)

Common stock issued for service rendered
at $0.00025 per share, October 21, 1997	12,000,000	$ 12,000	$ (9,000)	$ -	$ -	$ -	$ 3,000

Common stock issued for cash
at $0.0625 per share during 1997	1,200,000	1,200	73,800	-	-	-	75,000

Comprehensive income
Income from inception
(October 21, 1997) to December 31, 1997	-	-	-	-	42	42	42

Total comprehensive income						42

Balance, December 31, 1997	13,200,000	13,200	64,800	-	42		78,042

Common stock issued for service rendered
at $0.025 per share, December 15, 1998	16,000,000	16,000	384,000	-	-	-	400,000

Comprehensive income (loss)
Loss, year ended December 31, 1998	-	-	-	-	(471,988)	(471,988)	(471,988)

Total comprehensive income						(471,988)

Balance, December 31, 1998	29,200,000	29,200	448,800	-	(471,946)		6,054

Common stock issued for cash
at $0.025 per share, March 1999	12,000,000	12,000	288,000	-	-	-	300,000

Comprehensive income (loss)
Loss, year ended December 31, 1999	-	-	-	-	(121,045)	(121,045)	(121,045)

Total comprehensive income						(121,045)

Balance, December 31, 1999	41,200,000	41,200	736,800	-	(592,991)		185,009

Comprehensive income (loss)
Loss, year ended December 31, 2000	-	-	-	-	(80,608)	(80,608)	(80,608)

Total comprehensive income						(80,608)

Balance, December 31, 2000	41,200,000	41,200	736,800	-	(673,599)		104,401

Conversion of debt to equity at $0.015
per share, July 31, 2001	8,933,332	8,933	125,067	-	-	-	134,000

Comprehensive income (loss)
Loss, year ended December 31, 2001	-	-	-	-	(160,364)	(160,364)	(160,364)

Total comprehensive income						(160,364)

Balance, December 31, 2001	50,133,332	50,133	861,867	-	(833,963)		78,037

Common stock issued for services
at $0.06 per share, April 23, 2002	10,000	10	590	-	-	-	600

Conversion of debt to equity at $0.05
per share, April 26, 2002	2,160,000	2,160	105,840	-	-	-	108,000

Common stock issued for investor
relations services at $0.05 per share,
July 25, 2002	2,390,000	2,390	117,110	-	-	-	119,500

Conversion of debt to equity at $0.05 per
share, December 18, 2002	1,920,000	1,920	94,080	-	-	-	96,000

Comprehensive income (loss)
Loss, year ended December 31, 2002	-	-	-	-	(375,472)	(375,472)	(375,472)

Total comprehensive income						(375,472)

Balance, December 31, 2002	56,613,332	56,613	1,179,487	-	(1,209,435)		26,665

Common stock issued pursuant to
exercise of stock options during the
year at between $0.07 to $2.11 per share	282,500	283	398,317	-	-	-	398,600

Common stock issued pursuant to
exercise of share purchase warrants
in November 2003 at $0.025 per share	7,300,000	7,300	175,200	-	-	-	182,500

Comprehensive income (loss)
Loss, year ended December 31, 2003	-	-	-	-	(1,102,723)	(1,102,723)	(1,102,723)

Total comprehensive income						(1,102,723)

Balance, December 31, 2003	64,195,832	64,196	1,753,004	-	(2,312,158)		(494,958)

Common stock issued pursuant
to exercise of stock options during
the year between $0.07 to $2.11 per share	1,622,000	1,622	1,339,998	-	-	-	1,341,620

Common stock issued pursuant
to exercise of share purchase warrants in
December 2004 at $0.025 per share	2,000,000	2,000	48,000	-	-	-	50,000

Comprehensive income (loss)
Loss, year ended December 31, 2004	-	-	-	-	(1,435,613)	(1,435,613)	(1,435,613)

Total comprehensive income						(1,435,613)

Balance, December 31, 2004	67,817,832	67,818	3,141,002	-	(3,747,771)		(538,951)

Common stock issued pursuant to exercise
of stock options in March 2005 at
$3.10 per share	50,000	50	154,950	-	-	-	155,000

Common stock issued pursuant to exercise
of stock options in May 2005 at
$2.11 per share	45,000	45	94,905	-	-	-	94,950

Common stock issued pursuant to exercise
of stock options in June 2005 at
$2.11 per share	100,000	100	210,900	-	-	-	211,000

Common stock issued pursuant to exercise
of stock options in October 2005 at
$2.11 per share	40,000	40	84,360	-	-	-	84,400

Common stock issued pursuant to exercise
of stock options in March 2005 at
$2.11 per share	50,000	50	105,450	-	-	-	105,500

Common stock issued pursuant to
exercise of share purchase warrants
in March 2005 at $0.025 per share	1,250,000	1,250	30,000	-	-	-	31,250

Restricted common stock issued in June 2005
pursuant to share purchase agreement	20,000	20	37,580	-	-	-	37,600

Restricted common stock issued in July 2005
pursuant to share purchase agreement	691,598	692	1,382,504	-	-	-	1,383,196

Comprehensive income (loss)
Loss, year ended December 31, 2005	-	-	-	-	(2,813,602)	(2,813,602)	(2,813,602)

Total comprehensive income						(2,813,602)

Balance, December 31, 2005	70,064,430	70,065	5,241,651	-	(6,561,373)		(1,249,657)

Restricted common stock issued in January 2006
pursuant to share purchase agreement	374,753	375	505,542	-	-	-	505,917

Common stock issued in the first quarter of
2006 to Fusion Capital for cash	431,381	431	449,569	-	-	-	450,000

Common stock issued in the second quarter of
2006 to Fusion Capital for cash	416,303	416	329,584	-	-	-	330,000

Common stock issued in the third quarter of
2006 to Fusion Capital for cash	758,606	759	584,234	-	-	-	584,993

Common stock issued in the fourth quarter of
2006 to Fusion Capital for cash	548,371	548	354,455	-	-	-	355,003

Exercise of stock options	175,000	175	12,075	-	-	-	12,250

Stock based compensation expenses	-	-	2,607,302	-	-	-	2,607,302

Comprehensive income (loss)
Loss, year ended December 31, 2006	-	-	-	-	(4,654,499)	(4,654,499)	(4,654,499)

Total comprehensive income						(4,654,499)

Balance, December 31, 2006	72,768,844	72,769	10,084,412	-	(11,215,872)		(1,058,691)

Common stock issued in the first quarter of
2007 to Fusion Capital for cash	382,000	382	204,619	-	-	-	205,001

Common stock issued in the second quarter of
2007 to Fusion Capital for cash	509,019	509	289,491	-	-	-	290,000

Common stock converted from convertible
promissory notes	2,604,721	2,605	1,742,395	-	-	-	1,745,000

Stock based compensation expenses	-	-	935,044	-	-	-	935,044

Proceeds allocated to the warrants issued with
the convertible notes	-	-	497,689	-	-	-	497,689

Warrants issued for the payment of broker's fees	-	-	64,990	-	-	-	64,990

Intrinsic value of the beneficial conversion feature
of the notes	-	-	1,220,410	-	-	-	1,220,410

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	(3,772)	-	(3,772)	(3,772)

Loss, year ended December 31, 2007	-	-	-	-	(4,438,197)	(4,438,197)	(4,438,197)

Total comprehensive income						(4,441,969)

Balance, December 31, 2007	76,264,584	76,265	15,039,050	(3,772)	(15,654,069)		(542,526)

Common stock converted from convertible
promissory notes in January 2008	2,342,415	2,343	752,657	-	-	-	755,000

Common stock converted from notes
in June 2008	2,065,412	2,065	975,680	-	-	-	977,745

Common stock and warrants issued for cash,
at $0.425 per share in May 2008 and
in payment of placement and legal fees	10,924,418	10,925	4,519,875	-	-	-	4,530,800

Common stock issued for services received in 2008	400,000	400	169,600	-	-	-	170,000

Warrants granted for purchase of in-process research and development in October 2008	-	-	98,325	-	-	-	98,325

Stock based compensation expenses	-	-	565,306	-	-	-	565,306

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	3,391	-	3,391	3,391

Loss, year ended December 31, 2008	-	-	-	-	(3,667,547)	(3,667,547)	(3,667,547)

Total comprehensive income						(3,664,156)

Balance, December 31, 2008	91,996,829	91,998	22,120,493	(381)	(19,321,616)		2,890,494

Cumulative effect of change in accounting principle	-	-	(2,461,546)	-	1,932,469	-	(529,077)

Common stock issued for exchange of Series C
Warrants, 2 for 1	3,492,505	3,493	904,559	-	-	-	908,052

Common stock issued upon exercise of Series C
Warrants, $0.10 per warrant	6,004,824	6,004	1,555,250	-	-	-	1,561,254

Stock based compensation expenses	-	-	262,821	-	-	-	262,821

Comprehensive income (loss)
Foreign currency translation adjustment	-	-	-	381	-	381	381

Loss, year ended December 31, 2009	-	-	-	-	(2,847,969)	(2,847,969)	(2,847,969)

Total comprehensive income						$ (2,847,588)

Balance, December 31, 2009	101,494,158	101,495	22,381,577	-	(20,237,116)		2,245,956

Stock based compensation expenses	-	-	10,240	-	-	-	10,240

Loss, for the three-months ended March 31, 2010	-	-	-	-	(272,734)	(272,734)	(272,734)

Total comprehensive income						$ (272,734)

Balance, March 31, 2010	101,494,158	$ 101,495	$ 22,391,817	$ -	$ (20,509,850)		$ 1,983,462

(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
and from inception (October 21, 1997) to March 31, 2010
(Unaudited)
			From inception
	Three Months Ended		(October 21, 1997)
	March 31,	March 31,	to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net Loss	$(272,734)	$(866,621)	$(20,509,850)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	-	-	35,410
Amortization of license fees	-	18,750	150,000
Services paid by issuance of common stock	-	-	1,031,100
Stock offering costs paid by issuance of common stock	-	-	1,926,713
In-process research and development partially purchased
by issuance of common stock warrants and a contract
commitment payable, net of discount	-	-	283,903
Stock based compensation expenses	10,240	140,631	4,380,713
Amortization of discount on notes payable	-	2,349	2,107,522
Amortization of deferred financing costs	-	-	293,515
Loss on disposal of assets	-	-	3,061
Change in fair value of warrant liability	2,102	420,891	(1,868,070)
Loss on settlement of warrant liability	-	-	1,287,264
Change in assets and liabilities:
Decrease (increase) in prepaid expenses and deposits	23,448	12,568	(95,587)
Increase (decrease) in accounts payable	4,106	(35,443)	102,568
Increase (decrease) in accounts payable - related party	-	-	99,946
Net cash used in operating activities	(232,838)	(306,875)	(10,771,792)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(38,471)
Purchase of license fees	-	-	(75,000)
Net cash used in investing activities	-	-	(113,471)
Cash flows from financing activities:
Payment on contract commitment	-	-	(200,000)
Proceeds from issuance of common stock and warrants, net	-	-	9,787,867
Proceeds from issuance of convertible notes	-	-	2,125,000
Net proceeds from promissory notes	-	-	877,800
Proceeds from exercise of warrants	-	-	600,483
Increase in deferred financing cost	-	-	(228,525)
Net cash provided by financing activities	-	-	12,962,625
Increase (decrease) in cash and cash equivalents	(232,838)	(306,875)	2,077,362
Effect of foreign exchange rate	-	381	-
Cash and cash equivalents, beginning of period	2,310,200	3,084,155	-
Cash and cash equivalents, end of period	$2,077,362	$2,777,661	$2,077,362
Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$247,575
Income tax paid in cash	$-	$-	$-
Non-cash investing and financing activities:
Common stock and warrants issued for professional services	$-	$-	$1,143,078
Issuance of common stock as stock offering costs	$-	$-	$1,926,713
Issuance of warrants for deferred financing costs	$-	$-	$64,990
Conversion of note payable and related interest to equity	$-	$-	$977,745
Conversion of debt to equity	$-	$-	$2,500,000
Issuance of common stock to extinguish warrant liability	$-	$-	$581,559
(The accompanying notes are an integral part of these financial statements)

HEPALIFE TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 1.  Description of the Business and Going Concern Uncertainties

HepaLife Technologies, Inc. is a development stage biotechnology company focusing on the development of a cell-based bioartificial liver system.

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

We have incurred net operating losses since inception. We face all the risks common to companies in early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2012. Our prospects after March 2012 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, HepaLife Biosystems, Inc., Phoenix BioSystems, Inc., and HepaLife Technologies Ltd. All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2. Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period. For further information, refer to the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 8. Warrants.”

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

Recent and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

Note 3. Net Loss Per Share

Dilutive common stock equivalents include 1,075,000 and 17,176,830 warrants and stock options that are not included in the computation of diluted loss per share because to do so would be anti-dilutive for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. All share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Following is the computation of basic and diluted net loss per share for the three-month periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Numerator - net loss available to common stockholders	$(272,734)	$(866,621)
Denominator - weighted average number of common shares outstanding	101,494,158	91,996,829
Basic and diluted loss per common share	($0.00)	($0.01)

Note 4. Purchased In-Process Research and Development

We purchased certain assets from Arbios Systems, Inc. (“Arbios”) relating to the pig cell based liver device technology known as “HepatAssist” in October 2008 in order to enhance and strengthen our PICM-19 porcine liver cell line based bioartificial liver. We re-trademarked the device as “HepaMate.” The effective purchase price of $548,325 was charged to operations in 2008 as purchased in-process research and development expense. The purchase price consisted of cash for $250,000, a contract commitment of $200,000 (the “Deferred Cash Purchase Price”), and 750,000 Series D warrants valued at $98,325 using the Black-Scholes pricing model (refer to “Note 8. Warrants”).

According to the purchase agreement, the Deferred Cash Purchase Price was due and payable on or before April 2010. The Deferred Cash Purchase Price did not bear interest. We discounted the payable with an effective annual interest rate of 5% and the associated amortization of the discount is charged to interest expense over the 18 month expected life of the note.

On April 1, 2009, we entered into a Repurchase Agreement with Arbios whereby we reacquired the Series D Warrants effective April 22, 2009 in consideration for the accelerated payment of the Deferred Cash Purchase Price. Due to the early retirement of the contract commitment, we recognized the full unamortized discount outstanding as of April 22, 2009 in the amount of $10,524 during the three-month period ended June 30, 2009.

For the three-month periods ended March 31, 2010 and March 31, 2009, we charged to other income and expense nil and $2,349, respectively, for the amortization on the discount to the Deferred Cash Purchase Price.

Note 5. Related Party Transactions

Executive Management: For the three-month periods ended March 31, 2010 and 2009, we incurred $21,000 and $0 in fees paid to Mr. Amit Dang the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. In addition, for the three-month periods ended March 31, 2010 and 2009, we recorded $7,834 and $0 as stock compensation expense for stock option awards granted to Mr. Dang in October 2009 upon his appointment to the Company.

Director Fees: For the three-month periods ended March 31, 2010 and 2009, we incurred $7,500 and $10,000, respectively, in board fees for non-employee directors of the Company.  In addition, for the three-month periods ended March 31, 2010 and 2009, we recorded $2,406 and $6,508, respectively, as stock compensation expense relating to initial stock option awards granted to non-employee directors for 50,000 shares each (refer to “Note 9. Stock Options”).

Our Board of Directors recently approved a change of control Severance Plan (the “Severance Plan”) that affects the Company’s Board of Directors.  Pursuant to the Severance Plan, if a Director resigns or is removed following a change in control, the Director will be entitled to receive a cash severance payment equal to $1,200 per month served as a Director, up to a maximum amount of $24,000.

Legal Fees: Legal fees expensed for the three-month periods ended March 31, 2010 and 2009 that were paid or are due to our attorney who also serves as a board member totaled $56,143 and $35,988, respectively.

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

USDA, ARS License: On November 20, 2007, we exercised our license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, we incurred a license execution fee of $150,000 with $75,000 paid in December 2007 and $75,000 paid in November 2008. The license execution fees were capitalized to prepaid license costs when incurred and amortized to operating expense during the years ended December 31, 2009 and 2008 for a total of $62,500 and $87,500, respectively.  In addition to these payments, we are responsible for annual license maintenance fees commencing in year 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any.  For the three-month period ended March 31, 2010, we incurred $10,000 in license maintenance fees which were charged to administrative and general expenses.

MSU License: On June 15, 2006, we entered into an exclusive worldwide license agreement with Michigan State University (“MSU”) through our subsidiary, Phoenix BioSystems, Inc. (“PBS”), for the development of new cell-culture based flu vaccines to protect against the spread of influenza viruses among humans, including potentially the high pathogenicity H5N1 virus.

In January 2009, we provided notice to MSU to terminate the license agreement effective April 24, 2009. For the three-month period ended March 31, 2009, we incurred $30,848 in expenses related to this contract. The $30,848 consisted of a $15,000 milestone payment charged to research and development and $15,848 in legal fees. Total costs incurred to date relating to this license agreement are $104,201.

Note 7. Stockholders’ Equity

We completed a private placement of 10,660,705 units at a price of $0.425 per unit or $4,530,800 in the aggregate in May 2008. Each unit consists of one share of our common stock and one Series C stock purchase warrant (Series C warrant) to purchase a share of common stock at the initial exercise price of $0.55 per share for a period of two years from the date of issuance. The relative fair value of the common stock was estimated to be $2,972,407 and the relative fair value of the warrants was estimated to be $1,558,393 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued on the transaction date using the Black-Scholes pricing model. In conjunction with our completion of the acquisition of the HepatAssist related assets in October 2008, we reduced the initial exercise price of the Series C warrants to $0.34 per share. In connection with the private placement, the agent was due a sales commission equal to $90,828 or two (2%) percent of the gross proceeds, which was settled by issuing to the agent 213,713 units. In addition, we issued an aggregate of 50,000 units in payment of legal fees in the amount of $21,250. There were also 2,065,412 Series C warrants issued in connection with a loan conversion agreement in 2008.  These units were otherwise issued on the same terms and conditions as the units sold in the private placement.

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

Note 8. Warrants

Warrants

On May 11, 2007, we entered into a Warrant Agreement whereby we issued warrants to purchase 670,000 shares of our common stock at a price of $1.50 per share (the "Warrants") for a term of five years.  We also issued warrants to a broker/dealer to purchase 67,000 shares of our common stock at a price of $1.50 per share for a term of five years.  The Warrant Agreement states that the warrant purchase price is subject to adjustment, including if the Company issues any shares of common stock or common stock equivalents for consideration less than the then market price at the date of issuance subject to a 1% adjustment floor. The Warrant Agreements were issued in connection with the Securities Purchase Agreement, also dated May 11, 2007, for the sale of a convertible note with a $2,500,000 principal amount and maturity date of May 11, 2009.  The convertible note was fully converted into 2,604,721 and 2,342,415 shares of common stock during 2007 and 2008, respectively.

A registration statement relating to the resale of the common shares issuable under the conversion of the convertible note and exercise of the warrants was declared effective on July 5, 2007.

As a result of the purchase price adjustments defined in the Warrant Agreement, the warrant purchase price is subject to adjustment if the Company issues any shares of common stock or common stock equivalents for consideration less than the then market price at the date of issuance subject to a 1% adjustment floor.  The May 2008 issuance of common stock resulted in an adjustment of the Warrant exercise price to $1.45, with an offsetting share adjustment which increased the number of warrants to 757,192 shares.  The October 2009 settlement of the Series C warrants (see Series C Warrants below) also resulted in a potential adjustment to the Warrant exercise price to $1.34, with an offsetting share adjustment which increased the number of warrants to 825,000.

Series C Warrants

As stated in “Note 7. Stockholders’ Equity”, as part of the May 2008 private placement, we issued 12,989,930 Series C warrants convertible into one share of the Company’s common stock at an exercise price of $0.34.  On October 27, 2009, we consummated the transactions contemplated by the Warrant Exchange/Exercise Agreement between us and each of the holders of the Series C Warrants. Pursuant to the terms of the Warrant Exchange/Exercise Agreement we issued 3,492,505 shares of restricted stock in exchange for 6,985,010 Series C Warrants and issued an aggregate of 6,004,824 shares of common stock in connection with the exercise of the balance of the Series C Warrants a price of $0.10 per share. We received aggregate proceeds of $600,483 from the exercise of the Series C Warrants.  Upon completion of the Warrant Exchange/Exercise Agreement, there were no Series C Warrants outstanding.

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

We received total cash proceeds of $600,483 from the 6,004,824 warrant shares exercised at $0.10 per warrant share as part of the Warrant Exchange/Exercise Agreement. The fair value of the Series C Warrant liability attributable to the Warrants exercised was $268,838, prior to the impact of the reduction in exercise price. The fair value of the warrant liability increased by $691,934 and resulted in a carrying value of $960,772 from the reduction in exercise price. The increase in the fair value of the warrant liability of $691,934 was recorded as a component of the loss on extinguishment of warrant liability in 2009.

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

Series D Warrants

As stated in “Note 4. Purchased In-Process Research and Development”, we entered into a Repurchase Agreement on April 22, 2009 with Arbios whereby we repurchased all of the 750,000 shares outstanding of the Series D warrants from Arbios in consideration for the early payment of the Deferred Cash portion of the Purchase Price.

Warrant Liability

The potential of a dilutive adjustment to the Warrants’ exercise prices and number of underlying shares of common stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009.  Upon the adoption of this guidance, we recognized a one-time adjustment to opening loss accumulated during the development stage in the amount of $1,932,469 resulting from accounting for the Warrants and Series C warrants as a liability.

At March 31, 2010, we valued the warrant liability for the Warrants using the Black-Scholes pricing-model (Level 3 inputs) containing the following assumptions: volatility 101.53%, risk-free rate 1.02%, and term of 2.10 years. The following reconciles the Warrant liability for the three-months ended March 31, 2010:

Beginning balance, December 31, 2009	$9,815
Change in fair value of warrant liability	2,102

Ending balance, March 31, 2010	$11,917

As a result of adjusting the warrant liability to fair value, we recorded a non-cash loss in other income and expense of $2,102 relating to the Warrants for the three-month period ended March 31, 2010.

Note 9. Stock Options

We have an active stock option plan that provides shares available for option grants to employees, directors and others.  The Company’s stock option plan provides for the granting of stock options to purchase a maximum of 40,000,000 shares of the Company’s common stock.  Options granted under our option plan generally vest over two to five years or as otherwise determined by the Board of Directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

The per share exercise price for each stock option is determined by the Board and may not be below fair market value on the date of grant.  The fair market value of the Company’s common stock is the closing price of the common stock as listed on the OTCBB on the date of grant or, if the Company’s common stock is not traded on the date of grant, the first day of active trading following the date of grant.

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term.  The Company does not anticipate declaring dividends in the foreseeable future.  Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The Company recognizes compensation expense for only the portion of stock options that are expected to vest.

Stock option activity for the three-month period ended March 31, 2010 is summarized as follows:

	Number of options	Weighted average exercise price	Remaining contractual term	Aggregate intrinsic value
Outsanding at December 31, 2009 and March 31, 2010	250,000	$ 0.35	6.84	$ -
Exercisable at March 31, 2010	30,000	0.38	8.37	$ -
Available for grant at March 31, 2010	37,548,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period ended March 31, 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount is based on the fair market value of the Company’s stock. The intrinsic value changes based on the fair market value of the Company’s common stock.

During the three-month period ended March 31, 2010, total stock option compensation expense charged to operations was $10,240 included in director, management and consulting fees.

During the three-month period ended March 31, 2009, total compensation expense charged to operations was $140,631 with $134,123 classified as salaries and benefits and $6,508 included in director fees. Of the amount classified as salaries, $96,940 was due to early achievement of milestone based options related to a grant in October 2006.

For the three-month period ended March 31, 2010, we had $26,048 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.32 years.

We do not repurchase shares to fulfill the requirements of options that are exercised. Further, we issue new shares when options are exercised.

item 2.  management’s discussion and analysis of financial condition and results of operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three-months ending March 31, 2010, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties,” as well as in this report generally.

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

On May 23, 2008, we completed a private placement of securities for an aggregate purchase price of $4,530,800.  Simultaneously with the completion of the private placement, in satisfaction of the $877,800 outstanding principal amount of the promissory note which we previously issued, we issued 2,065,412 Units consisting of 2,065,412 shares and 2,065,412 Series C Warrants; the note holder agreed to accept $150,000 in full payment and satisfaction of the accrued and unpaid interest on the note payable in the amount of $249,945.

Asset Purchase Agreement

On October 3, 2008, we entered into and consummated the transactions contemplated by a purchase agreement with Arbios pursuant to which, we purchased certain specified assets of Arbios relating to the pig cell based liver device technology that was being developed by Arbios.

The purchase price of the acquired assets consisted of: $450,000 in cash, of which $250,000 was paid at the closing and $200,000 was deferred for up to 18 months; a Series D Stock Purchase Warrant to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $0.35 per share for a period of 5 years.  The Deferred Cash Purchase Price of $200,000 was due and payable on or before April 2010.

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

Warrants

As of March 31, 2010, we had Warrant shares outstanding that we issued May 11, 2007 with an original exercise price of $1.50 and original warrant shares of 737,000 convertible into common stock until May 11, 2012.  The Warrant Agreement provides for an adjustment to the exercise price and number of shares if we issue shares of common stock or common stock equivalents for consideration less than the then market price at the date of issuance subject to a 1% adjustment floor.  As a result of this provision, the total number of Warrant shares outstanding as of March 31, 2010 was 825,000 with an exercise price of $1.34.

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

We received total cash proceeds of $600,483 from the 6,004,824 warrant shares exercised at $0.10 per warrant share as part of the Warrant Exchange/Exercise Agreement.  The fair value of the Series C warrant liability attributable to the Warrants exercised was $268,838, prior to the impact of the reduction in exercise price. The fair value of the warrant liability increased by $691,934 and resulted in a carrying value of $960,772 from the reduction in exercise price. The increase in the fair value of the warrant liability of $691,934 was recorded as a component of the loss on extinguishment of warrant liability in 2009.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 8. Warrants” in the Notes to

Consolidated Financial Statements.

Warrant Liability Derivative

We evaluate financial instruments for freestanding or embedded derivatives.  The warrant liability derivative is recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

Results of Operations

We have yet to establish any history of profitable operations and our accumulated deficit from inception through March 31, 2010 is $20,509,850.  We have not generated any revenues from operations and do not expect to generate any revenues for the foreseeable future. We expect that any future revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful completion of our research and development programs, and the subsequent commercialization of the results or of products derived from such research and development efforts. No assurances can be given when this will occur or that we will ever be profitable.

We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2012.  Our future after March 2012 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Operating Expenses

The following is a summary of operating expenses for the three-month periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009	Increase (Decrease)	% Change
Expenses
Salary and benefits	$68,909	$200,048	$(131,139)	(65.6%)
Research and development	-	51,075	(51,075)	(100.0%)
Shareholder relations and name branding	7,316	2,280	5,036	220.9%
Administrative and general	56,383	53,966	2,417	4.5%
Professional fees- accounting and legal	103,219	104,254	(1,035)	(1.0%)
Director, management and consulting fees	38,740	41,708	(2,968)	(7.1%)
	$274,567	$453,331	$(178,764)	(39.4%)

Salaries and benefits:  We incurred salaries and benefits expense of $68,909 for the three-month period ended March 31, 2010 which represents a decrease of $131,139 or 65.6% compared to the same period in 2009.  The decrease is due primarily to a decrease in stock option compensation expense resulting from the acceleration of vesting of certain options based upon performance during the three-month period ended March 31, 2009.

Research and development:  Our research and development expenses were significantly reduced during the three-month period ended March 31, 2010 as a result of lower regulatory consulting fees and associated expenses.  During this period, the Company did not feel further expense for regulatory consulting was required or warranted, since we have received, we believe, the necessary regulatory guidance in order to best determine the Company’s near-term product development and clinical trials strategy.

Shareholder relations and name branding:  We incurred $7,316 of shareholder relations expense and name branding which represents an increase of $5,036 compared to the same period in 2009.  Investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition. The increase in investor relations expense is due to the Company entering into a Shareholder Communications Agreement as described below.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $1,250 per month.

Administrative and general: We incurred $56,383 in administrative and general expenses for the three-month period ended March 31, 2010 which represents an increase of $2,417 or 4.5% compared to the same period in 2009.

Professional fees:  We incurred a total of $103,219 in professional fees for the three-month period ended March 31, 2010 which represents a decrease of $1,035 or 1.0% compared to the same period in 2009.  Professional fees primarily consist of accounting, audit, tax, and legal fees.  These expenses were flat for these two quarters comparatively as there have been no changes in our staffing and recurring nature of their responsibilities.

Director, management and consulting fees:  We incurred $38,740 in director, management and consulting expenses for the three-month period ended March 31, 2010 which representing a decrease of $2,968 or 7.1% compare to the same period in 2009.  The decrease is due primarily to lower board fees as one member of our Board resigned effective October 2009.

Other Income and (Expense)

The following is a summary of other income and (expense) for the three-month periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009	Increase (Decrease)	% Change

Other income and (expenses)
Bank charges and foreign exchange loss	$(950)	$(590)	360	61.0%
Interest income	4,885	10,540	(5,655)	(53.7%)
Amortization of discount on notes	-	(2,349)	(2,349)	(100.0%)
Change in fair value of warrant liability	(2,102)	(420,891)	418,789	(99.5%)

Interest income: Interest income for the three-month period ended March 31, 2010 and 2009, represents interest earned on cash and cash equivalents.

Amortization of discount on notes: This account decreased due to the payment-in-full in April 2009 of the note related to the Arbios asset acquisition.

Change in fair value of warrant liability: Our Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. We value our warrant liability using the Black-Scholes model. Our stock price, remaining term of the warrants and the volatility of our stock all impact the fair value of the warrants.

The amount recorded to adjust the Warrants to fair value resulted in a net non-cash loss of $2,102 for the three-month period ended March 31, 2010.  The decrease from the quarter ended March 31, 2009, is due to fewer warrants accounted for as derivatives during 2010 compared to 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,077,362 and $2,310,200 as of March 31, 2010 and December 31, 2009, respectively.  We had no financing activities during the three-month periods ended March 31, 2010 and 2009.

Net cash flow used in operating activities was $232,838 and $306,875 for the three-month periods ended March 31, 2010 and 2009, respectively.  We have financed operations primarily from cash on hand and through private placement of securities, as well as through the exercise of Series C Warrants.  The accompanying financial statements have been prepared assuming we will continue as a going concern.  We incurred cumulative losses of $20,509,850 from inception through March 31, 2010.  Additionally, we have expended a significant amount of cash in developing our technology.  We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through March 2012. Our future after March 2012 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Related Party Transactions

Executive Management: For the three-month periods ended March 31, 2010 and 2009, we incurred $21,000 and $0 in fees paid to Mr. Amit Dang the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. In addition, for the three-month periods ended March 31, 2010 and 2009, we recorded $7,834 and $0 as stock compensation expense for stock option awards granted to Mr. Dang in October 2009 upon his appointment to the Company.

Director Fees: For the three-month periods ended March 31, 2010 and 2009, we incurred $7,500 and $10,000, respectively, in board fees for non-employee directors of the Company.  In addition, for the three-month periods ended March 31, 2010 and 2009, we recorded $2,406 and $6,508, respectively, as stock compensation expense relating to initial stock option awards granted to non-employee directors for 50,000 shares each (refer to “Note 9. Stock Options” in the Notes to Consolidated Financial Statements in this Form 10-Q).

Our Board of Directors recently approved a change of control Severance Plan (the “Severance Plan”) that affects the Company’s Board of Directors.  Pursuant to the Severance Plan, if a Director resigns or is removed following a change in control, the Director will be entitled to receive a cash severance payment equal to $1,200 per month served as a Director, up to a maximum amount of $24,000.

Legal Fees: Legal fees expensed for the three-month periods ended March 31, 2010 and 2009 that were paid or are due to our attorney who also serves as a board member totaled $56,143 and $35,988, respectively.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See “Note 2. Significant Accounting Policies” in the Notes to Consolidated Financial Statements in this Form 10-Q.

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

ITEM 4T. Controls and Procedures

(a)                 Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 5.   Other Information

None

Item 6.   Exhibits

		Incorporated by Reference
Exhibit				Date of	Exhibit		Filed
Number	Exhibit Description	Form	File No.	First Filing	Number		Herewith

3.1	Articles of Incorporation of HepaLife Technologies, Inc.	10-SB12G	000-29819	3/7/2000	3	(i)
3.2	Amended Bylaws of HepaLife Technologies, Inc.	10-K	000-29819	12/31/09	3.2
10.1	2001 Incentive Stock Purchase Plan	S-8	333-105083	5/8/03	10.2
10.2	Common Stock Purchase Agreement ( Exhibit 10.) and Registration Rights Agreement (Exhibit 10.2) with Fusion Capital Fund II, LLC	8-K	000-29819	7/13/05
10.3	Securities Purchase Agreement with GCA Strategic Investment Limited	8-K	000-29819	5/16/07
10.4	Subscription Agreement (Exhibit 10.1), Registration Rights Agreement (Exhibit 10.2) and Series C Warrant Agreement (Exhibit 10.3), relating to the Private Placement of 10,660,705 units on May 23, 2008	8-K	000-29819	5/28/08	10 10	.1 .2
10.5	Interim Executive Services Agreement, dated October 13, 2009, with Amit S. Dang	8-K	000-20819	10/19/09
10.6	Warrant Exercise or Exchange Agreement with the holders of its Series C Warrants (Exhibit 10.1)	8-K	000-29819	10/28/09	10.1

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th  day of May, 2010.

                                                HepaLife Technologies, Inc.

                                                /s/ Amit Dang

                                                Amit Dang

                                                President, Chief Executive Officer,

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

Signature                                               Title                                                                                        Date

/s/ Amit Dang                                       President, Chief Executive Officer,                                  May 4, 2010

Amit Dang                                            Principal Executive Officer, Secretary,

                                                                Chief Financial Officer, Principal Financial

                                                                Officer, and Principal Accounting Officer

/s/ Jatinder S. Bhogal                          Director                                                                                  May 4, 2010

Jatinder S. Bhogal

/s/ Javier Jimenez                                Director                                                                                  May 4, 2010

Javier Jimenez

/s/ Joseph Sierchio                               Director                                                                                  May 4, 2010

Joseph Sierchio