Form 10-Q
period 2010-06-30
HEPALIFE TECHNOLOGIES INC
filed 2010-08-13
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-29819

HEPALIFE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

850 Third Avenue
Suite 1801
New York, New York 10022
(Address of principal executive offices)
(Zip Code)

(646) 218-1450
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock $0.001 par value, outstanding as of August 10, 2010: 199,694,158

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of June 30, 2010

	June 30,	December 31,
	2010	2009
Assets

Current Assets
Cash and Cash Equivalents	$2,189,426	$179,692
Restriced Cash - Escrow	501,503	-
Accounts Receivable, net	217,445	220,677
Inventories	138,370	108,826
Prepaid Expenses	28,560	2,674
Total Current Assets	3,075,304	511,869

Property and Equipment, net	2,353,981	2,465,642

Intangibles, net	11,204,167	3,279,167

Goodwill	9,812,749	425,969

Security Deposit	38,295	27,045

Total Assets	$26,484,496	$6,709,692

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$111,632	$113,009
Accrued Expenses	28,757	53,406
Deferred Income	39,000	-
Deferred Rent Payable	14,703	11,921
Warrant Liability	7,131	-
Total Current Liabilities	201,223	178,336

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 199,694,158 shares issued and outstanding at June 30, 2010 and 76,988,000 issued and outstanding at December 31, 2009	199,695	76,988
Additional paid-in capital	27,928,927	7,218,174
Accumulated deficit	(1,845,349)	(763,806)
Total Stockholders' Equity	26,283,273	6,531,356
Total Liabilities and Stockholders' Equity	$26,484,496	$6,709,692

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2010 and 2009

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$410,167	$365,554	$639,576	$471,810

Cost of Sales	465,186	394,390	910,483	679,440

Gross Loss	(55,019)	(28,836)	(270,907)	(207,630)

Operating Expenses
General and Administrative	259,863	95,013	437,224	223,749
Acquisition Related Costs	381,874	-	381,874	-
Total Operating Expenses	641,737	95,013	819,098	223,749

Other Expenses (Income)
Interest Expense	389	8,891	927	9,218
Interest Income	(2,616)	(1,224)	(2,988)	(1,224)
Change in Value of Warrant Liability	(4,786)	-	(4,786)	-
Other Income	(1,615)	-	(1,615)	-
Total Other Expenses (Income)	(8,628)	7,667	(8,462)	7,994

Net Loss	$(688,128)	$(131,516)	$(1,081,543)	$(439,373)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	145,757,385	54,400,091	111,562,663	48,314,643

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2010	76,988,000	$76,988	$7,218,174	$(763,806)	$6,531,356

Issuance of Common stock to related party for cash	7,812,000	7,812	$242,188	-	250,000

Issuance of common stock and warrants for cash, May 2010	11,400,000	11,400	1,288,600		1,300,000

Placement Fee	2,000,000	2,000	(2,000)		-

Acquistion of Hepalife business	101,494,158	101,495	19,181,965		19,283,460

Net loss for six months				(1,081,543)	(1,081,543)

Balance, June 30, 2010	199,694,158	$199,695	$27,928,927	$(1,845,349)	$26,283,273

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities
Net Loss	$(1,081,543)	$(439,373)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	311,670	258,579
Issuance of Common Stock for Services	-	19,000
Change in Value of Warrant Liability	(4,786)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	3,232	16,553
Inventory	(29,544)	(3,212)
Deposits and Prepaid Expenses	(22,376)	(5,942)
Accounts Payable and Accrued Expenses	(23,176)	56,365
Deferred Revenue	39,000	-
Net Cash Used by Operating Activities	(807,523)	(98,030)

Cash flows from investing activities
Cash Acquired from Acquisition	1,793,768	-
Increase in Restricted Cash	(501,503)
Purchase of Property and Equipment	(25,008)	(1,100)
Net Cash Provided (Used) by Investing Activities	1,267,257	(1,100)

Cash Flows From Financing Activities
Borrowings on Short Term Notes	-	145,341
Issue of Common Shares	250,000	-
Issue of Common Shares for Cash	1,300,000	-
Net Cash Provided by Financing Activities	1,550,000	145,341

Cash and Cash Equivalents

Net Increase in Cash and Cash Equivalents	2,009,734	46,211

Cash and Cash Equivalents - Beginning of period	179,692	-

Cash and Cash Equivalents - End of period	$2,189,426	$46,211

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$927	$4,204
Non-cash investing and financing activities:
Common stock issued in acquisition of HepaLife's net assets
exclusive of net cash	$17,498,694	$-

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 1 - Organization

Hepalife Technologies, Inc. (“HepaLife” or the "Company"), a public company, is a Florida Company formed on October 21, 1997.  AquaMed Technologies, Inc. ("AquaMed") is a Delaware Company formed on January 13, 2009.

On May 11, 2010, HepaLife consummated a Merger (the “Merger”) whereby HepaLife acquired all of the issued and outstanding common and preferred shares of AquaMed, a privately-held Delaware corporation, in exchange for 85 million shares (45% of voting control) of Hepalife common stock. Certain former members of AquaMed's management assumed all key management roles of the combined company and also received majority control of the Board. All members of management of HepaLife prior to the Merger are no longer with HepaLife.  As a result of the transaction, the former owners of AquaMed became the controlling stockholders of HepaLife. Accordingly, the merger of AquaMed and HepaLife is a merger that has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer.  The fair value of the net assets acquired from the acquisition of Hepalife was $19,283,000 based on 101,494,158 shares issued at a closing stock price of $0.19 at the date of the merger. As part of the acquisition, Aquamed acquired identifiable net assets of $1,983,000 and intangibles of $17,300,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the “Hepamate” bioartificial liver in the amount of $8,100,000.  The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,300,000 has been allocated to goodwill.  Pursuant to the reverse merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

AquaMed’s principal business is the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic products. The HepaLife business focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for Aquamed Technologies, Inc., included in the Company’s Form 8-K/A filed on July 7, 2010 for the year ended December 31, 2009.

Note 3 - Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the six months ended June 30, 2010, the Company was not required to provide for a provision for income taxes as a result of losses incurred during the period.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies, continued

Income Taxes (Continued)

Effective February 2, 2009, the Company adopted accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of these provisions did not have a material impact on the Company’s consolidated financial position and results of operations.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2010.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

 Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  Common stock equivalents, consisting of warrants were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	June 30,
	2010	2009
Warrants	13,137,000	-

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company did not recognize any intangible asset impairment charges through June 30, 2010 or in 2009.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges through June 30, 2010 or in 2009.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies, continued

Goodwill

The Company review’s its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing the fair value to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company did not recognize any impairment charges for goodwill through June 30, 2010 or in 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term nature of these instruments.

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.”  ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1:  Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Other inputs that are directly or indirectly observable in the marketplace.

Level 3:  Unobservable inputs supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The adoption of this pronouncement did not have any material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued ASC Topic 825, “Fair Value Option“, which is effective for fiscal years beginning after November 15, 2007.  ASC Topic 825 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company intends to re-evaluate all of its accounting estimates at least quarterly and record adjustments, when necessary.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We expect that none of the new standards will have a significant impact on our consolidated financial statements.

Note 4 - Inventories

Inventories consist of the following:

	As of
	June 30, 2010	December 31, 2009
Raw materials	$106,884	$87,911
Work in process	9,503	17,700
Finished goods	21,983	3,215

Total	$138,370	$108,826

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2010	$3,000,000	$600,000	$3,600,000	$(320,833)	$3,279,167

Additions	8,100,000	--	8,100,000	(175,000)	--

Balance as of June 31, 2010	$11,100,000	$600,000	$11,700,000	$(495,833)	11,204,167

In-Process R&D Technology represents patented biotech technologies (acquired from HepaLife in the merger) which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service.

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $175,000 for the three and six months ended June 30, 2010, respectively, as compared to $87,501 and $145,833 for the same periods in 2009, respectively.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 6 – Commitments and Contingencies

Operating Lease

The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016.

Rent expense charged to operations amounted to $47,899 and $95,798 for the three and six months ended June 30, 2010, respectively.  In addition the lease calls for monthly reimbursements which are adjusted annually.  The monthly reimbursements for the three and six months ended June 30, 2010 amounted to $13,500 and $26,800, respectively.

The terms of the Company’s lease obligation provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $14,703 and $11,921 represents the unamortized rent adjustment amount at June 30, 2010 and December 31, 2009, respectively.

Consulting Agreements

The Company currently has several consulting agreements requiring payments totaling approximately $22,000 a month. Under the terms of the agreements, the consulting arrangements may be terminated at any time.

Cooperative and License Agreements

USDA, ARS CRADA : In November 2002, Hepalife entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”) pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms. This agreement was amended several times, with a final agreement termination date of November 2008.

USDA, ARS License : On November 20, 2007, Hepalife exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in year 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any.  For the three-month period ended March 31, 2010, we incurred $10,000 in license maintenance fees which were charged to administrative and general expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 7 – Stockholders’ Equity

Common Stock and warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of June 30, 2010, 199,694,158 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

In May, 2010, the Company issued 11,400,000 units of securities consisting of 11,400,000 of common stock and with 5,700,000 Series E warrants each allowing the purchase one share of common stock at $0.16 per share, and 5,700,000 Series F warrants each allowing the purchase of one shares of common stock at $0.20 per share for net proceeds of $1,300,000.

Palladium Capital Advisors, LLC (the “Palladium”) served as our placement agent in the Private Placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by us in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of common stock and (i) Series E Warrants to purchase 456,000 shares of common stock and (ii) Series F Warrants to purchase 456,000 shares of common stock. The Company also paid $6,000 in expenses in connection with the Private Placements.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of June 30, 2010 no shares of preferred stock are issued or outstanding.

Related Party

Prior to the merger a related party invested $250,000 for shares of preferred stock of AquaMed that converted into 7,812,000 shares of common stock at the effective time of the merger.

In connection with the merger, the Company paid $250,000 to a related party for services rendered in connection with the merger.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others.

Stock Based Compensation

No stock options were granted during the three and six months ended June 30, 2010 and 2009.

At June 30, 2010, there was no unamortized value of stock options held by employees.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June30, 2010, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2009	-	$-	-	$-
Assumed upon Hepalife acquisition	250,000	0.35	6.84	-
Forfeited	(250,000)
Options outstanding at June 30, 2010	-	$-	-	$-
Exercisable June 30, 2010	-	$-	-	$-

The intrinsic value is calculated as the difference between the market value as of June 30, 2010, and the exercise price of the shares. The market value as of June 30, 2010 was $0.13 as reported on the Over the Counter Bulletin Board.

Note 9 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended June 30, 2010, 4 major customers accounted for approximately 91% of revenue, with each customer individually accounting for 38%, 29%, 17% and 7% of total revenue.  For the six months ended June 30, 2010, 4 major customers accounted for approximately 92% of revenue, with each customer individually accounting for 38%, 25%, 22%, and 7% of total revenue.

Note 10 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

June 30, 2010 (unaudited)
Beginning Balance as of January 1, 2010	$--
New derivative liabilities acquired (Heplife)	(11,917)
Net unrealized gain/loss on derivative financial Instruments	4,786

Ending Balance as of June 30, 2010	$(7,131)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3

Recurring:
Derivative liabilities			$7,131

Non Recurring:
Intangible assets			$8,100,000
Goodwill			$9,386,780

Our level 3 liabilities consist of derivative liabilities associated with warrants that contain exercise reset provisions. Their fair values were determined using pricing models for which at least one significant assumption is unobservable. For the assets valued on a nonrecurring basis, fair value was determined using discounted cash flow methodologies or similar techniques.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Note 11 – Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with the Hepalife merger added in for the periods presented below preceding the acquisition of their respective net assets:

	For the six months ended
	June 30, 2009	June 30, 2010
Revenues	$471,810	$639,875
Net Loss Available to common shareholders	(1,205,123)	(1,906,425)
Pro-forma basic and diluted net loss per common share	(0.01)	(0.01)
Pro-forma weighted average common shares outstanding – basic and diluted	138,308,509	185,019,761

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of Hepalife had been completed as of the beginning of 2009 and 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Current Report on Form 8-K/A, which was filed with the United States Securities and Exchange Commission(the “SEC”) on July 7, 2010 and is available on the SEC’s website at www.sec.gov.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “AquaMed,” “we,” “our” and “us” for periods prior to the closing of the merger on May 11, 2010 discussed below, refer to AquaMed Technologies, Inc., a privately held Delaware corporation that is now our wholly-owned subsidiary, and references to the “Company,” “HepaLife,” “we,” “our” and “us” for periods subsequent to the closing of the reverse merger on May 11, 2010, refer to HepaLife Technologies, Inc., a Florida corporation that is publicly traded company, and its subsidiary, AquaMed Technologies, Inc.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Such risks and uncertainties include but are not limited to those outlined in the section entitled “Risk Factors” and other risks detailed from time to time in our filings with the SEC or otherwise. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Form 10-Q, and the risk factors included in our prospectus filed with the SEC on July 21, 2009 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and our Current Report on Form 8-K filed with the SEC on May 17, 2010.

Overview

On May 11, 2010, HepaLife Technologies, Inc., a Florida corporation (“HepaLife”), consummated a merger (the “Merger”) with AquaMed Technologies, Inc., a Delaware corporation (“AquaMed”), pursuant to which HepaLife acquired all of the issued and outstanding capital stock of AquaMed in exchange for 85 million shares (45% of voting control) of HepaLife’s common stock. In connection with the Merger, HepaLife’s sole officer resigned and was replaced by designees of AquaMed. In addition, in connection with the Merger, a majority of HepaLife’s directors resigned and were replaced by designees of AquaMed. As a result, the former owners of AquaMed became our controlling stockholders. Accordingly, the Merger has been accounted for as a reverse business combination in which AquaMed was deemed to be the accounting acquirer. The fair value of the net assets acquired from the acquisition of HepaLife was $19,283,000 based on 101,494,158 shares issued and outstanding at a closing stock price of $0.19 at the date of the Merger. As part of the acquisition, AquaMed acquired identifiable net assets of $1,983,000 and intangibles of $17,300,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the “Hepamate” bioartificial liver in the amount of $8,100,000 based upon the appraisal of an independent third party valuation expert. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,200,000 has been allocated to goodwill. Pursuant to the Merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the Merger had occurred at the beginning of the earliest period presented.

AquaMed’s principal business is the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic products. The HepaLife business focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

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

Revenue Recognition

HepaLife applies the revenue recognition principles in accordance with Accounting Standard Codification (“ASC”) 605, “Revenue Recognition”, with respect to recognizing our revenues. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. We do not track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is not amortized until such time as the technology is placed in service.

Impairment of long-lived assets subject to amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges through June 30, 2010 or in 2009.

Goodwill

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2009 and determined that there was no impairment.

Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

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

The Private Placements

On May 11, 2010, simultaneously with the closing of the Merger, we sold 9,400,000 units of securities (the “Units”) in a private placement in exchange for aggregate gross proceeds of $1,175,000 (the “May 11 Private Placement”). Each Unit consisted of (i) one (1) share of our common stock, (ii) one half of one five year Series E Stock Purchase Warrant (the “Series E Warrants”) with an exercise price of $0.16 per share, and (iii) one half of one five year Series F Stock Purchase Warrant (the “Series F Warrants”) with an exercise price of $0.20 per share, and was sold to investors at a price per Unit of $0.125.

On May 17, 2010, we sold an additional 2,000,000 Units in a private placement and received aggregate gross proceeds of $250,000 (the “May 17 Private Placement”, and together with the May 11 Private Placement, the “Private Placements”).

Palladium Capital Advisors, LLC (the “Palladium”) served as our placement agent in the Private Placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by us in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of common stock and (i) Series E Warrants to purchase 456,000 shares of common stock and (ii) Series F Warrants to purchase 456,000 shares of common stock. The Company also paid $6,000 in expenses in connection with the Private Placements.

Results of Operations

Revenues

Product sales for the three and six months ended June 30, 2010 increased 12% and 36% to $410,167 and $639,576 respectively, as compared to $365,554 and $471,810 for the same periods in 2009. Increased product sales reflect higher sales of our hydrogel products in the United States.

We anticipate that our product sales will increase but remain insufficient to support our operations at expected spending levels and we will continue to incur an operating loss through the end of the fourth quarter in 2010. We believe product sales will continue to increase and support the level of operating expenses we anticipate for the year ended December 31, 2011, and excluding non-cash expenditures, may achieve positive cash flow during such period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter. We believe at our current sales volume, our cash and cash equivalent balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through June 2012.

Gross Loss

Gross loss for the three and six months ended June 30, 2010 was $55,019 and $270,907, respectively, as compared to $28,836 and $207,630, respectively, for the same periods in 2009. As a percentage of sales, gross loss was 13% and 42% for the three and six months ended June 30, 2010, respectively, as compared to 8% and 44% for the same periods in 2009. The decrease in gross margin for the three months ended June 30 for 2010 as compared to 2009 was primarily due to higher material cost in our product mix sold. For the six months ended June 30, our increase in gross margins for 2010, as compared to 2009, primarily reflects lower manufacturing unit costs due to increased volume. Our gross profit may fluctuate from quarter to quarter based on the mix of products sold from period to period and based on the volume of products sold in each period. Depreciation of equipment and amortization of technology included in cost of goods sold for the three and six months ended June 30, 2010 was $155,140 and $311,362, respectively, as compared to $154,140 and $258,579, respectively for the same periods in 2009.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2010 were $259,863 and $437,224, respectively, a 174% and 95% increase compared to $95,013 and $223,749, respectively, for the same periods in 2009. The increase in expenses was primarily due to an increase in administrative personnel associated with the increase in management positions and quality assurance personnel, higher consulting costs, and increased professional fees. General and administrative expenses were 63% and 68% of product sales for the three and six months ended June 30, 2010, respectively, as compared to 26% and 47% for the same periods in 2009.

Research and Development Expenses

We did not incur any research and development expenses during the three and six months ended June 30, 2010, but expect to begin incurring expenses as early as the third quarter as we continue to develop our HepaMate™ technology.

Acquisition Related Costs

We incurred $381,874 in legal and professional fees relating to the Merger and acquisition of HepaLife. This is a one-time non-recurring cost associated with this transaction.

Interest income

Interest income for the three and six month period ended June 30, 2010 and 2009 represents interest earned on cash and cash equivalents.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our common stock and equity securities. Cash, cash equivalents were $2,189,426 and $179,692 at June 30, 2010 and December 31, 2009, respectively. We believe at our current cash balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through June 2012.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Unaudited Interim Financial Statements in this Form 10-Q.

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

ITEM 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive Officer and the Principal Financial Officer believe that the condensed consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In connection with the audit of our fiscal 2009 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems, due in part to the small size of our Company prior to the Merger, and our lack of a formalized disaster recovery plan in the information technology area. These significant deficiencies together constitute a material weakness in our disclosure controls and procedures.

Although we have taken steps to remedy some of these issues with our disclosure controls and procedures, we still have additional work to do to bring our disclosure controls and procedures up to public-company standards As discussed below, because the Merger occurred on May 11, 2010 and because AquaMed was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

(b)	Changes in Internal Control over Financial Reporting.

Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the factors described below, among others, and other information contained in this report before deciding whether to invest in our shares or obligations.  Any investment in our shares or obligations involve a high degree of risk.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us, or which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  As a result of any of the following risks, our business, financial condition or results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.  This report also contains forward-looking statements that involve risks and uncertainties.  Please refer to “Forward-Looking Statements” above.

Risk Relating to Our Company

The Company has experienced significant losses and expect losses to continue for the foreseeable future.

The Company has yet to establish any history of profitable operations. As a result of the Merger, we anticipate that we will incur additional operating losses for the foreseeable future. In addition, significant value has been assigned to the technology and goodwill as a result of the Merger.

The Company has achieved only limited revenues to date and there is no assurance that the Company will be able to generate substantial revenues or be profitable in the future. We expect that the Company will continue to incur significant losses on a quarterly basis at least through 2010 and this will increase the Company’s operating losses. We can offer no assurance that, after the Merger, we will achieve revenue growth or profitability.

The Merger could divert management’s attention, cause ownership dilution to our stockholders and it may be difficult to integrate the businesses of AquaMed and HepaLife.

The Merger presents a number of risks that could harm us and our business, operating results and financial condition:

•	we could experience a substantial strain on our resources, including time and money, and we may not be successful in integrating AquaMed’s and Hepalife’s respective businesses;

•	our management’s attention may be diverted from our ongoing business concerns;

•	while integrating the businesses of AquaMed and HepaLife, we may lose key executives or other employees;

•	we could experience customer dissatisfaction or performance problems with the Company or the products offered by the Company;

•	we may become subject to unknown or underestimated liabilities or incur unexpected expenses or losses in connection with the Merger; and

•	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating the AquaMed and HepaLife businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

Risks Related to AquaMed’s Business

AquaMed is dependent on proprietary know-how. AquaMed holds limited patents.

Competitors of AquaMed may develop or market technologies that are more effective or more commercially attractive than AquaMed’s. AquaMed’s manufacturing know-how as to mixing, coating and cross-linking can be duplicated even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection for AquaMed’s intellectual property, we would be able to obtain such protection. Despite our efforts to protect proprietary rights, there is no assurance that such protections may not preclude competitors of AquaMed from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect AquaMed’s business, our failure or inability to obtain patents and protect AquaMed’s proprietary information could result in our business being adversely affected.

We are dependent on the services of key personnel of AquaMed, the loss of which would have a material adverse effect on us.

The operations and future success of HepaLife depend upon the efforts of our key employees. Because of the specialized nature of our business we are dependent on our ability to attract and retain qualified personnel. We face competition for personnel from other companies with greater resources than we have. There can be no assurance that we will be successful in hiring or retaining qualified personnel and our failure to do so could have a material adverse effect on our business and financial condition.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for AquaMed’s drug candidates;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

AquaMed’s business is dependant on significant customers.

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2010, 4 major customers accounted for approximately 91% of revenue, with each customer individually accounting for 38%, 29% and 17% and 7% of total revenue.  For the six months ended June 30, 2010, 4 major customers accounted for approximately 92% of revenue, with each customer individually accounting for 38%, 25%, 22%, and 7% of total revenue. The loss of any of these customers or the reduction by such customers of their purchase orders would have a significantly negative effect on AquaMed’s operations and, as a result, on our overall operations.

AquaMed is dependent on outside suppliers for raw materials.

The products produced by AquaMed are manufactured using proprietary polymers that it obtains from outside suppliers. It is possible that the outside suppliers may be unable to meet AquaMed’s demands or may be unable to supply it with the materials necessary for it to manufacture its products.

Risks Related to AquaMed’s Industry

AquaMed is subject to governmental regulations.

Inherent in the development of new medical products is the potential for delay in that product testing, including clinical evaluation, is required before most products can be used with humans. The manufacture, marketing, labeling, record-keeping, claims and advertising of medical devices, as well as prescription drugs, non-prescription drugs that claim to have certain therapeutic properties, and cosmetics are subject to regulation by the Food and Drug Administration (the “FDA”) and the Federal Trade Commission. AquaMed is also subject to state regulation on electron beam radiation services and facilities. The expansion of our business into the manufacture and distribution of AquaMed’s products for consumer use will subject us to additional governmental regulation. While hydrogel patches are classified as Class I exempt devices by the FDA, there can be no assurances that the FDA will not seek to regulate this product in the future. Such action by the FDA could have a material adverse effect on AquaMed’s prospects and our overall prospects, as such approval can take a number of years, and would require AquaMed to undertake costly and time-consuming tests and other procedures.

If AquaMed fails to comply with continuing federal, state and foreign regulations, it could lose its approvals to market drugs and our business would be seriously harmed.

Following initial regulatory approval of any drugs or devices that AquaMed may develop, it will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after AquaMed’s drug products become commercially available. This would include results from any post-marketing tests or continued actions required as a condition of approval. The manufacturing facilities AquaMed may use to make any of its drug candidates will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by AquaMed is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring AquaMed to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, AquaMed and its contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If AquaMed or any of its contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw AquaMed’s regulatory approval;

•	suspend or terminate any of AquaMed’s ongoing clinical trials;

•	refuse to approve pending applications or supplements to approved applications filed by AquaMed;

•	impose restrictions on AquaMed’s operations;

•	close the facilities of AquaMed’s contract manufacturers; or

•	seize or detain products or require a product recall.

Additionally, regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. AquaMed is also required to submit information on its open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If AquaMed violates regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Once approved, there is no guarantee that the market will accept AquaMed’s products and AquaMed’s products are subject to obsolescence; competition in the medical products field is intense and AquaMed represents a very small presence.

The field of medical and health products is characterized by rapid and significant changes. Even if AquaMed obtains regulatory approvals, uncertainty exists as to whether the market will accept its products or if the market for its products is as large as we anticipate. A number of factors may limit the market acceptance of AquaMed’s products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of AquaMed’s products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. We cannot assure you that AquaMed’s products will receive market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing products will be recovered by AquaMed, even if AquaMed is successful in commercialization.

We can give no assurance that any existing or future product produced by AquaMed will be competitive and will not become obsolete in light of future technological developments. Most of AquaMed’s competitors have far greater financial, research, marketing and distribution resources and more established channels of distribution than AquaMed does. In addition, many of AquaMed’s current and potential competitors offer greater variety of products and services and can therefore offer discounts and other incentive programs unavailable to AquaMed at this time.

AquaMed’s failure to meet the prices offered by competitors, or to be unable to meet production demands for AquaMed’s products could have material adverse effect on our business, financial condition or results of operations. The relative speed with which we can introduce AquaMed’s products and expand its distribution are also a competitive factor. Additionally, many of AquaMed’s customers have financial ability to establish in-house manufacturing capabilities similar to ours.

AquaMed’s products risk exposure to product liability claims.

If successful in developing testing and commercializing AquaMed’s products, we will be exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of topical therapeutic and skin care products. It is likely we will be contractually obligated, under any license agreements that AquaMed enters into to indemnify the individuals and/or entities to whom AquaMed has licensed the technology against claims relating to the manufacture and sale of products sold by licensees. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. AquaMed has obtained $3,000,000 of product liability insurance; however, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities.

Risks Related to HepaLife's Business

HepaLife's lack of diversification may increase our risk.

We expect that the prime source of revenue from HepaLife, if any, will be derived from the sale of proprietary bioartficial liver devices. If HepaLife is unsuccessful in its efforts, its lack of diversification may adversely affect the overall business of the Company.

HepaLife currently does not have, and may never develop, any commercialized products.

HepaLife has been engaged primarily in research and development activities and has not generated any revenues to date. There can be no assurance that we will be able to successfully manage HepaLife's transition to a commercial enterprise. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by an enterprise in the early stage of development, which include unanticipated problems relating to development of proposed products, testing, regulatory compliance, manufacturing, competition, marketing problems and additional costs and expenses that may exceed current estimates. HepaLife's proposed products will require significant additional research and testing, and HepaLife will need to overcome significant regulatory burdens prior to commercialization.

HepaLife cannot currently estimate with accuracy the amount of these funds because it may vary significantly depending on the results of its current development activities, product testing, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, clinical outcomes of trials, manufacturing, marketing and other costs associated with the commercialization of products following receipt of approval from regulatory bodies and other factors.

HepaLife's efforts may not lead to commercially successful products for a number of reasons, including:

•	HepaLife may not be able to obtain regulatory approvals or the approved indication may be narrower than it seeks;

•	HepaLife's technologies or products, if any, derived from its research and development efforts may not prove to be safe and effective in clinical trials;

•
physicians may not receive any reimbursement from third-party payors, or the level of reimbursement may be insufficient to support widespread adoption of any products derived from HepaLife's research and development efforts;

•	any products that may be approved may not be accepted in the marketplace by physicians or patients;

•	HepaLife may not have adequate financial or other resources to complete the development and commercialization of products derived from its research and development efforts;

•
HepaLife may not be able to manufacture its products in commercial quantities or at an acceptable cost; and rapid technological change may make HepaLife's technologies and products derived from those technologies obsolete.

The success of HepaLife's development program is uncertain and HepaLife expects to be engaged in development efforts for a considerable period of time before it will be in a position, if ever, to develop and commercialize products derived from its development program.

HepaLife expects to continue its current development program. Development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. Actual costs may exceed the amounts HepaLife has budgeted and actual time may exceed its expectations. If HepaLife's development requires more funding or time than it anticipates, then it may have to reduce technological development efforts or seek additional financing. There can be no assurance that HepaLife will be able to secure any necessary additional financing or that such financing would be available to us to provide HepaLife with such funding on favorable terms. Additional financings could result in substantial dilution to existing stockholders. Even if we are able to fully fund HepaLife's development program, there is no assurance that, even upon successful completion of its program, HepaLife will ever be able to commercialize products, if any, derived from its development efforts or that it will be able to generate any revenues from operations.

HepaLife's bioartificial liver program is in the clinical development stage and the results it attains may not prove to be adequate for purposes of commercializing any products or otherwise to support a profitable business venture.

HepaLife's bioartificial liver program is in the clinical development stage. The technology had previously successfully passed clinical phase I/II trials and was tested in clinical phase II/III trials. The related Investigational New Drug ("IND") Application with the FDA was inactivated by the previous sponsor in 2007. HepaLife has not yet submitted for reactivation of the IND with the FDA

FDA approvals or clearances can take significant time, are expensive and full of uncertainties. There can be no assurances that HepaLife's program will be successful. The ultimate results of HepaLife's ongoing development program may demonstrate that the technologies being researched by it may be ineffective, unsafe or unlikely to receive necessary regulatory approvals, if ever. If such results are obtained, HepaLife will be unable to create marketable products or generate revenues and it may have to cease operations.

Additionally, approved products are subject to continuing FDA requirements relating to quality control and quality assurance, maintenance of records, reporting of adverse events and product recalls, documentation, labeling and promotion of medical products. Compliance with such continued regulatory oversight may prove to be costly and may limit HepaLife's ability to attain profitable operations.

HepaLife will require significant further clinical testing, regulatory approvals and significant additional investment before it will be in a position to attempt to commercialize products derived from its development program. HepaLife cannot currently estimate with accuracy the amount of these funds because it may vary significantly depending on the results of its current development activities, product testing, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory process, clinical outcomes of trials, manufacturing, marketing and other costs associated with the commercialization of products following receipt of approval from regulatory bodies and other factors.

HepaLife is subject to substantial government regulation which could materially adversely affect its business.

HepaLife is yet to submit new clinical protocols, manufacturing procedures and products for regulatory approval. If any such products are submitted for approval, they must undergo rigorous clinical testing and an extensive regulatory approval process before they can be marketed. HepaLife cannot guarantee that regulatory approval will be granted. Many products clinically tested and submitted to FDA have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling and record-keeping procedures. If HepaLife does not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

Delays in, or rejection of, FDA or other government entity approvals may also adversely affect HepaLife's business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States. In the United States more stringent FDA oversight in product clearance and enforcement activities could result in HepaLife experiencing longer approval cycles, more uncertainty, greater risk and significantly higher expenses. Even if regulatory approval for any product is granted, this approval may entail limitations on uses for which any such product may be labeled and promoted. It is possible, for example, that HepaLife may not receive FDA approval to market products based on its development efforts for broader or different applications or to market updated products that represent extensions of any such product. In addition, HepaLife may not receive FDA approval to export any such product in the future, and countries to which products are to be exported may not approve them for import.

Any manufacturing facilities would also be subject to continual review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge HepaLife's compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with any of HepaLife's research and development efforts or products derived from such research and development, or facilities may result in marketing, sales and manufacturing restrictions, being imposed, as well as possible enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to HepaLife's research and development programs and products, if any, derived from such research. It is possible that the FDA will issue additional regulations further restricting the sale of HepaLife's products, if any, derived from its research and development efforts. Any change in legislation or regulations that govern the review and approval process relating to could make it more difficult and costly to obtain approval, or to produce, market, and distribute such products, if any, derived from HepaLife's research and development efforts, even if approved.

HepaLife may be liable for contamination or other harm caused by materials that it handles, and changes in environmental regulations could cause HepaLife to incur additional expense.

HepaLife's development and manufacturing program does not generally involve the handling of potentially harmful biological materials or hazardous materials, but it may occasionally do so. If violations of environmental, health and safety laws occur, HepaLife could be held liable for damages, penalties and costs of remedial actions. These expenses or this liability could have a significant negative impact on HepaLife's business, financial condition and results of operations. HepaLife may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. HepaLife may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups. Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation. HepaLife's failure to comply with new or existing laws or regulations could harm our overall business, financial condition and results of operations.

Even if HepaLife was to secure regulatory approval in the future for any product derived from its ongoing development efforts, HepaLife may rely on third parties for certain services.

HepaLife's ability to achieve profitability is dependent in part on ultimately obtaining regulatory approvals for products, if any, which are derived from its development efforts, and then entering into agreements for the commercialization of any such products. There can be no assurance that such regulatory approvals will be obtained or such agreements will be entered into. The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent HepaLife from achieving profitability and could have a material adverse effect on the business, financial position and results of our operations. Further, there can be no assurance that HepaLife's operations will become profitable even if products, if any, which are derived from its research and development efforts, are commercialized.

If FDA and other approvals are ultimately obtained with respect to any product submitted by HepaLife in the future for approval, HepaLife may rely to market and sell any such product through distribution, co-marketing, co-promotion or sublicensing arrangements with third parties. To date, HepaLife has no such agreements. To the extent that HepaLife enters into distribution, co-marketing, co-promotion or sublicensing arrangements for the marketing and sale of any such products, any revenues received by it will be dependent on the efforts of third parties. If any of such parties were to breach or terminate their agreement with HepaLife or otherwise fail to conduct marketing activities successfully, and in a timely manner, the commercialization of products, if any, derived from HepaLife's ongoing development efforts would be delayed or terminated.

HepaLife may not be able to attract and retain qualified personnel either as employees or as consultants; without such personnel, HepaLife may not be successful in commercializing the results of its ongoing research and development efforts.

Competition for qualified employees among companies in the biotechnology industry is intense. HepaLife's future success depends upon its ability to attract, retain and motivate highly skilled employees. In order to successfully commercialize the results of its ongoing research and development efforts or products, if any, derived from its research program HepaLife must substantially expand its personnel, particularly in the areas of clinical trial management, regulatory affairs, business development and marketing. There can be no assurance that HepaLife will be successful in hiring or retaining qualified personnel.

HepaLife expects to operate in a highly competitive market; HepaLife may face competition from large, well-established companies with significant resources and may not be able to compete effectively.

HepaLife's commercial success will depend on its ability to compete effectively in product development areas such as, but not limited to, safety, efficacy, ease of use, patient or customer compliance, price, and marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than any products derived from HepaLife's development efforts or that would render such products obsolete and non-competitive.

The biotechnology industry is characterized by intense competition, rapid product development and technological change. Most of the competition that HepaLife will encounter will come from companies, research institutions and universities who are researching and developing technologies and potential products similar to or competitive with HepaLife.

These companies enjoy numerous competitive advantages over HepaLife, including:

•	significantly greater "brand" name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and

•	greater financial and human resources for product development, sales and marketing, and patent litigation.

As a result, HepaLife may not be able to compete effectively against these companies or their products.

HepaLife may be exposed to product liability claims.

Because HepaLife's activities involve the developing and clinical testing of new technologies; and in the future HepaLife may be involved either directly or indirectly in the manufacturing and distribution of products, if any, derived from its development efforts, HepaLife may be exposed to the financial risk of liability claims in the event that the use of any such product results in personal injury, misdiagnosis or death. HepaLife may be subject to claims against it even if the apparent injury is due to the actions of others. There can be no assurance that HepaLife will not experience losses due to product liability claims in the future, or that adequate insurance will be available in sufficient amounts, at an acceptable cost, or at all. A product liability claim, product recall or other claim, or claims for uninsured liabilities or in excess of insured liabilities, may have a material adverse effect on our overall business, financial condition and results of operations. These liabilities could prevent or interfere with HepaLife's product commercialization efforts. Defending a suit, regardless of merit, could be costly, could divert management attention and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial volunteers, or result in reduced acceptance of products derived from HepaLife's research and development activities in the market.

Currently we do not carry any product liability insurance for HepaLife but we may be required to obtain adequate product liability insurance in order to pursue development and clinical trials of its technology. If a claim against HepaLife results in a large monetary judgment, which it cannot pay, HepaLife may have to cease operations.

Failure to obtain third party reimbursement for products derived from HepaLife's development efforts could limit its revenue.

In the United States, success in obtaining payment for a new product from third parties, such as insurers, depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. If HepaLife is unable to obtain favorable third party reimbursement and patients are unwilling or unable to pay for such products or services out-of-pocket, it could limit its revenue and harm its business.

Risks Related to Our Common Stock

Our stock price historically has been volatile and may continue to be volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, the future sales of shares of our common stock by our stockholders, the holders of our other outstanding warrants and options, and us could have an adverse dilutive effect on our outstanding shares and the market price of such shares.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. To the extent our stock price fluctuates and/or remains low, it could cause you to lose some or all of your investment and impair our ability to raise capital through the offering of additional equity securities.

Our common stock is a “penny stock” and because “penny stock” rules will apply, you may find it difficult to sell shares of our common stock.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices of penny stocks often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Securities and Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

Our common stock is quoted on the Over-The-Counter Bulletin Board and, accordingly, it may be difficult for you to sell your shares or you may not be able to sell your shares for an optimum trading price.

Our common stock is quoted on the Financial Industry Regulatory Authority’s Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “HPLF.” The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and trade volumes in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry.

Orders for OTCBB securities may not be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately. Further, purchasers of securities on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Sales practice requirements of the Financial Industry Regulatory Authority (“FINRA”) may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEPALIFE TECHNOLOGIES, INC.

Date: August 13, 2010	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 11, 2010, by and among HepaLife Technologies, Inc., HT Acquisition Corp. and AquaMed Technologies, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

2.2
Certificate of Merger, dated May 11, 2010, between AquaMed Technologies, Inc. and HT Acquisition Corp. (Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

3.1
Articles of Amendment to the Articles of Incorporation of HepaLife Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on June 9, 2010)

3.2
Amended and Revised Bylaws of HepaLife Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on June 9, 2010)

4.1
Form of Series E Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

4.2
Form of Series F Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

10.1
Investor Relations Service Agreement, dated as of May 11, 2010, by and between HepaLife Technologies, Inc. and Cogito, Corp. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

10.2
Placement Agent Agreement, dated as of May 6, 2010, by and between Palladium Capital Advisors, LLC and HepaLife Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

10.3
Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of HepaLife Technologies, Inc. filed with the Securities and Exchange Commission on May 17, 2010)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________
*           Filed herewith.