Form 10-Q
period 2010-09-30
HEPALIFE TECHNOLOGIES INC
filed 2010-11-12
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock $0.001 par value, outstanding as of November 9, 2010: 199,694,158

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
As of September 30, 2010

	September 30,	December 31,
	2010	2009
Assets

Current Assets
Cash and Cash Equivalents	$1,824,298	$179,692
Restricted Cash - Escrow	501,503	-
Accounts Receivable, net	102,669	220,677
Inventories	150,212	108,826
Prepaid Expenses	83,508	2,674
Total Current Assets	2,662,190	511,869

Property and Equipment, net	2,313,670	2,465,642

Intangibles, net	11,116,667	3,279,167

Goodwill	9,812,749	425,969

Security Deposit	32,341	27,045

Total Assets	$25,937,617	$6,709,692

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$208,490	$113,009
Accrued Expenses	65,691	53,406
Deferred Income	39,000	-
Deferred Rent Payable	15,722	11,921
Derivative Liability	3,111	-
Total Current Liabilities	332,014	178,336

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 199,694,158 shares issued and outstanding as at September 30, 2010 and 76,988,000 shares issued and outstanding at December 31, 2009	199,695	76,988
Additional paid-in capital	27,928,927	7,218,174
Accumulated deficit	(2,523,019)	(763,806)
Total Stockholders' Equity	25,605,603	6,531,356
Total Liabilities and Stockholders' Equity	$25,937,617	$6,709,692

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue, net	$282,416	$507,010	$921,992	$978,820

Cost of Sales	485,959	514,528	1,396,442	1,193,968

Gross Loss	(203,543)	(7,518)	(474,450)	(215,148)

Operating Expenses
General and Administrative	458,642	94,873	895,866	318,622
Research and Product Development	29,931	-	29,931	-
Acquisition Related Costs	-	-	381,874	-
Total Operating Expenses	488,573	94,873	1,307,671	318,622

Other Income (Expenses)
Interest Expense	(1,090)	(4,341)	(2,017)	(13,559)
Interest Income	3,403	83	6,391	1,307
Change in Value of Warrant Liability	4,020	-	8,806	-
Other Income	8,113	-	9,728	-
Total Other Income (Expenses)	14,446	(4,258)	22,908	(12,252)

Net Loss	$(677,670)	$(106,649)	$(1,759,213)	$(546,022)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	199,694,158	54,460,000	141,240,676	50,489,154

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity   (Unaudited)
For the Nine Months Ended September 30, 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2010	76,988,000	$76,988	$7,218,174	$(763,806)	$6,531,356

Issuance of Common stock to related party
for cash	7,812,000	7,812	242,188	-	250,000

Issuance of common stock
for cash, May 2010	11,400,000	11,400	1,288,600		1,300,000

Placement Fee	2,000,000	2,000	(2,000)		-

Acquisition of Hepalife business	101,494,158	101,495	19,181,965		19,283,460

Net loss for nine months				(1,759,213)	(1,759,213)

Balance, September 30, 2010	199,694,158	$199,695	$27,928,927	$(2,523,019)	$25,605,603

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009

Cash Flows From Operating Activities
Net Loss	$(1,759,213)	$(546,022)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and Amortization	468,063	413,727
Issuance of Common Stock for Services	-	19,000
Change in Value of Warrant Liability	(8,806)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	118,008	(71,171)
Inventory	(41,386)	5,337
Prepaid Expenses	(66,074)	(8,058)
Security Deposits	(5,296)	-
Deferred Rent	3,800	-
Accounts Payable and Accrued Expenses	107,836	11,962
Deferred Revenue	39,000	8,670
Net Cash Used by Operating Activities	(1,144,068)	(166,555)

Cash flows from investing activities
Cash Acquired from Acquisition	1,793,768	-
Increase in Restricted Cash	(501,503)	-
Purchase of Property and Equipment	(53,591)	(22,280)
Net Cash Provided (Used) by Investing Activities	1,238,674	(22,280)

Cash Flows From Financing Activities
Borrowings on Short Term Notes	-	174,000
Repayment on Short Term Notes	-	(154,333)
Issue of Preferred Shares for Cash		380,452
Issue of Common Shares for Cash-Related Party	250,000	-
Issue of Common Shares for Cash	1,300,000	-
Net Cash Provided by Financing Activities	1,550,000	400,119

Net Increase in Cash and Cash Equivalents	1,644,606	211,284

Cash and Cash Equivalents - Beginning of period	179,692	-

Cash and Cash Equivalents - End of period	$1,824,298	$211,284

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$2,017	$13,560
Non-cash investing and financing activities:
Common stock issued for acquiring HepaLife's net assets
exclusive of net cash	$17,489,694	-

See notes to condensed consolidated financial statements.

HEPALIFE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Note 1 - Organization

Hepalife Technologies, Inc. (“HepaLife” or the "Company"), a public company, is a Florida corporation formed on October 21, 1997.

AquaMed Technologies, Inc. ("AquaMed") is a Delaware corporation formed on January 13, 2009.

On May 11, 2010, HepaLife consummated a Merger (the “Merger”) whereby HepaLife acquired all of the issued and outstanding common and preferred shares of AquaMed, a privately-held Delaware corporation, in exchange for 85 million shares (45% of voting control) of Hepalife common stock. Certain former members of AquaMed's management assumed all key management roles of the combined company and also received majority control of the Board. All members of management of HepaLife prior to the Merger are no longer with HepaLife.  As a result of the transaction, the former owners of AquaMed became the controlling stockholders of HepaLife. Accordingly, the merger of AquaMed and HepaLife is a merger that has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer.  The fair value of the net assets acquired from the acquisition of Hepalife was $19,283,000 based on 101,494,158 shares issued at a closing stock price of $0.19 at the date of the merger. As part of the acquisition, Aquamed acquired identifiable net assets of $1,797,000 and intangibles of $17,486,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the “Hepamate” bioartificial liver in the amount of $8,100,000. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,386,000 has been allocated to goodwill.  Pursuant to the reverse merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto for Aquamed Technologies, Inc., included in the Company’s Form 8-K/A filed on July 7, 2010 for the year ended December 31, 2009.

Note 3 - Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the nine months ended September 30, 2010, the Company was not required to provide for a provision for income taxes as a result of losses incurred during the period.

Note 3 - Summary of Significant Accounting Policies (continued)

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2010.

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

	September 30,
	2010	2009
Warrants	13,137,000	-

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company did not recognize any intangible asset impairment charges through September 30, 2010 or in 2009.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges through September 30, 2010 or in 2009.

Note 3 - Summary of Significant Accounting Policies, continued

Goodwill

The Company review’s its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing the fair value to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company did not recognize any impairment charges for goodwill through September 30, 2010 or in 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.

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

Note 4 - Inventories

Inventories consist of the following:

	As of
	September 30, 2010	December 31, 2009
Raw materials	$96,075	$87,911
Work in process	15,520	17,700
Finished goods	39,049	3,215
Less: Inventory reserve	(432)	-

Total	$150,212	$108,826

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2010	$3,000,000	$600,000	$3,600,000	$(320,833)	$3,279,167

Additions	8,100,000	-	8,100,000	(262,500)	-

Balance as of September 30, 2010	$11,100,000	$600,000	$11,700,000	$(583,333)	$11,116,667
Weighted average amortization period at September 30, 2010 (in years)	10.3	8.3

In-Process R&D Technology of $8,100,000 represents patented biotech technologies (acquired from HepaLife in the merger) which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service.

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $262,500 for the three and nine months ended September 30, 2010, respectively, as compared to $87,500 and $233,333 for the same periods in 2009, respectively.

Note 6 – Commitments and Contingencies

Operating Leases

Manufacturing Facility

The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016.

Rent expense charged to operations amounted to $47,899 and $143,698 for the three and nine months ended September 30, 2010, respectively.  In addition the lease calls for monthly reimbursements which are adjusted annually.  The monthly reimbursements for the three and nine months ended September 30, 2010 amounted to $13,500 and $40,300 respectively.

The terms of the Company’s lease obligation provides for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $15,722 and $11,921 represents the unamortized rent adjustment amount at September 30, 2010 and December 31, 2009, respectively.

Corporate Office

The Company has an obligation for sublet corporate office space located at 850 3rd Avenue, New York, NY which is on a month to month lease. Rent expense charged to operations amounted to $17,500 for the three and nine months ended September 30, 2010.

Consulting Agreements

The Company currently has several consulting agreements totaling approximately $22,000 a month. Under the terms of the agreements, the consulting arrangements may be terminated at any time.

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

USDA, ARS License : On November 20, 2007, Hepalife exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in year 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and nine months ended September 30, 2010, the Company incurred $4,110 in license maintenance fees which were charged to general and administrative expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 7 – Stockholders’ Equity

Common Stock and warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of September 30, 2010, 199,694,158 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

In May, 2010, the Company issued 11,400,000 units of securities consisting of 11,400,000 of common stock and 5,700,000 Series E warrants each allowing the purchase one share of common stock at $0.16 per share, and 5,700,000 Series F warrants each allowing the purchase of one share of common stock at $0.20 per share for net proceeds of $1,300,000.

Palladium Capital Advisors, LLC (“Palladium”) served as our placement agent in the Private Placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by us in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of common stock and (i) Series E Warrants to purchase 456,000 shares of common stock and (ii) Series F Warrants to purchase 456,000 shares of common stock. The Company also paid $6,000 in expenses in connection with the Private Placements.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of September 30, 2010 no shares of preferred stock are issued or outstanding.

Related Party

Prior to the merger a related party invested $250,000 for shares of preferred stock of AquaMed that converted into 7,812,000 shares of common stock at the effective time of the merger.

In connection with the merger, the Company paid $250,000 to a related party for services rendered in connection with the merger.

Director and Management Fees: For the three and nine month periods ended September 30, 2010, the Company incurred $11,250  in board fees for our non-employee directors. There are no management agreements in effect.

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others.

Stock Based Compensation

No stock options were granted during the three and nine months ended September 30, 2010 and 2009.

At September 30, 2010, there was no unamortized value of stock options held by employees.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2010, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2009	-	$-	-	$-
Assumed upon Hepalife acquisition	250,000	0.35	6.84	-
Forfeited	(250,000)
Options outstanding at September 30, 2010	-	$-	-	$-
Exercisable September 30, 2010	-	$-	-	$-

The intrinsic value is calculated as the difference between the market value as of September 30, 2010, and the exercise price of the shares. The market value as of September 30, 2010 was $0.13 as reported on the Over the Counter Bulletin Board.

Note 9 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended September 30, 2010, 4 major customers accounted for approximately 87% of revenue, with each customer individually accounting for 33%, 31%, 14% and 9% of total revenue.  For the nine months ended September 30, 2010, 4 major customers accounted for approximately 91% of revenue, with each customer individually accounting for 36%, 25%, 22%, and 8% of total revenue.

Note 10 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

September 30, 2010 (unaudited)
Beginning Balance as of January 1, 2010	$--
New derivative liabilities acquired (Heplife)	(11,917)
Net unrealized gain/loss on derivative financial Instruments	8,806

Ending Balance as of September 30, 2010	$(3,111)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level 1	Level 2	Level 3

Recurring:
Derivative liabilities			$3,111

Non Recurring:
Intangible assets			$8,100,000
Goodwill			$9,386,780

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

Note 11 – Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with the Hepalife merger added in for the periods presented below preceding the acquisition of their respective net assets:

	For the nine months ended
	September 30, 2009	September 30, 2010
Revenues	$978,820	$921,992
Net Loss	(1,816,833)	(2,584,367)
Pro-forma basic and diluted net loss per common share	(0.01)	(0.01)
Pro-forma weighted average common shares outstanding – basic and diluted	$143,978,897	$189,571,228

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

Overview

On May 11, 2010, HepaLife Technologies, Inc., a Florida corporation (“HepaLife”), consummated a merger (the “Merger”) with AquaMed Technologies, Inc., a Delaware corporation (“AquaMed”), pursuant to which HepaLife acquired all of the issued and outstanding capital stock of AquaMed in exchange for 85 million shares (45% of voting control) of HepaLife’s common stock. In connection with the Merger, HepaLife’s sole officer resigned and was replaced by designees of AquaMed. In addition, in connection with the Merger, a majority of HepaLife’s directors resigned and were replaced by designees of AquaMed. As a result, the former owners of AquaMed became our controlling stockholders. Accordingly, the Merger has been accounted for as a reverse business combination in which AquaMed was deemed to be the accounting acquirer. The fair value of the net assets acquired from the acquisition of HepaLife was $19,283,000 based on 101,494,158 shares issued and outstanding at a closing stock price of $0.19 at the date of the Merger. As part of the acquisition, AquaMed acquired identifiable net assets of $1,797,000 and intangibles of $17,486,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the “Hepamate” bioartificial liver in the amount of $8,100,000 based upon the appraisal of an independent third party valuation expert. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,386,000 has been allocated to goodwill. Pursuant to the Merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the Merger had occurred at the beginning of the earliest period presented.

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

Impairment of long-lived assets subject to amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges through September 30, 2010 or in 2009.

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

Results of Operations

Revenues

Product sales for the three and nine months ended September 30, 2010 decreased 44% and 6% to $282,416 and $921,992 respectively, as compared to $507,010 and $978,820 for the same periods in 2009. Decreased product sales reflect lower sales of our hydrogel products in the United States.

We anticipate that our product sales will increase but remain insufficient to support our operations at expected spending levels and we will continue to incur an operating loss through the end of the fourth quarter in 2010. We believe sales will increase from current levels and support the level of operating expenses we anticipate for the year ended December 31, 2011, and excluding non-cash expenditures, may achieve positive cash flow during such period. Our ability to achieve this goal is subject to uncertainties, including those referenced in “Forward-Looking Statements” above. As a result, we cannot assure that product sales will support operating expenses during that period or thereafter. We believe at our current sales volume, our cash and cash equivalent balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through June 2012.

Gross Loss

Gross loss for the three and nine months ended September 30, 2010 was $203,543 and $474,450, respectively, as compared to a loss of $7,518 and $215,148, respectively, for the same periods in 2009. As a percentage of sales, gross loss was 72% and 51 % for the three and nine months ended September 30, 2010, respectively, as compared to a gross loss of 1% and 22% respectively for the same periods in 2009. The decrease in gross margin for the three and nine months ended September 30 for 2010 as compared to 2009 was primarily due to the lower volume of sales with similar fixed overhead expenses. Our gross profit may fluctuate from quarter to quarter based on the mix of products sold from period to period and based on the volume of products sold in each period. Depreciation of equipment and amortization of technology included in cost of goods sold for the three and nine months ended September 30, 2010 was $156,049 and $467,519, respectively, as compared to $155,147 and $413,726, respectively for the same periods in 2009.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2010 were $458,642 and $895,866, respectively, a 383% and 181% increase compared to $94,873 and $318,622, respectively, for the same periods in 2009. The increase in expenses was primarily due to an increase in administrative personnel associated with the increase in management positions and quality assurance personnel, higher consulting costs, and increased professional fees. General and administrative expenses were 162% and 97% of product sales for the three and nine months ended September 30, 2010, respectively, as compared to 19% and 33% for the same periods in 2009.

Research and Development Expenses

We incurred $29,931 research and development expenses during the three months ended September 30, 2010, and expect research and development expenses to increase as we continue to develop new hydrogel products and our HepaMate™ technology.

Acquisition Related Costs

We incurred $381,874 in legal and professional fees relating to the Merger and acquisition of HepaLife. This is a one-time non-recurring cost associated with this transaction.

Interest income

Interest income for the three and nine month period ended September 30, 2010 and 2009 represents interest earned on cash and cash equivalents.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from sales of our common stock and equity securities. Cash and cash equivalents were $1,824,298 and $179,692 at September 30, 2010 and December 31, 2009, respectively. We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through October 2011.

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

Although we have taken steps to remedy some of these issues with our disclosure controls and procedures, we still have additional work to do to bring our disclosure controls and procedures up to public-company standards. As discussed below, because the Merger occurred on May 11, 2010 and because AquaMed was a small privately-held company, we were unable to upgrade our disclosure controls and procedures to the level required of a public company prior to the end of the period covered by this quarterly report. Nevertheless, we are initiating remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our disclosure controls and procedures. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation includes formalizing written policies and procedures, determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and developing and documenting a formalized IT disaster recovery plan.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting.

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due in part to the small size of our Company prior to the Merger, we lack  formalized written policies and procedures in the financial accounting area,  we lack the appropriate resources to handle the accounting for complex equity and other transactions and lack a sophisticated financial reporting systems.

Our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be a material weakness as of the Evaluation Date, under standards established by the Public Company Accounting Oversight Board. As previously stated, the material weakness relates our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to handle the accounting for complex equity and other transactions and our lack of sophisticated financial reporting systems.

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

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2010, 4 major customers accounted for approximately 87% of revenue, with each customer individually accounting for 33%, 31% and 14% and 9% of total revenue.  For the nine months ended September 30, 2010, 4 major customers accounted for approximately 91% of revenue, with each customer individually accounting for 36%, 25%, 22%, and 8% of total revenue. The loss of any of these customers or the reduction by such customers of their purchase orders would have a significantly negative effect on AquaMed’s operations and, as a result, on our overall operations.

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

If approved, there is no guarantee that the market will accept AquaMed’s products and AquaMed’s products are subject to obsolescence; competition in the medical products field is intense and AquaMed represents a very small presence.

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

We expect that the prime source of revenue from HepaLife, if any, will be derived from the sale of proprietary inartificial liver devices. If HepaLife is unsuccessful in its efforts, its lack of diversification may adversely affect the overall business of the Company.

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

The information in the Exhibit Index in this Quarterly Report on Form 10-Q is incorporated into this Item 6(a) by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEPALIFE TECHNOLOGIES, INC.

Date: November 12, 2010	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

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