Form 10-K
period 2010-12-31
Alliqua, Inc.
filed 2011-03-31
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-29819

Alliqua, Inc.
(Exact name of Registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

850 Third Avenue Suite 1801 New York, NY	10022
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (646) 218-1450

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each Class:
COMMON STOCK, PAR VALUE $0.001 PER SHARE

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)  Large accelerated filer.  ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based on the price at which the common equity was last sold on such date, was approximately $14,942,311. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2011 was 206,571,658 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLIQUA, INC.

PART I

ITEM 1.  BUSINESS.

The Company

We are a Florida corporation that was originally formed in 1997 under the name Zeta Corporation. On April 17, 2003, we changed our name to HepaLife Technologies, Inc. and, on December 20, 2010, we changed our name to Alliqua, Inc. (the “Company” or “Alliqua”).

Our principal executive offices are located at 850 Third Avenue, Suite 1801, New York, New York 10022, our telephone number is 646-218-1450, and our website is located at http://www.alliqua.com.

Alliqua is authorized to issue up to 500,000,000 shares of common stock, par value $0.001 (the “Common Stock”) (of which 206,571,658 shares were issued and outstanding on March 25, 2011) and 1,000,000 shares of preferred stock (none of which have been issued).

On May 11, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HT Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary (“Merger Sub”) and AquaMed Technologies, Inc. (“AquaMed”), pursuant to which, on the same date, Merger Sub merged with and into AquaMed, with AquaMed continuing as the surviving corporation and becoming a wholly-owned subsidiary (the “Merger”). In connection with the Merger, (i) we issued an aggregate of 84,800,000 shares of Common Stock to the holders of AquaMed’s issued and outstanding capital stock, (ii) our sole officer resigned and was replaced by designees of AquaMed, (iii) a majority of our directors resigned and were replaced by designees of AquaMed, and (iv) AquaMed’s business became our principal business.

We wholly-own the following subsidiaries:

▪	AquaMed, which was incorporated under the laws of the State of Delaware on January 13, 2009;

▪
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in the State of Delaware on October 27, 2010, for the purpose of segregating operations and accounting associated with our research and development efforts related to proprietary wound care dressing and a core transdermal delivery technology; and

▪
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated under the laws of the State of Nevada on April 17, 2007, for the purpose of segregating operations and accounting associated with our research and development efforts related to our patented PICM-19 cell line, artificial liver technologies and in vitro toxicology testing systems.

Description of Business

AquaMed Products and Services

Through AquaMed, we develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. AquaMed is believed to be one of only two known manufacturers of these gels in the world, and it specializes in custom gels by capitalizing on proprietary manufacturing technologies.

AquaMed’s gels can be used for transdermal and intradermal delivery of medication, components in certain medical devices, wound/burn dressings with or without active ingredients, topical application of non-prescription drugs, skin care treatments, cosmetics and other commercial products.

AquaMed’s products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable AquaMed to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, vapor transmission, release rates) while maintaining product integrity. Additionally, AquaMed has the manufacturing ability to offer broad choices in selection of liners. Consequently, AquaMed’s customers are able to determine tolerances in vapor transmission and active ingredient release rates while personalizing color and texture.

The Hydrogel Industry.  Hydrogels are currently being marketed in the U.S. and abroad for the following applications:

▪
Drug Delivery.  Delivering medication through hydrogel patches has important advantages over traditional methods of drug delivery.  Hydrogel patches are less intrusive, painless, allow for preplanned medication time periods, can potentially release medication in a manner consistent with the body’s own glandular activity (by avoiding dosage spikes and/or digestive alteration), and minimize side effects related to the medication via injection or ingestion.

▪
Other Medical Applications.  Hydrogel patches are being used for transdermal applications such as hormone replacement therapy and contraception, treatment of acne, shingles, diabetes, motion sickness, treatment of angina with nitroglycerin, treatment of smoking addiction using nicotine and palliatives (i.e., pain relievers).

▪
Non-Prescription Therapeutic Applications.  Hydrogel patches are also used in the medical community, and also directly marketed to consumers for topical application of over the counter (“OTC”) drugs such as non-prescription acne treatments, pain relievers, diet preparations, cough suppressants, treatment of warts, calluses and corns, and pain relief.

▪
Moist Wound and Burn Dressings.  Hydrogel dressings have long been used for treating wounds and burns. Clinical trials have demonstrated the benefits of moist wound healing versus traditional dressings. Some of these benefits include immediate anti-inflammatory effects, allowing for freer cell flow and less scarring, increased absorption of exudate, and accelerated healing. According to a Smith & Nephew presentation entitled  “Advanced Wound Management in Europe” from an Investor and Analyst Meeting held on November 20, 2009, the current market for advanced wound management is estimated to be in excess of $5 billion worldwide and growing at 7% per year.

▪
Components of Medical Devices.  Several medical devices utilize hydrogels as components. These devices include active drug delivery systems such as iontophoresis, warming and cooling devices, and medical electrodes.

▪
Cosmetic Applications.  Hydrogel patches and applications can deliver cosmetic skin care products to consumers and skin care providers for uses that include moisturizers, face masks, cooling masks and applicators.

AquaMed’s Customers and Markets

Moist Wound Healing.  Through Alliqua Biomedical, AquaMed intends to market its own branded lines of prescription and OTC wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers. The benefits of AquaMed’s hydrogel wound healing products include reduced scarring and pain, greater speed of healing and increased absorption of exudate. AquaMed believes that the markets for its wound healing products will continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

Medical Device Manufacturers.  AquaMed has identified and targeted manufacturers of high quality medical devices (such as monitoring electrodes and devices and defibrillator pads) as a core segment of its future revenue streams.

Transdermal Delivery of Prescription Drugs and OTC Treatments.   Alliqual Biomedical currently is in the process of developing a generic pain patch for the treatment of postherpetic neuralgia (“PHN”). PHN is associated with shingles, which is a rising medical problem in the U.S. and around the world as countries continue to struggle with increasingly elderly populations. Management estimates that the total U.S. market for pain management pharmaceuticals, exclusive of over-the-counter products, totaled in excess of $20 billion in 2009, with the market for the existing prescription pain patch in excess of $1 billion in the U.S. alone. According to the Center for Disease Control, approximately 1 million cases of shingles occur in the U.S. annually, and approximately 20% of shingles cases result in PHN (see http://www.cdc.gov/shingles/about/overview.html, last visited on March 28, 2011). Alliqua’s patch technology enables the delivery of drugs and active ingredients directly through the stratum corneum, avoiding “first pass” of the digestive system and the liver. In addition to selling products to manufacturers and distributors of non-prescription medication, AquaMed actively seeks new applications for transdermal delivery (i) through patches that adhere to the skin and are impregnated with active ingredients and (ii) through iontophoresis, that provides greater control of and drives active ingredients through skin using controlled electrical currents. AquaMed is also actively involved in other various development projects that use hydrogels in transdermal delivery of specific ingredients.

Cosmetics and Other Consumer Products.  AquaMed also manufactures hydrogels, hydrogel patches and hydrogel products which have been used by some of the leading U.S. cosmetics companies. These products include OTC skin care preparation and other products for cosmetic use.

Direct Retailing.  AquaMed currently is exploring various co-branding opportunities for the manufacture and distribution of OTC therapeutic, skin care and cosmetic hydrogel products through such retailers as chain drug, food and mass merchandise stores.

For the year ended December 31, 2010, four major customers accounted for approximately 91% of revenue, with each customer individually accounting for 38%, 22%, 21% and 10%, respectively. Four major customers accounted for approximately 82% of the revenues for the year ended December 31, 2009, with each customer individually accounting for 30%, 22%, 18% and 12%, respectively.

Technology and Manufacturing

Hydrogels are manufactured by introducing a hydrophilic polymer into water to create a feed mix. The feed mix is then coated on to a liner and exposed to radiation. The polymers used by AquaMed, when exposed to radiation, cross link faster than they degrade, creating a matrix that gives the gels a solid form. Active ingredients such as prescription or OTC medication, skin care, wound healing or other materials can be added before or after cross-linking. Materials that do not survive the irradiation process (or are modified thereby) are added after the cross-linking process is completed. Once the products have been mixed and cross-linked they form sheets that can either be delivered directly to customers or first cut and shaped according to customer or our specifications, as appropriate. We believe that many of the processes described above are proprietary to AquaMed and provide AquaMed with competitive advantages.

Proprietary Technologies

Proprietary Mixing.  We believe that AquaMed is able to manufacture hydrogel feed mixes with far greater homogeneity than those of its competition. This is critical, especially as it relates to dosages of active ingredients. In addition, AquaMed’s proprietary mixing technology allows for the incorporation of sensitive materials that may degrade if subjected to other types of mixing.

Proprietary Coating.  AquaMed’s proprietary coating technology enables it to handle the gels properly even though they are extremely thick and resistant to flow. AquaMed has achieved coating tolerances that have allowed it to coat materials as thin as 0.005 inches with a margin for error of typically less than 5%. Thickness controls are critical with respect to the performance of many of the end products utilizing AquaMed’s hydrogels, including medical electrodes, transdermal delivery patches and cosmetic patches. AquaMed has also developed a coating methodology that minimizes imperfections such as wrinkling in the end product by significantly reducing line tension. AquaMed believes that this proprietary know-how allows AquaMed to manufacture high quality, consistent products which meet the standards of AquaMed’s customers.

Proprietary Cross-linking Technology.  AquaMed cross-links its hydrogels using an electron beam accelerator. Such linking is achieved by introducing a high energy field, created by accelerated electrons, which causes the release of hydrogen atoms and causes carbon molecule covalent bonding. The creation of longer chains of the polymer in the gel increases its molecular integrity, giving the gel characteristics that make it useful in a variety of products.

AquaMed’s electron-beam cross-linking process is one of three types of cross-linking used in the industry. The other types used are ultra violent cross-linking and chemical cross-linking. The benefits of electron beam cross-linking include: (i) precise control of the amount of polymer cross-linking, (ii) no need for chemical cross-linking agents which may complicate or interfere with other additives or active ingredients and (iii) the ability to manufacture high quality hydrogels on a consistent basis.

The cross-linking of hydrogels can be further modified by varying the percent of polymer cross-linking and the way in which the high energy field is delivered. There are three variables in the use of an electron beam accelerator for cross-linking of hydrogels: (i) time of exposure of the target material to the electron stream, (ii) voltage (electrical potential), and (iii) amperage (strength of the electrical current). We believe that AquaMed's proprietary methods of managing these three variables make it possible to produce high quality gels that can match a wide range of customer specifications.

AquaMed owns and operates a Radiation Dynamics, Inc. Dynamitron IEA 1500-40 Industrial Electron Accelerator (the “RDI Accelerator”). The RDI Accelerator has been customized to handle the cross-linking of the type of materials AquaMed uses, but can also be used for several of the other potential uses such as coloring gemstones and treating wire, cable and tubing. Replacement cost of the RDI Accelerator and processing equipment is estimated to be in excess of $7 million. The delivery and installation process is time-consuming with replacement estimated to take 2.5 to 3 years. AquaMed estimates that its equipment has a useful life of approximately 10 years (useful life for depreciation) and provides annual production capacity in excess of 6,000 hours. We believe that AquaMed's current utilization is significantly less than capacity.

Using its RDI Accelerator, AquaMed performs contract irradiation services related to modifying certain materials for third parties, which accounts for less than 10% of our revenue. Products processed using these irradiation services include catheter tubing, sheet material and gemstones. These services are performed on an hourly basis, require minimal labor and typically do not require AquaMed to supply any materials.

Competition

We believe that AquaMed's manufacturing capabilities, along with the high barrier to entry (the substantial cost of acquiring an electron beam as compared to other cross-linking devices and the cost and extended time required for installing this beam) and current minimal level of competition for high performance gels, affords AquaMed the opportunity to be a leader in the applications that require tight tolerances and/or incorporate active ingredients. We believe that awareness of AquaMed's product, low cost, speed to market and manufacturing techniques, are advantages that will be conveyed to its customer base through a combination of consumer product entries, expansion within current original equipment manufacturer bases and institutional reach programs such as trade magazines, trade shows and through senior management contacts.

Sources and Availability of Raw Materials; Principal Suppliers

AquaMed’s principal manufacturers for the two polymers that it primarily uses in the manufacture of its hydrogels, polyethylene oxide and polyvinylpyrrolidone, are the Dow Chemical Company and BASF, respectively. Although AquaMed has not experienced significant production delays attributable to supply changes, we believe that, for the polymers used to make AquaMed's current hydrogels, alternative sources of supply would be difficult to develop over a short period of time. Because AquaMed has no direct control over its third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, AquaMed may be unable to redesign or adapt its technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, AquaMed could experience interruptions, delays, increased costs or quality control problems.

Patents, Proprietary Rights and Trademarks

AquaMed’s policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. AquaMed also relies on trade secret protection for its confidential and proprietary information. AquaMed currently holds no issued patents or trademarks.

Alliqua Biomedical holds a registered trademark of the name “Hydress” as one of the proprietary products in development.

Alliqua holds registered trademarks for the names "HepaMate" and "HepaLife". Alliqua also has an exclusive license agreement with the USDA, ARS (Agricultural Research Service) for existing and future patents related to the PICM-19 hepatocyte cell lines.

HepaMate™ Bioartificial Liver System

We are developing HepaMate™ for patients with acute or severe liver failure. HepaMate™ is the most clinically-studied bioartificial liver with more than 50 scientific papers and book chapters published on the technology. Over 200 patients have participated in two clinical trials related to HepaMate™ in the U.S. and Europe.

HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies, which mechanically perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy.

During HepaMate™ therapy, the patient’s plasma is first separated from whole blood, then exposed to the HepaMate™ bioartificial liver and, finally, returned to the patient. HepaMate™ is comprised of a blood plasma separation cartridge, a hollow-fiber bioreactor filled with proprietary porcine liver cells, a charcoal column, an oxygenator, and a plasma reservoir. These components are assembled into a patented blood/plasma circulation system, which is placed on our HepaDrive™ perfusion platform.

HepaMate™ is designed to provide whole liver function by using liver cells which are expected to remove toxins and produce albumin and other important liver-specific proteins.  In order to easily and safely store and distribute our liver cells, we use a patented liver cell cryopreservation process which freezes the cells and allows for their prolonged storage. We believe our cryopreservation process provides us with a significant commercial and logistical advantage over technologies reliant upon the delivery of fresh cells which cannot typically be stored for prolonged periods and therefore, have shorter shelf-lifetimes than our cells used in HepaMate™.

We believe our HepaMate™ technology has significant value for its possible commercial opportunities, possible joint venture partnerships with health care companies, or by the outright sale of the technology. However, we are not currently investing any capital into HepaMate™ and it did not provide us with any revenue in 2010.

Government Regulation

Product Regulation.  While some applications of the hydrogels fall under the jurisdiction of the FDA, the hydrogels are generally classified as Class I exempt devices and the majority of the hydrogel products that AquaMed manufactures are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements. To the extent that any FDA regulatory submissions are required, AquaMed will be required to file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21CFR820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. Currently, hydrogels are sold as component parts to various medical device/cosmetic manufacturers. If at any time in the future AquaMed manufactures products that would require such filings or registration, AquaMed intends to take the appropriate steps to comply.

On May 17, 2010, we made a 510(k) submission to the FDA seeking a pre-market clearance for our silver-based antimicrobial wound dressing. We received initial comments from the FDA on June 22, 2010, to which we responded promptly. The FDA sent us another comment letter on January 19, 2011, and AquaMed intends to file its response within the required timeframe.

Reimbursement legislation, such as Medicaid, Medicare, and other programs, governs reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate an applicable percentage of the calculated average manufacturer price marketed under abbreviated new drug applications. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

Environmental Regulation.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the U.S. and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health and safety requirements in all material respects. However, we cannot assure that that current or future regulatory, governmental, or private action will not have a material adverse effect on our performance, results or financial condition.

In the future, if a loss contingency related to environmental matters, employee safety, health or conditional asset retirement obligations is recognized, we would record a liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not know if these events would have a material adverse effect on our financial condition, liquidity, or cash flow, nor can we assure you that such liabilities would not have a material adverse effect on our performance, results or financial condition.

Research and Development Costs

For the fiscal year ending December 31, 2010, we incurred research and development costs totaling $170,247, $66,587 of which are attributable to Alliqua, and $103,660 of which are attributable to AquaMed. AquaMed incurred no research and development costs during the 2009 fiscal year. (Alternatively, HepaLife incurred research and development costs of $185,081 during the 2009 fiscal year).

Employees

On December 31, 2010, we had 8 full-time employees and 4 part-time employees. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. To the best of our knowledge, none of our employees, officers or directors are bound by restrictive covenants from prior employers which would preclude them from providing services to us. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting, legal compliance and other services on an as needed basis.

ITEM 1A.  RISK FACTORS.

You should carefully consider the factors described below, among others, and other available information before deciding whether to invest in our shares or obligations. Any investment in our shares or obligations involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. As a result of any of the following risks, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our Common Stock could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to Item 7 below.

Risk Relating to Our Business

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,098,053 and $763,806, respectively, during the fiscal years ended December 31, 2010 and 2009. As of December 31, 2010, we had an accumulated deficit of $3,861,859. As a result of the Merger, and since AquaMed has a history of net losses and may expect net losses for the foreseeable future, we expect to incur additional operating losses for the foreseeable future. Although sales and order backlogs have significantly grown in the first quarter of 2011, there can be no assurance that AquaMed will be able to sustain these revenues throughout the year or be profitable in the future.

We may not be able to continue without additional capital to fund our operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future.

If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock.

We may not be able to realize the entire book value of intangibles.

We assess intangibles quarterly for impairment. In the event that we determine the carrying value of intangibles is impaired, any such impairment would be charged to earnings in the period of impairment and could have a material adverse effect on our results of operations.

AquaMed is dependent on proprietary know-how; AquaMed holds no patents.

Competitors of AquaMed may develop or market technologies that are more effective or more commercially attractive than AquaMed’s. AquaMed’s manufacturing know-how as to mixing, coating and cross-linking can be duplicated even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection for AquaMed’s intellectual property, we would be able to obtain such protection. Despite our efforts to protect proprietary rights, there is no assurance that such protections will preclude competitors of AquaMed from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect AquaMed’s business, our failure or inability to obtain patents and protect AquaMed’s proprietary information could result in our business being adversely affected.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

▪	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for our drug candidates and/or HepaMate™;
▪	the costs to attract and retain personnel with the skills required for effective operations; and/or
▪	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

We are dependent on significant customers.

AquaMed is the only segment of our company that currently generates any revenues. Revenues from AquaMed’s services to a limited number of clients have accounted for a substantial percentage of our total revenues.  For the year ended December 31, 2010, four major customers accounted for approximately 91% of revenue, with each customer individually accounting for 38%, 22%, 21% and 10%, respectively. Four major customers accounted for approximately 82% of the revenues for the year ended December 31, 2009, with each customer individually accounting for 30%, 22%, 18% and 12%, respectively. The loss of any significant customer of AquaMed would have a significantly negative effect on AquaMed’s operations and, as a result, on our overall operations.

We are dependent on outside suppliers for raw materials.

The principal manufacturing components we use are purchased from three suppliers. Although we have not experienced significant production delays attributable to supply changes, alternative sources of supply would be difficult to develop in a short period of time. We could experience interruptions, delays, increased costs and/or quality control problems, any of which could adversely affect our operating results. In addition, should our current suppliers either be unwilling or unable to supply us with any required raw material, we may not be able to find suitable replacement suppliers on a timely basis, or at all, causing a material adverse effect on our manufacturing capabilities.

Risks Related to the Industry

We are subject to governmental regulations.

Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before most products can be approved for human use. We are subject to regulation by the FDA and the Federal Trade Commission with respect to the manufacturing, marketing, labeling, record keeping, claims and advertising of our products. AquaMed is also subject to state regulation with respect to its electron beam radiation services and facilities. The expansion of our business into the manufacturing and distribution of AquaMed’s products for consumer use will subject us to additional governmental regulation. While hydrogel patches are classified as Class I exempt devices by the FDA, there can be no assurances that the FDA will not seek to regulate this product in the future. Such action by the FDA could have a material adverse effect on AquaMed’s prospects and our overall prospects.

If we  fail to comply with continuing federal, state and foreign regulations, our business could be seriously harmed.

Following initial regulatory approval of any products that we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required by a condition of approval. The manufacturing facilities we may use to make any of our drug candidates will be subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA or foreign regulatory agency may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, we and our contract manufacturers will be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or any of our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

▪	issue warning letters;
▪	impose civil or criminal penalties;
▪	suspend or withdraw our regulatory approval;
▪	suspend or terminate any of our ongoing clinical trials;
▪	refuse to approve pending applications or supplements to approved applications filed by us;
▪	impose restrictions on our operations;
▪	close the facilities of our contract manufacturers; and/or
▪	seize or detain products or require a product recall.

Additionally, regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on our open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Once approved, there is no guarantee that the market will accept our products and our products are subject to obsolescence; competition in the medical products field is intense and we represent a very small presence.

The field of medical and health products is characterized by rapid and significant changes. Even if we obtain regulatory approvals, uncertainty exists as to whether the market will accept our products or if the market for our products is as large as we anticipate. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. We cannot assure you that our products will receive market acceptance in a commercially viable period of time, if at all. We cannot be certain that any investment made in developing products will be recovered by us, even if we successfully commercialize our products.

We can give no assurance that any existing or future product produced by us will be competitive and will not become obsolete in light of future technological developments. Most of our competitors have far greater financial, research, marketing and distribution resources and more established channels of distribution than we do. In addition, many of our current and potential competitors offer greater variety of products and services and can therefore offer discounts and other incentive programs unavailable to us at this time.

Our failure to meet the prices offered by competitors, or to be unable to meet production demands for our products could have material adverse effect on our business, financial condition or results of operations. The relative speed with which we can introduce our products and expand our distribution are also a competitive factor. Additionally, many of our customers have the financial ability to establish in-house manufacturing capabilities similar to ours.

Our products risk exposure to product liability claims.

If successful in developing, testing and commercializing our products, we will be exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of such products. It is likely we will be contractually obligated, under any license agreements that we enter into, to indemnify the individuals and/or entities to whom we have licensed our technology against claims relating to the manufacture and sale of products sold by licensees. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. While we have obtained $3,000,000 of product liability insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities.

Risks Related to the Common Stock

Our stock price historically has been volatile and may continue to be volatile.

The market price of our Common Stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, the future sales of shares of our Common Stock by our shareholders, the holders of our outstanding warrants and options, and us could have an adverse dilutive effect on our outstanding shares and the market price of such shares.

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

Our Common Stock is a “penny stock” and because penny stock rules will apply, you may find it difficult to sell shares of our Common Stock.

Our Common Stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices of penny stocks often are not available to buyers and sellers and the market may be very limited. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

Our Common Stock is quoted on the Over-The-Counter Bulletin Board and, accordingly, it may be difficult for you to sell your shares or you may not be able to sell your shares for an optimum trading price.

Our Common Stock is quoted on the Financial Industry Regulatory Authority’s Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “ALQA”. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and trade volumes in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price quoted by the OTCBB at the time of the order entry.

Orders for OTCBB securities may not be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of Common Stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the Common Stock must be sold immediately. Further, purchasers of securities on the OTCBB may not have an ask price for securities sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors (the or our "Board") after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of our Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Sales practice requirements of the Financial Industry Regulatory Authority (“FINRA”) may also limit a shareholder’s ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES

Commencing in November 2010, we began to pay Harborview Capital Management, LLC (“Harborview”), with respect to which Richard Rosenblum and David Stefansky are managing members, $14,000 per month for the provision by Harborview to us of office space, secretarial services and conference facilities at our principal executive offices located at 850 Third Avenue, Suite 1801, New York, New York 10022.

On February 27, 2009, AquaMed executed an assignment and assumption of a lease from Hydrogel at market rate for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which expires January 31, 2016. The lease calls for monthly lease payments as follows: $14,883 per month through January 31, 2010, $15,627 per month from February 1, 2010, through January 31, 2014, and $17,187 per month from February 1, 2014, through January 31, 2016. In addition the lease calls for monthly reimbursements which are adjusted annually. The monthly reimbursements for the year ended December 31, 2010, amounted to approximately $4,900 per month. Rent expense, including all related reimbursements, totaled $250,852 for the year ended December 31, 2010.

The following is a schedule by year of future minimum rental payments, excluding reimbursements, required under the operating lease agreements:

For the Year Ending December 31	Amount ($)
2011	187,524
2012	187,524
2013	187,524
2014	204,684
2015	206,244
2016	17,187
Total	990,687

We believe that our property and equipment are in good condition, subject to normal wear and tear. We believe that our facility has sufficient capacity to meet its current and projected manufacturing, marketing, selling and distribution needs.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.   RESERVED

PART II

ITEM 5.  MARKET PRICE OF, AND DIVIDENDS ON, THE COMPANY’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS.

Market Information

Prior to the close of trading on January 5, 2011, our Common Stock was traded over the counter on the OTCBB under the symbol “HPLF”. After the close of trading on January 5, 2011, our Common Stock was traded over the counter on the OTCBB under the symbol “ALQA”.

The following table sets forth the range of high and low bid information for our Common Stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	HIGH	LOW
2010:
Fourth Quarter	$0.165	$0.095
Third Quarter	$0.144	$0.080
Second Quarter	$0.200	$0.100
First Quarter	$0.180	$0.110
2009:
Fourth Quarter	$0.350	$0.140
Third Quarter	$0.300	$0.170
Second Quarter	$0.220	$0.175
First Quarter	$0.270	$0.160

Holders of Common Stock

As of March 25, 2011, there were 206,571,658 shares of Common Stock outstanding and held of record by approximately 108 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding Common Stock for clients, with each such nominee being considered as one holder).

The last reported sales price of our Common Stock on the OTCBB on March 25, 2011 was $0.18 per share.

Dividends Policy

We have never paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board deems relevant. Our Board has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan
Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	12,720,000	$0.147	27,280,000

Equity compensation plans not approved by security holders	---	---	---

Total	12,720,000	$0.147	27,280,000

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On May 11, 2010, we consummated the Merger, pursuant to which we acquired all of the issued and outstanding capital stock of AquaMed in exchange for 84,800,000 shares of Common Stock, which represented approximately 45% of our voting control. In connection with the Merger, our sole officer resigned and was replaced by designees of AquaMed and a majority of our directors were replaced by designees of AquaMed and AquaMed’s business became our principal business. Accordingly, the Merger has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer. The fair value of the net assets acquired from the acquisition of Alliqua was $19,283,000 based on 101,494,158 shares issued at a closing stock price of $0.19 at the date of the Merger. As part of the acquisition, AquaMed acquired identifiable net assets of $1,796,000 and intangibles of $17,500,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the HepaMate™ bioartificial liver in the amount of $8,100,000. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,400,000 has been allocated to goodwill. Pursuant to the Merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the Merger had occurred at the beginning of the earliest period presented.

We are a biomedical company focused on the manufacture, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, for use in various medical and cosmetic products. Through Alliqua Biomedical, we focus on the development of proprietary products for wound care dressing and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. HepaLife focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

Asset Purchase Agreement

On February 2, 2009, the senior secured convertible promissory note holders of Hydrogel Design Systems, Inc. (“Hydrogel”) (a subsidiary of Aquamatrix, Inc.) foreclosed on Hydrogel’s assets in full satisfaction of obligations arising under a guaranty and security interest. Concurrently, the note holders contributed the notes, including the rights under the guaranty and security interest, to AquaMed (a newly-formed company) in exchange for 540,000 shares of AquaMed’s Series A Preferred Stock. The total fair value of the debt and related accrued interest was $6,905,245. Accordingly, the total purchase price for this transaction amounted to $6,905,245, which included the assumption of certain liabilities in the amount of $110,289. The assets and liabilities of Hydrogel were recorded on our balance sheet at their fair values at the date of acquisition. As part of the purchase of Hydrogel’s assets, we acquired identifiable intangible assets of $3,600,000. Of the identifiable intangibles acquired, $3,000,000 has been assigned to technology and $600,000 to client relationships.

Warrants

As of December 31, 2010, we had warrants to purchase a total of 13,239,773 shares of Common Stock outstanding, which consisted of:

(a)  Series E Purchase Warrants to purchase 6,156,000 shares of Common Stock at an exercise price of $0.16 per share that were issued on May 11, 2010, and expire on May 11, 2015;

(b)  Series F Purchaser Warrants to purchase 6,156,000 shares of Common Stock at an exercise price of $0.20 per share that were issued on May 11, 2010, and expire on May 11, 2015; and

(c) Warrant to purchase 927,773 shares of Common Stock at an exercise price of $1.19 per share that were issued on May 11, 2007, and expire on May 11, 2012. These warrants were originally exercisable for 737,000 shares of Common Stock at an exercise price of $1.50 per share. However, these warrants provide for an adjustment to the exercise price and number of shares if we issue shares of Common Stock or Common Stock equivalents for consideration less than the then market price at the date of issuance subject to a 1% adjustment floor, which has since resulted in the increase in the number of warrant shares issuable and reduction of exercise price noted above.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

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

Revenue Recognition

We apply the revenue recognition principles in accordance with Accounting Standard Codification 605. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Deposits received on product orders are recorded as deferred revenue until revenues are earned when the products are shipped to customers.

The costs associated with shipping physical products are recorded as operating expenses. Currently, shipping charges are not billed to customers.

For irradiation services, we record revenue based upon an hourly service charge as services are provided.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. We track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is not amortized until such time as the technology is placed in service.

Impairment of long-lived assets subject to amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2010 and 2009.

Goodwill

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment.

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

Stock-Based Compensation

We measure all stock-based compensation awards at fair value on the date of grant and recognize such expense in our consolidated financial statements over the requisite service period for awards expected to vest. We use the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates. See “Note 10 – Stock Options” in the Notes to Consolidated Financial Statements for additional information on our stock-based compensation plans.

Fair Value

We measure fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. We utilize a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies to measure fair value. The hierarchy is as follows:

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described below in the Notes to Consolidated Financial Statements under the heading “Note 9 – Stockholders’ Equity”.

Warrant Liability Derivative

We evaluate financial instruments for freestanding or embedded derivatives. The warrant liability derivative is recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

The Private Placements

On May 11, 2010, simultaneously with the closing of the Merger, we sold 9,400,000 units of securities (the “Units”) in a private placement in exchange for aggregate gross proceeds of $1,175,000 (the “May 11 Private Placement”). Each Unit consisted of (i) one share of Common Stock, (ii) one half of one five year Series E Stock Purchase Warrant with an exercise price of $0.16 per share and (iii) one half of one five year Series F Stock Purchase Warrant with an exercise price of $0.20 per share, and was sold to investors at a price per Unit of $0.125.

On May 17, 2010, we sold an additional 2,000,000 Units in a private placement and received aggregate gross proceeds of $250,000 (the “May 17 Private Placement” and, together with the May 11 Private Placement, the “Private Placements”).

Palladium Capital Advisors, LLC (“Palladium”) served as our placement agent in the Private Placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by us in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of Common Stock and (i) Series E Warrants to purchase 456,000 shares of Common Stock and (ii) Series F Warrants to purchase 456,000 shares of Common Stock. We also paid $6,000 to the escrow agent for expenses related to the Private Placements.

Results of Operations

Revenues

We earned revenue of $1,319,297 for the year ended December 31, 2010, as compared to revenues of $1,448,669 for the year ended December 31, 2009, representing a decrease of 8.9%. This decrease was principally attributable to a reduction in customer orders for the manufacturing of our hydrogel products. We believe this decrease was due to timing issues of customer orders related to the delay by customers of new product launches.

Gross Loss

Our gross loss was $518,575 for the year ended December 31, 2010, as compared to a gross loss of $227,608 for the year ended December 31, 2009, representing an increase of  $290,967 or 127.8%. As a percentage of sales, gross loss was 39.3% for the year ended December 31, 2010, as compared to a gross loss of 15.7% in 2009. The decrease in gross margin for the year ended December 31, 2010, as compared to 2009 was due to the lower volume of sales along with increased fixed overhead expenses. Our gross profit may fluctuate from period to period based on the mix of products sold and based on the volume of products sold in each period.

Depreciation of equipment and amortization of technology included in cost of goods sold for the year ended December 31, 2010, was $623,363, as compared to $568,409 in 2009. Labor related expense for the year ended December 31, 2010, was $453,615, as compared to $402,821 in 2009. Rent expense for the year ended December 31, 2010, was $250,852, as compared to $211,734 in 2009. Utility expense included for the year ended December 31, 2010, was $90,866, as compared to $81,253 in 2009.

General and Administrative Expenses

General and administrative expense was $2,029,259 for the year ended December 31, 2010, as compared to $512,690 for the year ended December 31, 2009, representing an increase of $1,516,569 or 296%. This increase in general and administrative expenses was primarily due to an increase in administrative personnel associated with the increase in management positions and quality assurance personnel, higher consulting costs, increased professional fees and non-cash expense associated with stock option grants. General and administrative expense was 154% of product sales for the years ended December 31, 2010, compared to 35% for the year ended December 31, 2009. Director fees for the year ended December 31, 2010 were $488,872, as compared to no fees paid in 2009. Officer compensation for the year ended December 31, 2010, was $265,130, as compared to no salaries paid in 2009. Other salary expenses – related to quality assurance and finance personnel – for the year ended December 31, 2010 was $124,015, as compared to $48,243 in 2009. Professional fees for the year ended December 31, 2010, were $288,652, as compared to $71,657 in 2009. Consulting fees for the year ended December 31, 2010, were $244,175, as compared to $222,021 in 2009.

Research and Development

We incurred $170,247 in research and development expenses for the year ended December 31, 2010, as compared to no expenses for research and development during the year ended December 31, 2009. This increase is due primarily to a focus on the development of proprietary products of wound care dressing and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. We believe our research and development expenses will increase in 2011 as we continue to develop our proprietary products.

Acquisition Related Costs

We incurred $381,874 in legal and professional fees relating to the Merger, which fees were a one-time, non-recurring cost.

Other Income (and Expense)

Interest income

Interest income for the years ended December 31, 2010 and 2009 represents interest earned on cash and cash equivalents, which totaled $9,075 and $1,459, respectively. The increase in interest income is due to the acquisition of cash as a result of the Merger.

Change in fair value of warrant liability

Our warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. We value our warrant liability using the Black-Sholes formula for determining the value, which approximates the fair value using the Binomial Lettice Model. Our stock price, the remaining term of the warrants, and the volatility of our stock all impact the fair value of the warrants.

The amount recorded to adjust the warrants to fair value resulted in a net non-cash income of $7,287 for the year ended December 31, 2010.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and we have funded our operations primarily from the proceeds received from cash on hand and sales of our equity securities. Cash and cash equivalents were $1,393,727 and $179,692 at December 31, 2010 and 2009, respectively. Net cash flow used in operating activities was $1,713,596 for the year ended December 31, 2010, compared to net cash flow used of $160,332 for the year ended December 31, 2009.

We expect to continue to incur losses from business operations and we believe our cash and cash equivalents balances, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through the first quarter of 2012. Our future after the first quarter of 2012 will depend in large part on our ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

Net cash provided by financing activities was approximately $1,550,000 for the year ended December 31, 2010.  The cash was primarily attributable to proceeds from the sale of Common Stock and warrants.

At December 31, 2010, we had 13,239,773 outstanding warrants to purchase shares of Common Stock at exercise prices ranging from $0.16 to $1.19 per share. The majority of these warrants (12,312,000) are exercisable at $0.16 and $0.20 per share.

At March 19, 2011, we had cash and cash equivalents of approximately $2,116,874, $282,400 of which is restricted and held in an escrow account pursuant to an Investor Relations Agreement.

We continue to aggressively pursue additional financing from existing relationships (such as prior shareholders, investors and lenders) and from new investors to support our research and development programs and operations. On March 2, 2011, we sold 6,250,000 shares of Common Stock and a warrant to purchase 6,250,000 five year warrants for an exercise price of $.17 for total gross proceeds of $1,000,000, which will be used as working capital.

We have demonstrated the ability to control costs and will continue to do so. During the year ended December 31, 2010, we controlled costs related to our proprietary wound dressing development and our transdermal pain patch research and development while pursuing necessary funding, which funding was completed in March of 2011. In order to advance the research and development of these proprietary products, we expect our monthly operating costs associated with salaries and benefits, regulatory and public company consulting, legal and professional and other working capital costs to increase.  In the past, we have relied primarily on raising equity capital in order to meet our operating budget and to achieve our operating objectives, and we plan to continue that practice in the future.

Although we have been successful in the past with raising sufficient capital, we will continue to vigorously pursue additional financing as necessary for meeting our business objectives. However, there is no guarantee that additional capital will be available in sufficient amounts and on terms favorable to us, if at all.

AquaMed has experienced significant sales growth in the first quarter of 2011. However, there is no guarantee that this growth will continue for the balance of the year.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's Consolidated Financial Statements on Page 33 Below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Management, with the participation of our President and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Internal Control over Financial Reporting.

In connection with the audit of our 2009 consolidated financial statements, our independent auditors identified certain significant deficiencies that together constituted a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of formalized written policies and procedures in the financial accounting area, our lack of appropriate resources to both manage the financial close process on a timely basis and handle the accounting for complex equity and other transactions, our lack of sophisticated financial reporting systems to allow the reporting of financial information on a timely basis (which was due in part to the small size of our company prior to the Merger), and our lack of a formalized disaster recovery plan in the information technology area.

To ensure the proper remediation of the above-mentioned significant deficiencies, management implemented the following actions during 2010:

▪
We documented key controls for each of our key financial reporting processes (formalized written policies and procedures).  In connection with our Sarbanes 404 Implementation Project during 2010, key policies and procedures have been formalized and documented in the form of process narratives for the financial accounting area. These process narratives have been discussed with and disseminated to our accounting staff.

▪
We have increased our accounting staff, refined their roles and responsibilities and realigned their work flow to ensure proper monitoring review and supervision. As appropriate and deemed necessary, we have brought in additional resources to manage the accounting work load. We have also upgraded the respective skill sets of our accounting staff as we solidified the leadership of our finance and accounting department. In connection with our Sarbanes 404 Implementation Project in 2010, our accounting staff has been specifically trained to ensure the timely and proper completion of our key control activities.

▪	We have formalized our disaster recovery plan.

▪	Management is in the process of implementing the following initiatives to further enhance our control environment:

▫	Updating or developing operating manuals for key accounting areas using existing process narratives;

▫	Developing a formal program to cross-train our accounting staff; and

▫	Conducting quarterly reviews of our key controls to ensure their operating effectiveness.

Additionally, we continually monitor our controls and meet with vendors who may be able to provide improved procedures and protocols.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control – Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting.

We instituted additional policies and procedures during the fourth quarter in order to improve our internal controls over financial reporting. All policies and procedures have been documented and all accounting personnel have been made aware of these policies.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table and text set forth the names and ages of all of our current directors and executive officers.

Name	Age	Position	Term*
David Stefansky	39	Chairman and Class III Director	2012
Richard Rosenblum	52	President and Class II Director	2011
Steven Berger	50	CFO, Treasurer and Secretary	N/A
Michael Goldberg, M.D. (2)	52	Class II Director	2011
Joseph Leone (1)(3)	57	Class I Director	2013
Kenneth Pearsen, M.D. (3)	50	Class II Director	2011
Joseph Sierchio	61	Class I Director	2012
Jeffrey Sklar (1)(2)	48	Class III Director	2012
Nochum Stein (3)	62	Class III Director	2012

           * Each until the annual meeting of shareholders in its respective year.

(1) Membere of our Audit Committee.
(2) Member of our Compensation Committee.
(3) Member of our Nominating and Corporate Goverance Committee.

Director and Officer Biographies

David Stefansky (Chairman of the Board)
David Stefansky has been a director of the Company since May 11, 2010. Mr. Stefansky has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Stefansky previously was a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Stefansky currently serves as a director of China Opportunity Inc. From September 2006 to March 2009, Mr. Stefansky was a director of Boxwoods, Inc. From September 2006 to May 2007, Mr. Stefansky was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Stefansky was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Stefansky was a director of HG Partners, Inc. Mr. Stefansky’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions.

Richard Rosenblum (President and Director)
Richard Rosenblum has been a director of the Company since June 7, 2010. Mr. Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Rosenblum was previously a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum currently serves as a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Boxwoods, Inc., which changed its name to Duke Mining Company, Inc. in March 2009. From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s background and experience provide him with extensive investment, capital markets and strategic experience, as well as important insights into corporate governance and board functions.

Steven Berger (Chief Financial Officer, Treasurer and Secretary)
Steven Berger has been the Chief Financial Officer, Treasurer and Secretary of the Company since May 11, 2010. Mr. Berger has been the Chief Financial Officer and Chief Operating Officer of Harborview Advisors, LLC, the Investment Manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2007. His past executive finance positions include serving as Chief Financial Officer of Global/CHC Worldwide LLC, a chemical coatings company. Other executive experience includes his tenure as President of Morgan Harris & Co. where he was involved in equity trading. From 2000 to 2003, Mr. Berger was Chief Financial Officer of Virtual BackOffice Inc., a company engaged in the provision of virtual secretarial services. From 1983 to 1999, Mr. Berger was the Treasurer, Controller and Chief Compliance Officer with LaBranche & Co., the parent corporation of LaBranche & Co. LLC, one of the oldest and largest specialists in equity securities listed on the New York Stock Exchange and the American Stock Exchange. Mr. Berger holds a Bachelor of Science degree in business administration with a concentration in finance from Boston University. Mr. Berger's background and extensive experience make him well-equipped to serve the Company in his respective positions.

Michael Goldberg, M.D. (Director)
Dr. Michael Goldberg has been a director of the Company since January 3, 2011. Dr. Goldberg has served as a director of Adventrx Pharmaceuticals, Inc. since 2004, and as a managing partner of the investment firm Montaur Capital Partners since 2007. From 1990 to 2007, Dr. Goldberg was Chairman and Chief Executive Officer of Emisphere Technologies, Inc., a biopharmaceutical company. Prior to that he was a Vice President for The First Boston Corporation, where he was a founding member of the Healthcare Banking Group. Dr. Goldberg also serves on the board of directors of Urigen Pharmaceuticals, Inc., a specialty pharmaceutical company focused on therapeutic products for urological disorders. Dr. Goldberg received a B.S. from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University and an M.B.A. from Columbia University Graduate School of Business. Dr. Goldberg's background and experience in both the pharmaceutical industry and capital markets are of great benefit to the Company.

Joseph Leone (Director)
Joseph Leone has been a director of the Company since January 3, 2011. Mr. Leone spent more than 24 years with CIT Group, one of the nation’s largest small and mid-size business lenders, and held several senior-level positions at CIT, including Vice Chairman and Chief Financial Officer. From 1975 through 1983, Mr. Leone was employed by KPMG – Peat Marwick as a Senior Manager for financial services clients including Citibank and MHT. He has been a Certified Public Accountant since 1977. Mr. Leone is a graduate of Baruch College (BBA in Accounting) and the Advanced Management Program at Harvard Business School. Mr. Leone's  background and experience give him extensive insight and understanding of corporate governance and board functions.

Kenneth Pearsen, M.D. (Director)
Kenneth Pearson has been a director of the Company since January 3, 2011. Dr. Pearson is currently the Chief Executive Officer of Western New York Radiology Associates. He is also the Chief of Radiology at Buffalo General Hospital, Chief of Service for Radiology Kaleida Health Care System and the Chief Executive Officer of Imaging Radiology Associates. Dr. Pearson has over 23 years of experience with clinical research and hospital-based medical care. Dr. Pearsen graduated summa cum laude from the University of Pennsylvania and received his M.D. from Columbia College of Physicians & Surgeons in New York. Dr. Pearsen's background in clinical research provides him with the ability to facilitate the Company's research and development efforts.

Joseph Sierchio  (Director)
Joseph Sierchio has been a director of the Company since September 2008. Mr. Sierchio has practiced corporate and securities law in New York City since 1975, representing and offering counsel to domestic and foreign corporations, investors, entrepreneurs, and public and private companies in the U.S., Canada, United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong. Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio is also a member of Sierchio & Company, LLP. Mr. Sierchio currently serves on the board of directors for New Energy Technologies, Inc. and Entheos Technologies, Inc. He has held this position since September 2008. Mr. Sierchio’s background and experience provide him with significant legal experience, as well as important insights into corporate governance and board functions. As a director of the Company prior to the Merger, Mr. Sierchio brings continuity and a familiarity with the Company to the Board of Directors.

Jeffrey Sklar (Director)
Jeffrey Sklar has been a director of the Company since January 3, 2011. Mr. Sklar is the managing partner of Sklar, Heyman and Company LLP, a regional accounting firm, where he oversees the industry specialization team for non-bank financial institutions and for forensic and investigative auditing services, and as the Managing Director of SHC Consulting Group, LLC. Mr. Sklar also currently serves Public Savings Bank as a director, as the Chair of the Compliance and Risk Committee, and as a member of the Audit Committee. In addition to being a Certified Public Accountant (CPA), Mr. Sklar is a Certified Anti-Money Laundering Specialist (CAMS), a Certified Fraud Specialist (CFS) and Certified in Financial Forensics (CFF) by the American Institute of CPAs. Mr. Sklar's extensive background in accounting and auditing make him a valuable member of our Board and Audit Committee.

Nochum Stein  (Director)
Nochum Stein has been a director of the Company since January 3, 2011.  Mr. Stein founded and currently serves as Chairman and Chief Executive Officer of American European Group (“AEG”), a New York-based insurance holding company focused on writing small to mid-size insurance accounts. At AEG, Mr. Stein has overseen several multi-million dollar mergers and acquisitions. Mr. Stein also serves as Co-Chairman of the board of directors of Coleman Cable Inc. (“Coleman”), a leading manufacturer and innovator of electrical and electronic wire and cable products for the security, sound, telecommunications, electrical construction, retail, commercial, industrial, irrigation, HVAC and automotive markets. Prior to his role with Coleman, Mr. Stein was Co-Chairman of Riblet Products Corporation. Mr. Stein's extensive background and experience as a businessman and director of other companies provides him with the skill and acumen to assist the Company in various business matters.

Family Relationships and Other Matters

There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers are appointed by, and serve at the discretion of, the Board.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. These persons are required by regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics that establishes standards of ethical conduct applicable to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. We are committed to the highest standards of ethical and professional conduct, and our code provides guidance on how to uphold these standards. There were no amendments or waivers to our code in 2010, and it is available for review on our website at http://www.alliqua.com under “Investors” and “Corporate Governance”.

Board Committees

We currently have three standing committees of the Board: the (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating and Corporate Governance Committee. Each member of our committees is "independent" as such term is defined under and required by the federal securities laws and by NYSE Amex rules.

Audit Committee

The members of the Audit Committee are Joseph Leone, Chairman, and Jeffrey Sklar, both of whom are considered to be audit committee financial experts. The Audit Committee monitors the Company’s financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent registered public accounting firm.

Compensation Committee

The members of the Compensation Committee are Michael Goldberg, M.D. and Jeffrey Sklar. The Compensation Committee oversees the overall compensation policies for the Company and reviews recommendations submitted by our management.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of three members, Kenneth Pearsen, M.D., Joseph Leone and Nochum Stein. Given our size and relatively few number of shareholders, we do not currently have a formal policy with regard to the consideration of any director candidates recommended by shareholders. We will, however, consider any recommendations of such candidates made by shareholders. Shareholders should follow the instructions under “Communications with the Board” to submit any such recommendations. The Company considers a candidate’s depth of experience, availability and potential contributions to the diversity of the Board when evaluating nominees for director. There have been no material changes to the procedures by which shareholders may recommend director candidates to our Board.

Communications with the Board

We have no formal procedures to follow for shareholders to communicate with the Board. Should you wish to submit a written communication to the Board or an individual director, you may mail or deliver such communication to: Alliqua, Inc., Board of Directors, 850 Third Avenue, Suite 1801, New York, New York 10022, Attention: David Stefansky, Chairman. All appropriate communications received from shareholders will be forwarded to the Board or any committee thereof, if any, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Compensation Committee and our Board. The Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2010, we designed our executive compensation program to achieve the following objectives:

▪	attract and retain executives experienced in developing and delivering products such as our own;
▪	motivate and reward executives whose experience and skills are critical to our success;
▪	reward performance; and
▪	align the interests of our executive officers and shareholders by motivating executive officers to increase shareholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2010 fiscal year (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options	Other (5)	Total
Richard Rosenblum (1)	2010	$-	$-	$181,819	$366,000	$547,819
President, Director	2009	$-	$-	$-	$-	$-

David Stefansky (2)	2010	$-	$-	$181,819	$366,000	$547,819
Director	2009	$-	$-	$-	$-	$-

Steven C. Berger (3)	2010	$70,000	$-	$65,176	$-	$135,176
CFO, Treasurer and Secretary	2009	$-	$-	$-	$-	$-

Amit Dang (4)	2010	$35,000	$21,000	$-	$-	$56,000
Former President, CEO, CFO and Secretary	2009	$21,000	$-	$23,000	$-	$44,000

(1)	Mr. Rosenblum was appointed to his positions on May 11, 2010.

(2)	Mr. Stefansky was appointed to his position on May 11, 2010.

(3)	Mr. Berger was appointed to his positions on May 11, 2010.

(4)
Mr. Dang was appointed Interim CEO, President and Secretary pursuant to an Interim Services Agreement entered into on October 13, 2009. Mr. Dang received a fee of $7,000 per month during the time of the agreement. Mr. Dang was also granted an option to purchase, subject to vesting restrictions, up to 100,000 shares of the Company's Common Stock, at a price of $0.32 per share. These options vested upon the discretion of the Board prior to the Merger on May 7, 2010. Mr. Dang resigned from his positions as of May 10, 2010.

(5)	Represents director fees and amounts paid to Harborview for shared office services and for services rendered in connection with the Merger.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2010.

Name	Number of Securities Underlying Options (Exercisable)		Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options		Exercise Price ($/sh)	Expiration Date
Amit Dang (1)	100,000		0		0.320	10/13/2014
David Stefansky	1,000,000	(2)	4,000,000	(3)	0.145	12/09/2020
Richard Rosenblum	1,000,000	(2)	4,000,000	(3)	0.145	12/09/2020
Steven Berger	500,000	(4)	500,000	(5)	0.145	12/09/2020

(1)	These options vested upon the discretion of the Board prior to the Merger on May 7, 2010. Mr. Dang resigned from his positions as of May 10, 2010.

(2)
These options vested and became exercisable on December 9, 2010. These options were awarded for Mr. Stefansky’s and Mr. Rosenblum’s, as applicable, contributions to the success of the Company and as incentive to continue to make such contributions in the future.

(3)
1,000,000 of these options vested and became exercisable upon the creation of the Board on January 3, 2011. The remaining 3,000,000 opitons will vest and become exercisable upon the listing of the Company's stock on a national securities exchange.

(4)
These options vested and became exercisable on December 9, 2010. These options were awarded for Mr. Berger’s contributions to the success of the Company and as incentive to continue to make such contributions in the future.

(5)
250,000 of these options vested and became exercisable upon the creation of the Board on January 3, 2011. The remaining 250,000 options will vest and become exercisable upon the successful filing with the SEC of this Annual Report on Form 10-K.

Change of Control Agreements

We do not currently have any plans that provide for the payment of retirement benefits to our officers or directors.

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors. In the event of the termination of employment of the Named Executive Officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

Compensation of Directors

As of October 31, 2010, we do not pay director compensation to directors who are also our employees. Our Board determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

▪	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
▪	compensation should align the directors’ interests with the long-term interests of shareholders; and
▪	compensation should assist with attracting and retaining qualified directors.

Prior to the Merger, non-employee directors received $2,500 per quarter for their services, plus $500 per attended Board meeting in excess of five per year, and directors whom also served as part-time employees received $6,000 for their services. After the consummation of the Merger, non-employee directors received $2,250 per month for their services. Directors are entitled to participate in our 2001 Incentive Stock Option Plan. We also reimburse our directors for any actual expenses incurred in connection with services as a director.

The table below outlines director compensation for the fiscal year ended December 31, 2010.

Name	Fees earned or paid in cash (1)	Stock awards aggregate grant date fair value	Option awards aggregate grant date fair value	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Other compensation		Total
Jatinder Bhogal (2)	$30,250	-	-	-	-	$-		$30,250
Javier Jaminez (2)	$30,250	-	-	-	-	$-		$30,250
Richard Rosenblum (3)	$42,000	-	-	-	-	$505,819	(6)	$547,819
David Stefansky (4)	$42,000	-	-	-	-	$505,819	(6)	$547,819
Joseph Sierchio (5)	$20,750	-	-	-	-	$205,037	(7)	$225,787

(1)	The amounts in this column represent the monthly cash meeting fee earned by or paid to the Company’s directors for service during the fiscal year ended December 31, 2010.

(2)	Messrs. Jaminez and Bhogal resigned as directors as of May 11, 2010.

(3)	Mr. Rosenblum was appointed to the Board on June 7, 2010.

(4)	Mr. Stefansky was appointed to the Board on May 11, 2010.

(5)	Mr. Siercho received $5,000 in directors's fees prior to the merger and $15,750 after the Merger.

(6)
This amount is comprised of the following: $181,819 represents stock-based compensation expense we recognized during 2010 related to stock options granted; $250,000 represents amounts paid to Harborview for services rendered in connection with the Merger; and $74,000 represents amounts paid to Harborview for shared office services.

(7)
This amount is comprised of the following: $23,232 represents stock-based compensation expense the Company recognized during 2010 related to stock options granted, and $181,805 represents fees paid for legal services of which $5,963 was incurred after the Merger.

We have no other arrangements pursuant to which any our directors were compensated during the years ended December 31, 2010 and 2009 for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report on Form 10-K and is incorporated by reference herein.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2011, the beneficial ownership of our Common Stock by each director and executive officer of the Company, and each person known by the Company to beneficially own more than 5% of our Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

The percentages of our Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares of our Common Stock beneficially owned. As of March 25, 2011, we had 206,571,658 shares of Common Stock outstanding.

Person or Group	Number of Shares of Common Stock	Percent

David Stefansky	39,461,165 (1)	19.1%
850 Third Avenue, Suite 1801
New York, NY 10022

Richard Rosenblum	39,461,165 (2)	19.1%
850 Third Avenue, Suite 1801
New York, NY 10022

Steven Berger	750,000 (3)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Joseph Sierchio	370,000 (4)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Amit Dang	100,000 (5)	<1%
60 State Street, Suite 700
Boston, MA 02109

1420525 Alberta Ltd.	34,261,174 (6)	16.6%
216-1628 West First Avenue
Vancouver, B.C.
V6J 1G1 Canada

Directors and Executive Officers	44,347,832	21.5%
as a group (5 persons)

(1)
Comprised of (i) 35,794,498 shares of our Common Stock owned directly by Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and (ii) 3,666,667 shares of our Common Stock issuable to Mr. Stefansky upon exercise of the vested portion of certain stock options. Harborview Advisors, LLC is the general partner of Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(2)
Comprised of (i) 35,794,498 shares of our Common Stock owned directly by Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and (ii) 3,666,667 shares of our Common Stock issuable to Mr. Rosenblum upon exercise of the vested portion of certain stock options. Harborview Advisors, LLC is the general partner of Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(3)	Represents shares issuable upon exercise of vested options.
(4)	This amount includes 270,000 shares of Common Stock issuable upon exercise of vested options.

(5)	Represents shares issuable upon exercise of vested options.

(6)
This amount includes 31,057,980 shares of Common Stock held by 1420525 Alberta Ltd. (“1420525”), a  private Alberta company wholly-owned by Harmel Rayat, and 3,203,194 shares of Common Stock held by Tajinder Chohan, Mr. Rayat’s wife. In his capacity as President and the sole stockholder of 1420525, Mr. Rayat may be deemed to have beneficial ownership of the Common Stock owned by 1420525.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On May 11, 2010, the Merger was consummated with AquaMed. On May 10, 2010, AquaMed issued 19,531 shares of its Series B Preferred Stock to Harborview Value Master Fund, L.P. in exchange for $249,996, which shares converted into 7,812,499 shares of Common Stock in the Merger. Each of David Stefansky, our Chairman, and Richard Rosenblum, our President and a director, hold a 50% interest in and are the managing members of Harborview Advisors, LLC, the investment manager of both Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. Messrs. Stefansky and Rosenblum each disclaim beneficial ownership of the shares of Common Stock held by Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., except to the extent of any pecuniary interest in the securities. On May 10, 2010, AquaMed paid Harborview, with respect to which each of David Stefansky and Richard Rosenblum hold a 50% interest in and are the managing members, a one time fee of $250,000 as consideration for Harborview’s time, efforts and services in sourcing, negotiating and structuring the Merger on behalf of AquaMed.

From May 2010 through October 2010, each of Richard Rosenblum and David Stefansky were paid $42,000 for their service as directors of the Company. Mr. Stefansky and Mr. Rosenblum are not entitled to receive any additional director fees for the balance of 2010. They did not receive any compensation for their service as executive officers. Commencing in November 2010, the Company began to pay Harborview, with respect to which Mr. Rosenblum and Mr. Stefansky are managing members, $14,000 per month for the provision by Harborview to the Company of office space, secretarial services and conference facilities.

Matthew Harriton, Chief Executive Officer of AquaMed and Alliqua Biomedical, is the sole member of 12th Street Financial, LLC, which holds 10,000,000 shares of our Common Stock acquired in the Merger. Mr. Harriton is also the sole member of Park Avenue Consulting Services (“Park Avenue”), which receives bi-monthly payments from the Company in the amount of $5,625 in respect to Mr. Harriton’s consulting services. For the years ended December 31, 2010 and 2009, Park Avenue was paid $135,000 and $117,981, respectively.

Steven Berger is paid $10,000 per month for his services as Chief Financial Officer, with respect to which an aggregate of $70,000 has been paid to date. Mr. Berger is also employed by Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P., and Harborview Value Master Fund, L.P.

We paid legal fees for the years ended December 31, 2010 and 2009 to Joseph Sierchio, an attorney who also serves as a member of the Board, in the amounts of $181,805 and $204,193, respectively.

For the year ended December 31, 2010, the Company incurred $165,250 in Board fees, of which $102,000 were realized post-Merger for our directors. The current agreements call for a total of $13,500 a month in director fees. On December 9, 2010, a total of 12,250,000 stock options were granted to the Board and management. For the year ended December 31, 2009, we incurred $41,667 in pre-Merger Board fees for non-employee directors of the Company. In addition, during June and September 2008, we granted stock options to purchase 50,000 shares each for a total of 200,000 shares of Common Stock to non-employee Board members. For the year ended December 31, 2009, we recorded $19,285 as stock compensation expense relating to these stock grants.

Prior to the Merger, Harborview Value Master Fund, L.P. invested $250,000 for shares of preferred stock of AquaMed that converted into 7,812,499 shares of Common Stock at the effective time of the Merger.

On September 30, 2009, we and Mr. Frank Menzler, who at the time was our Chief Executive Officer and President, entered into a restated employment agreement providing for  the payment to Mr. Menzler of a bonus of $35,000, which was recorded as salary expense; a severance payment of up to six-months salary and benefits; cancelation of all stock option grants; and the resignation of Mr. Menzler as a director and Chairman of the Company’s Board. On October 13, 2009, Mr. Menzler resigned from his position as Chief Executive Officer and President.

On October 13, 2009, we entered into an Interim Executive Services Agreement with Mr. Amit Dang in which Mr. Dang was appointed as the Company’s Interim Chief Executive Officer, President and Secretary. Mr. Dang received a fee of $7,000 per month during the term of the Interim Executive Services Agreement. Mr. Dang was also granted an option to purchase, subject to vesting restrictions, up to 100,000 shares of Common Stock, at a price of $0.32 per share (the closing price of the Common Stock as reported on the OTCBB on October 13, 2009). These options vested upon the discretion of the Board prior to the Merger on May 7, 2010, and Mr. Dang is no longer with the Company.

Director Independence

As of the date of this Report, because none of our securities is listed on a national securities exchange or in an inter-dealer quotation system we are not required to have a majority of independent directors. However, after considering all of the relevant facts and circumstances, the Board has determined that Messrs. Goldberg, Leone, Pearson, Sklar and Stein are independent from our management and qualify as “independent directors” under the standards of independence set forth in Rule 303A.02 of the NYSE Amex Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES..

The firm of Marcum LLP currently serves as our independent registered public accounting firm. Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the shareholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The following table presents aggregate fees for professional services rendered by Marcum LLP for the year ended December 31, 2010, for the year ended December 31, 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$120,000	$48,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$120,000	$48,800

Audit Fees

Audit Fees for the years ended December 31, 2010 and 2009 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2010 and 2009. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Tax Fees

Tax Fees for the years ended December 31, 2010 and 2009 consist of the aggregate fees billed by Marcum LLP for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Alliqua, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alliqua, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliqua, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

New York, NY
March 31, 2011

ALLIQUA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets

Current Assets
Cash and Cash Equivalents	$1,393,727	$179,692
Restricted Cash - Escrow	362,546	-
Accounts Receivable, net	122,925	220,677
Inventories	128,558	108,826
Prepaid Expenses	70,572	2,674
Total Current Assets	2,078,328	511,869

Property and Equipment, net	2,244,784	2,465,642

Intangibles, net	11,029,167	3,279,167

Goodwill	9,812,749	425,969

Security Deposit	32,341	27,045

Total Assets	$25,197,369	$6,709,692

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$272,829	$113,009
Accrued Expenses	23,056	43,406
Deferred Income	39,000	-
Warrant Liability	4,630	-
Total Current Liabilities	339,515	156,415

Long-term Liabilities
Deferred Rent Payable	16,741	11,921
Deferred Tax Obligation	22,000	10,000
Total Long- term Liabilities	38,741	21,921
Total Liabilities	378,256	178,336

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share; 500,000,000 shares authorized; 199,884,158 shares issued and outstanding at December 31, 2010, and 76,988,000 shares issued and outstanding at December 31, 2009	199,885	76,988
Additional paid-in capital	28,481,087	7,218,174
Accumulated deficit	(3,861,859)	(763,806)
Total Stockholders' Equity	24,819,113	6,531,356
Total Liabilities and Stockholders' Equity	$25,197,369	$6,709,692

The accompanying notes are an integral part of these financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	December 31, 2010	December 31, 2009
Revenue, net	$1,319,297	$1,448,669

Cost of Sales	1,837,872	1,676,277

Gross Loss	(518,575)	(227,608)

Operating Expenses
General and Administrative	2,029,259	512,690
Research and Product Development	170,247	-
Total Operating Expenses	2,199,506	512,690

Loss from operations	(2,718,081)	(740,298)

Other Income (Expense)
Interest Expense	(2,460)	(14,967)
Acquisition Related Costs	(381,874)	-
Interest Income	9,075	1,459
Change in Fair Value of Warrant Liability	7,287	-
Total Other Income (Expense)	(367,972)	(13,508)

Income Tax Provision	12,000	10,000

Net Loss	$(3,098,053)	$(763,806)

Basic and Fully Diluted Loss per Share	$(0.02)	$(0.01)

Weighted-Average Shares Outstanding -
basis and diluted	156,008,513	76,988,000

The accompanying notes are an integral part of these financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(For the Years Ended December 31, 2010 and 2009)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2009	76,988,000	$76,988	$7,218,174	$(763,806)	$6,531,356

Balance, December 31, 2009	76,988,000	76,988	7,218,174	(763,806)	6,531,356

Issuance of Common Stock to related
party for cash	7,812,000	7,812	242,188		250,000

Issuance of Common Stock
for cash, May 2010	11,400,000	11,400	1,288,600		1,300,000

Placement Fee	2,000,000	2,000	(2,000)

Acquisition of HepaLife business	101,494,158	101,495	19,181,965		19,283,460

Issuance of Common Stock for services	190,000	190	20,710		20,900

Share-based compensation			531,450		531,450

Net loss for year ended				(3,098,053)	(3,098,053)

Balance, December 31, 2010	199,884,158	$199,885	$28,481,087	$(3,861,859)	$24,819,113

The accompanying notes are an integral part of these financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities
Net Loss	$(3,098,053)	$(763,806)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	624,449	568,409
Reserve for Obsolete Inventory	188	-
Share-based Compensation	531,450	19,000
Issuance of Common Stock for Services	20,900	-
Change in Value of Warrant Liability	(7,287)	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	97,752	(40,439)
Inventory	(19,920)	(8,169)
Deposits and Prepaid Expenses	(58,433)	(3,374)
Accounts Payable and Accrued Expenses	156,358	68,047
Deferred Revenue	39,000	-
Net Cash Used in Operating Activities	(1,713,596)	(160,332)

Cash flows from investing activities
Cash Acquired from Acquisition	1,793,768	-
Increase in Restricted Cash	(362,546)	-
Purchase of Property and Equipment	(53,591)	(30,893)
Net Cash Provided (Used in) by Investing Activities	1,377,631	(30,893)

Cash Flows From Financing Activities
Proceeds From Sale of Preferred Shares	-	370,917
Proceeds From Sale of Common Shares	1,550,000	-
Net Cash Provided by Financing Activities	1,550,000	370,917

Net Increase in Cash and Cash Equivalents	1,214,035	179,692

Cash and Cash Equivalents - Beginning of year	179,692	-

Cash and Cash Equivalents - End of year	$1,393,727	$179,692

Cash paid during the period for:
Interest	$2,460	$14,967

Non-cash investing and financing activities:
Common stock issued for acquiring HepaLife's net assets
exclusive of net cash	$17,489,692	$-

Assets acquired and liabilities assumed:

Current Assets	$1,808,597	$-
Other Liabilities	(11,917)	-
Intangible Assets	8,100,000	-
Goodwill	9,386,780	-
Total Purchase Price	19,283,460	-
Less: Cash acquired	(1,793,768)	-
Total non-cash consideration	$17,489,692	$-

Supplemental non-cash investing and financing activity-
acquisition of Hydrogel Design Systems, Inc.

Assets acquired and liabilities assumed:
Accounts Receivable	$-	$180,238
Inventory	-	100,657
Property and Equipment	-	2,682,325
Technology	-	3,000,000
Customer Relationships	-	600,000
Security Deposits	-	26,345
Goodwill	-	425,969
Accounts Payable and Other Accrued Liabilities	-	(110,289)
Total non-cash Consideration	$-	$6,905,245

The accompanying notes are an integral part of these financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

We are a Florida corporation that was originally formed in 1997 under the name Zeta Corporation. On April 17, 2003, we changed our name to HepaLife Technologies, Inc. and, on December 20, 2010, we changed our name to Alliqua, Inc. ("Alliqua" or the "Company").

AquaMed is a Delaware Company formed on January 13, 2009. On May 11, 2010, Alliqua consummated the Merger whereby Alliqua acquired all of the issued and outstanding common and preferred shares of AquaMed (See Note 3).

AquaMed’s principal business is the manufacturing, marketing, selling and distribution of hydrogel, an aqueous polymer-based radiation ionized gel, which is used in various medical and cosmetic products. Alliqua, through its subsidiary Alliqua Biomedical Systems, Inc., focuses on the development of proprietary products of wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. Heplife Biosystems, Inc. focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients. The technology has previously been successfully tested in a clinical phase I study. As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

HepaLife Biosystems, Inc. was incorporated under of the laws the State of Nevada on April 17, 2007, for the purpose of segregating operations and accounting associated with the Company’s research and development efforts with its patented PICM-19 cell line, artificial liver technologies, and in vitro toxicology testing systems.

Alliqua Biomedical Systems, Inc. was incorporated under the laws of the State of Delaware on October 27, 2010, for the purpose of segregating operations and accounting associated with the Company’s research and development efforts in developing proprietary wound care dressing and a core transdermal delivery technology.

Note 2 – Summary of Significant Accounting Policies

Liquidity

The Company historically has incurred operating losses. The Company’s future capital requirement is expected to be driven by (1) marketing of our new product lines, (2) research and development and (3) the need to supplement working capital levels. At December 31, 2010, cash and cash equivalents totaled $1,393,727, excluding $362,546 of restricted cash, compared to $179,692 at December 31, 2009. The increase of $1,214,035 was attributable to $1,431,222 of unrestricted cash acquired in the Merger and $1,550,000 received from the issuance of Common Stock, less the amount of cash used from operating activities of $1,713,596 and capital expenditures of $53,591.

Partially to be aided by new product launches in 2011 and the progress the Company has made in the execution of its business plan and the Merger, the Company believes that it will have sufficient resources to meet its cash requirements through January 1, 2012. As discussed more fully in Note 17 below, on March 2, 2011, the Company raised $1,000,000 in a private placement to pay for planned expenditures and to fund operations. However, we will require additional capital in order to execute the longer term aspects of our business plan. If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities or suspending the pursuit of our business plan. There can be no assurance that the Company will be successful in securing additional capital if needed.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of Alliqua, Inc. and its subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc. and Alliqua Biomedical, Inc.

All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents. From time to time the Company's cash account balances exceed the Federal Deposit Insurance Corporation guarantee limit of $250,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, an allowance for doubtful accounts is not provided since all accounts recorded on the books are deemed collectible.

Inventory

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are based on historical experience. At December 31, 2010 and 2009, the Company had reserves for obsolete inventory of $188 and $0, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated under the straight-line method over their estimated useful life as follows:

Machinery and equipment	10 years
Office equipment	10 years
Furniture and fixtures	10 years

Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains and losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred and betterments are capitalized.

Intangible Assets

The Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, client relationships and technology. The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2010 and 2009.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2010 and 2009. The Company reevaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events, including those that could arise from the current national and global economic crisis that would require an impairment review.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill and Impairment

The Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates goodwill for impairment by comparing the fair value to its carrying value, including the associated goodwill. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, discounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired. The Company has adopted December 31 as the annual date for preparing its impairment assessment, unless other triggering events occur during the year which might indicate that an impairment has occurred. The Company did not recognize any impairment charges for goodwill for the years ended December 31, 2010 and 2009.

Revenue Recognition

The Company applies the revenue recognition principles in accordance with ASC 605, “Revenue Recognition,” with respect to recognizing its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Deposits received on product orders are recorded as deferred revenue until revenues are earned when the products are shipped to customers.

The costs associated with shipping physical products are recorded as operating expenses. Currently, shipping charges are not billed to customers.

For irradiation services, the Company records revenue based upon an hourly service charge as services are provided.

Research and Development

Research and development expenses represent costs incurred to develop our technology. The Company charges all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. The Company does not track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is amortized when the technology is placed in service. As of December 31, 2010 these costs totaled $170,247. No research and development expenses were incurred in 2009.

Advertising Expenses

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 were $218,864 and $650, respectively.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. The Company to re-evaluates all of its accounting estimates quarterly and records adjustments, when necessary.

Shipping and Handling

All shipping and handling costs are paid for by the customer. Shipping and handling costs amounted to approximately $6,456 and $7,526 as of December 31, 2010 and 2009, respectively, and are classified in cost of sales.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted the Financial Accounting Standards Board (“FASB”) released ASC Topic 740 “Income Taxes.” ASC Topic 740 clarifies the accounting and reporting for uncertainties in income tax law. ASC Topic 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations and cash flows.

For the years ended December 31, 2010 and 2009, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for book purposes.

The Company adopted accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements for the years ended December 31, 2010 and 2009. The tax years ended December 31, 2010, 2009, 2008 and 2007 remain subject to examination for Federal, State, and Local income tax purposes by various taxing authorities.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the date of grant, and are amortized over the vesting period of the award The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock based compensation is reflected within operating expenses.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.

Common stock equivalents, consisting of stock options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	December 31,
	2010	2009

Stock Options	12,720,000	-
Warrants	13,239,773	-
Total	25,959,773	-

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 12).

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments or disclosure in the consolidated financial statements.

Recent Accounting Pronouncements

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will review the requirements of ASC Topic 810-10 and comply with its requirements. The adoption did not have a material impact on the Company’s financial statements. Originally issued in December 2007, ASC Topic 805 on business combinations, established principles and requirements as to how acquirers recognize and measure the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance was effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2010, FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The provisions of ASC 855, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

▪	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
▪	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

▪
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

▪	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In August 2009, FASB issued Accounting Standards Update 2009-05 which included amendments to Subtopic 820-10, “Fair Value Measurements and Disclosure--Overall.” The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued ASC Topic 860-20 “Transfers and Servicing - Sale of Financial Assets,”  to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of ASC Topic 860, “Transfers and Servicing,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  ASC Topic 860-20 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not currently engage in the transfer of financial assets and, therefore, the adoption of ASC Topic 860-20 did not have a material impact on the Company’s financial statements.

The FASB has published FASB Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Business Combination

The Company accounts for business combination under ASC Topic 805 which establishes principles and requirements as to how acquirers recognize and measure the identifiable assets acquired, the liabilities assumed and goodwill acquired in a business combination.

AquaMed Technologies, Inc

On May 11, 2010, Alliqua consummated the Merger and thereby acquired all of the issued and outstanding common and preferred shares of AquaMed, a privately-held Delaware corporation, in exchange for 85 million shares (45% of voting control) of Alliqua’s common stock. Certain former members of AquaMed's management assumed all key management roles of the combined company and also received majority control of the Board. All members of management of Alliqua prior to the Merger are no longer with Alliqua. As a result of the transaction, the former owners of AquaMed became the controlling stockholders of Alliqua.

Accordingly, the Merger of AquaMed and Alliqua is a merger that has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer.

The fair value of the net assets acquired from the acquisition of Alliqua was $19,283,000 based on 101,494,158 shares issued at a closing stock price of $0.19 at the date of the Merger. As part of the acquisition, AquaMed acquired identifiable net assets of $1,796,000 and intangibles of $17,500,000. Of this amount, a fair value has been assigned to the in-process research and development technology relating to the “Hepamate” bioartificial liver in the amount of $8,100,000. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,386,000 has been allocated to goodwill. Pursuant to the reverse merger, AquaMed has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business Combination (continued)

AquaMed Technologies, Inc. (continued)

In accordance with independent appraisals, the Company allocated the total purchase price to the assets acquired and liabilities assumed based on their fair values as follows:

Amount
Cash	$1,793,768
Prepaid expenses	14,829
Technology, in-process research and development	8,100,000
Warrant liability	(11,917)
Net Fair Value Assigned to Assets Acquired and Liabilities Assumed	9,896,680
Goodwill	9,386,780
Total	$19,283,460

Unaudited Pro-forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with the acquisition of Alliqua for the periods presented below preceding such acquisition:

	For the years ended:
	December 31, 2010	December 31, 2009
Revenues	$1,319,297	$1,448,669
Net Loss Available to common shareholders	$(3,571,273)	$(3,611,775)
Pro-forma basic and diluted net loss per common share	$(0.02)	$(0.02)
Pro-forma weighted average common shares outstanding – basic and diluted	192,157,117	147,084,291

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of Alliqua had been completed as of the beginning of 2010 and 2009. Alliqua is a research and development company and has had no revenues since the acquisition date.

Hydrogel Design Systems, Inc

On February 2, 2009, the senior secured convertible promissory note holders of Hydrogel Design Systems, Inc. (“Hydrogel”) (a subsidiary of Aquamatrix, Inc.) foreclosed on Hydrogel’s assets in full satisfaction of obligations arising under a guarantee and security interest. Concurrently, the note holders contributed the notes, including the rights under the guarantee and security interest, to AquaMed (a newly-formed company) in exchange for 540,000 shares of AquaMed’s Series A Preferred Stock.

The total fair value of the debt and related accrued interest was $6,905,245. Accordingly, the total purchase price for this transaction amounted to $6,905,245 which included the assumption of certain liabilities of $110,289.

The assets and liabilities of Hydrogel were recorded in the Company’s balance sheet at their fair values at the date of acquisition. As part of the purchase of Hydrogel’s assets, the Company acquired identifiable intangible assets of $3,600,000. Of the identifiable intangibles acquired, $3,000,000 has been assigned to technology and $600,000 to client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business Combination (continued)

Hydrogel Design Systems, Inc. (continued)

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Technology	10 years
Client relationships	12 years

In accordance with independent appraisals, the Company allocated the total purchase price to the assets acquired and liabilities assumed based on their fair values as follows:

Amount
Accounts receivable	$180,238
Inventories	100,657
Property and equipment	2,682,325
Technology	3,000,000
Customer relationships	600,000
Security deposit	26,345
Accounts payable and other current liabilities	(110,289)

Net Fair Value Assigned to Assets Acquired and Liabilities Assumed	6,479,276

Goodwill	425,969

Total	$6,905,245

The result of operations of AquaMed for the year ended December 31, 2010 and for the period from February 2, 2009 to December 31, 2009 is reflected in the Company’s results of operations for the years ended December 31, 2010 and 2009.

Note 4 – Inventories

Inventories consist of the following:

	As of
	December 31, 2010	December 31, 2009
Raw materials	$108,145	$87,911
Work in process	10,140	17,700
Finished goods	10,461	3,215
Less: Inventory reserve	(188)	-

Total	$128,558	$108,826

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009
Machinery and equipment	$2,729,966	$2,710,544
Computer and office equipment	11,896	2,674
Furniture and fixtures	9,777	-
Leasehold improvements	15,170	-
	2,766,809	2,713,218
Less: accumulated depreciation	(522,025)	(247,576)

Property and Equipment, Net	$2,244,784	$2,465,642

Total depreciation expense was $274,449 for the year ended December 31, 2010 and $247,576 for the year ended December 31, 2009.

Note 6 – Intangible Assets

Technology and Customer Relationships

Technology and customer relationships consist of the following at December 31, 2010:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
Technology	10 Years	$3,000,000	$(575,000)	$2,425,000
In process Research and Development	-	8,100,000	-	8,100,000
Customer relationships	12 Years	600,000	(95,833)	504,167

Total		$11,700,000	$(670,833)	$11,029,167

Technology and customer relationships consist of the following at December 31, 2009:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
Technology	10 Years	$3,000,000	$(275,000)	$2,725,000
Customer relationships	12 Years	600,000	(45,833)	554,167

Total		$3,600,000	$(320,833)	$3,279,167

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Intangible Assets (continued)

Technology and Customer Relationships (continued)

The Company recorded amortization expense related to the acquired amortizable intangibles of $350,000 and $320,833 for the years ended December 31, 2010 and 2009.

In-process research and development technology represents HepaMate™ patented biotech technologies acquired from Alliqua in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy.

The estimated future amortization expense related to technology and customer relationships as of December 31, 2010 is as follows:

For the Year Ending December 31,	Technology	Customer Relationships	Total
2011	$300,000	$50,000	$350,000
2012	300,000	50,000	350,000
2013	300,000	50,000	350,000
2014	300,000	50,000	350,000
2015	300,000	50,000	350,000
Thereafter	925,000	254,167	1,179,167

Total	$2,425,000	$504,167	$2,929,167

Goodwill

At December 31, 2010 and 2009, the Company performed an annual evaluation of its goodwill. As a result of these tests, the Company did not recognize any impairment charges for goodwill since current and future expectations support the carrying value of the goodwill.

A summary of the change in the Company’s goodwill for the years ended December 31, 2010 and 2009 is as follows:

	December 31, 2010	December 31, 2009
Goodwill beginning of year	$425,969	-
Goodwill related to purchase (see Note 3)	$9,386,780	$425,969
Goodwill end of year	$9,812,749	$425,969

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Operating Leases

Manufacturing Facility.  The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard, West Langhorne, Pennsylvania which is due to expire January 31, 2016. The lease calls for monthly lease payments as follows: $14,883 a month through January 31, 2010, $15,627 a month through January 31, 2014 and $17,187 through January 31, 2016.

Rent expense charged to operations amounted to $191,597 and $175,630 for the years ended December 31, 2010 and 2009, respectively. In addition the lease calls for monthly reimbursements which are adjusted annually. The monthly reimbursements for the years ended December 31, 2010 and 2009 amounted to $59,255 and $48,025 respectively.

The terms of the Company’s lease obligation provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $16,741 and $11,921 represents the unamortized rent adjustment amount at December 31, 2010 and 2009, respectively.

The following is a schedule by year of future minimum rental payments, excluding reimbursements, required under the operating lease agreements:

For the Year Ending December 31	Amount
2011	$187,524
2012	187,524
2013	187,524
2014	204,684
2015	206,244
2016	17,187
Total	$990,687

Corporate Office.  The Company has an agreement obligation effective November 1, 2010, on a month to month basis for shared corporate office space located at 850 3rd Avenue, New York, NY. The agreement calls for a monthly fee of $14,000 per month. Prior to November 1, 2010, the Company paid $46,000 for the use of these offices. These fees have been classified as rent expense and charged to operations amounting to $74,000 and $7,500 for the years ended December 31, 2010 and 2009, respectively.

Note 8 – Commitments and Contingencies

Consulting Agreements

The Company currently has various consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates. The following agreements were in effect as of December 31, 2010:

A month-to-month management consulting agreement commenced on February 9, 2009, for a monthly fee of $11,250. For the years ended December 31, 2010 and 2009, the total consulting fees charged to operating expenses were $135,000 and $117,981, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies, (continued)

Consulting Agreements (continued)

A two year consulting agreement to provide regulatory consulting service commenced on March 1, 2010.  Hourly billing rates for staff range from $185 to $380, plus project related expenses.  For the year ended December 31, 2010, a total of $26,859 was paid and expensed as research and development expense. The agreement can be terminated at no additional expense to the Company outside of the work already performed.

A sales consulting agreement commenced on May 13, 2009, and was further revised on February 7, 2010. The original agreement required a monthly consulting fee of $4,500 which was later reduced to $3,000 a month. In addition, the agreement requires a commission to be paid to for ten percent of the gross sales from customers introduced by the consultants but not until the amount exceeds the total compensation paid as advisory fees. For the years ended December 31, 2010 and 2009, the total fees paid and charged to operating expenses were $48,000 and $35,500, respectively. This agreement was terminated effective December 31, 2010.

A one year investor relations service agreement to provide public relations services service, including email and direct mail marketing campaigns, commenced on May 11, 2010, for a monthly fee of $5,000, plus expense reimbursement. An escrow agreement provided that the Company deposit $501,503 with the escrow agent by May 17, 2010. The escrow agent disburses the consulting expense in accordance with the terms of the escrow agreement. For the year ended December 31, 2010, a total of $135,597 was incurred and paid from the escrow account for marketing and advertising expenses. The expenses in this agreement can not exceed the escrow amount.

A one year consulting agreement, to provide regulatory and product and process development consulting services, commenced on May 1, 2010, at a rate of $150 per hour, plus expenses. For the year ended December 31, 2010, the total consulting fee charged to research and development expenses was $39,330. This agreement can be terminated at no additional expense to the Company outside of the work already performed.

A three year master services agreement commenced on July 1, 2010, to develop a strategy for the development of a generic version of transdermal pain patch, provide support services associated with its development, and provide support services in the assembly and submission of the Abbreviated New Drug Application for a generic version of the market-leading product for treatment of PHN pain. A total of $38,307 for research and development was expensed in the year ended December 31, 2010. This agreement can be terminated at no additional expense to the Company outside of the work already performed.

A public relations consulting agreement commenced on September 15, 2010, for a period of one year. The total estimated fee associated with the agreement is estimated to be between $26,500 and $38,000. As of December 31, 2010, a total of $36,087 was incurred and expensed under marketing and advertising expense. This agreement can be terminated at no additional expense to the Company outside of the work already performed.

A marketing consulting agreement commenced of October 27, 2010, for an initial four month term. A monthly fee $10,000 is to be paid. In addition, as a material inducement, 190,000 shares of restricted stock were issued with a value of $20,900. For the year ended December 31, 2010, a total of $53,400 was expensed as marketing and advertising expense. This agreement was terminated effective February 27, 2011.

A research and development agreement commenced on December 1, 2010, a period of one year. The agreement is for the development of generic and new drug products. Fees to be paid are based on hourly rate of $140 plus the reimbursement of expenses. As of December 31, 2010, no expenses associated with this contract were incurred.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (continued)

Consulting Agreements (continued)

A legal retainer agreement commenced on December 30, 2010, for the development of the transdermal pain patch. The contract is based on hourly consulting fees of its staff members which range from $320 to $800 an hour, plus expenses. As of December 31, 2010, no expenses associated with this contract were incurred. This agreement can be terminated at no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS CRADA.  In November 2002, Alliqua entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”) pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms. This agreement was amended several times, with a final agreement termination date of November 2008.

USDA, ARS License.  On November 20, 2007, Alliqua exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in year 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the year ended December 31, 2010, the Company incurred $4,110 in license maintenance fees which were charged to general and administrative expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 9 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of Common Stock, $0.001 par value per share, and as of December 31, 2010, 199,884,158 shares were issued and outstanding. The holders of the Common Stock are entitled to one vote per share. The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds. However, the current policy of the Board is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution after payment of or provision for all liabilities. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

In May, 2010, the Company issued 11,400,000 units of securities consisting of 11,400,000 of Common Stock and 5,700,000 Series E warrants each allowing the purchase of one share of Common Stock at $0.16 per share, and 5,700,000 Series F warrants each allowing the purchase of one share of Common Stock at $0.20 per share for net proceeds of $1,300,000.

Palladium served as the placement agent in the Private Placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by the company in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of Common Stock valued at $380,000and (i) Series E Warrants to purchase 456,000 shares of Common Stock and (ii) Series F Warrants to purchase 456,000 shares of Common Stock. The Company also paid $6,000 in expenses in connection with the Private Placements.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity (continued)

Common Stock and Warrants (continued)

On October 27, 2010, a consultant received 190,000 shares of restricted Common Stock valued at $0.11 a share for a total value of $20,900.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board. As of December 31, 2010 no shares of preferred stock are issued or outstanding.

Warrants

As of December 31, 2010, the Company has a total of 13,239,773 warrants outstanding as follows:

6,156,000 Series E warrants were issued May 11, 2010, each allowing the purchase of one share of Common Stock at $0.16 per share until May 11, 2015.

6,156,000 Series F warrants were issued May 11, 2010, each allowing the purchase of one share of Common Stock at $0.20 per share until May 11, 2015.

Warrant shares outstanding that the company issued May 11, 2007, with an original exercise price of $1.50 and original amount of warrant shares of 737,000 convertible into Common Stock until May 11, 2012. The related warrant agreement provides for an adjustment to the exercise price and number of shares if the Company issues shares of Common Stock or Common Stock equivalents for consideration less than the then market price at the date of issuance subject to a 1% adjustment floor. As a result of this provision, the total number of Warrant shares outstanding as of December 31, 2010, was 927,773 with an exercise price of $1.19.

The potential of a dilutive adjustment to the Warrants’ exercise prices and number of underlying shares of Common Stock may result in a settlement amount that does not equal the difference between the fair value of a fixed number of the Common Stock and a fixed exercise price. Accordingly, the Warrants are not considered indexed to the Company’s own stock and, therefore, are accounted for as a derivative pursuant to ASC 815-40 Contracts in an Entity’s Own Equity which became effective January 1, 2009.

At December 31, 2010, the Company valued the warrant liability for the Warrants using the Black-Scholes pricing-model (Level 3 inputs) which approximates the fair value measured using the Binomial Lattice Model containing the following assumptions: volatility of 92.17%, a risk-free rate of 0.61%, and a term of 1.35 years.

The warrant liability recorded at fair value is summarized below:

Warrants
Beginning balance, May 11, 2010 (acquired as part of the Merger)	$11,917
Change in fair value of warrant liability	(7,287)
Ending balance, December 31, 2010	$4,630

As a result of adjusting the warrant liability to fair value, the Company recorded a non-cash gain of $7,287 relating to the Warrants for the year ended December 31, 2010.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Stock Options

Stock Option Plan

The Company maintains an active stock option plan that provides shares for option grants to employees, directors and others. A total of 40,000,000 shares of Common Stock have been reserved for award under the stock option plan, of which 27,280,000 were available for future issuance as of December 31, 2010. Options granted under the option plan generally vest over two to five years or as otherwise determined by the Board, have exercise prices equal to the fair market value of the Common Stock on the date of grant, and expire no later than ten years after the date of grant.

Stock Based Compensation

On December 9, 2010, the Company granted 12,550,000 non-qualified stock options with an exercise price of $0.145 with an expiration date of December 9, 2020, to certain members of its advisory board, executives and employees for their contributions to date to the success of the Company. The options issued were valued at $1,426,005 and have a ten year term. 3,550,000 of the options vested immediately with the remaining portion vesting upon the completion of specific strategic events which are all expected to occur within the next year. The fair value of the options granted during the year ended December 31, 2010, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 107.7%, risk-free interest rate of 1.90% and an expected term of 5.16 years. The weighted average fair value of options granted during the year ended December 31, 2010, was $0.09.

During the year ended December 31, 2010, total stock option compensation expense charged to operations was $531,450, with $144,578 classified as salaries and benefits and $386,872 included in director fees.

At December 31, 2010, the unamortized value of employee stock options outstanding was approximately $894,555. The unamortized portion at December 31, 2010 will be expensed over a weighted average period of 0.84 years.

A summary of the status of the Company’s stock option plans and the changes during the year ended December 31, 2010, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Options outstanding at December 31, 2009	-	$-	-	$-
Assumed upon Alliqua acquisition	250,000	0.35	6.84	-
Forfeited	(80,000)	0.44
Options Granted December 9, 2010	12,550,000	0.145
Options outstanding at December 31, 2010	12,720,000	$0.147	9.86	$188,250
Exercisable December 31, 2010	3,690,000	$0.15	9.94	$53,250

The intrinsic value is calculated as the difference between the market value as of December 31, 2010, and the exercise price of the shares. The market value as of December 31, 2010, was $0.16 as reported on the OTCBB.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2007.

The income tax provision (benefit) consists of the following:

	Years Ended:
	2010	2009
Federal
Current	$-	$-
Deferred	(5,127,000)	(256,000)
State and Local
Current	-	-
Deferred	(917,000)	(45,000)
Change in Valuation Allowance	6,056,000	311,000
Income Tax Provision	$12,000	$10,000

For the periods ended December 31, 2010, and December 31, 2009, the expected tax expense (benefit) based on the statutory rate reconciled with the actual tax expense (benefit) is as follows:

	Years Ended:
	2010	2009
U.S. Federal Statutory Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(6.0)	(6.0)
Non Deductible Transaction Cost	4.9	0.0
Additional Tax Loss	(6.1)	0.0
Premerger Net Deferred Tax Assets	(155.0)	0.0
Change in Valuation Allowance	196.2	40.0
Effective Income Tax Rate	0.0%	0.0%

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

As of December 31, 2010, and December 31, 2009, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended:
	2010	2009
Deferred Tax Assets:
Net operating losses	$5,867,000	$732,000
Stock Compensation Cost	231,000	-
Intangible Assets	689,000	-
Other	109,000	17,000
Total Deferred Tax Assets	6,896,000	749,000
Valuation Allowance	(6,367,000)	(311,000)
Deferred Tax Asset, Net of Valuation Allowance	$529,000	$438,000
Deferred Tax Liabilities:
Excess of book over tax basis of:
Property and equipment	$(529,000)	$(438,000)
Goodwill	(22,000)	(10,000)
Total Deferred Tax Liabilities	(551,000)	(448,000)

Deferred Tax Asset (Liability)	$(22,000)	$(10,000)

For the years ended December 31, 2010, and December 31, 2009, the Company had approximately $14,817,000 and $2,018,000 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2018. The net operating loss carryovers may be subject to limitation under internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that none of its federal and state NOL carryforwards are subject to an annual limitation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to goodwill cannot be used in this determination since goodwill is considered to be an asset with an indefinite life for financial reporting purposes. Therefore, the deferred tax liability related to goodwill cannot be considered when determining the ultimate realization of deferred tax assets. Based upon this assessment, management has established a full valuation allowance for the amount of the deferred tax asset which cannot be supported through the production of future taxable income generated through the reversal of the deferred tax liability related to the depreciation of the property and equipment, since it is more likely than not that all the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2010, and December 31, 2009, is $6,056,000 and $311,000, respectively.

Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes. In accordance with the guidance, interest costs and related penalties to unrecognized tax benefits are required to be calculated, if applicable. No interest and penalties were recorded during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

For the year ended December 31, 2010, the Company incurred $102,000 in Board fees for directors. Current agreements call for a total of $13,500 a month to be paid in director fees.

On December 9, 2010, a total 12,250,000 stock options were granted to the Board and management. The Company paid Harborview a total of $74,000 for the year ended December 31, 2010, for shared office space.

Prior to the Merger a related party invested $250,000 for shares of preferred stock of AquaMed that converted into 7,812,499 shares of Common Stock at the effective time of the Merger.

The Company paid $250,000 to a related party for services rendered in connection with the Merger.

On March 16, 2009, the Company received a loan from Harborview Master Fund, L.P, a majority holder of the Common Stock, in the amount of $64,000 bearing an interest rate of 6% per annum. Together with all accrued interest payable, this loan was repaid in full on December 25, 2009.

On April 27, 2009, the Company entered into a Senior Security Agreement with Harborview Master Fund, L.P. to finance accounts receivable in the amount of $101,509. Of this amount, $94,986 was advanced on the invoices with total interest cost of $5,014. The total $100,000 was repaid in full in August 2009.

Note 13 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the year ended December 31, 2010, four major customers accounted for approximately 91% of revenue, with each customer individually accounting for 38%, 22%, 21% and 10%. The total  accounts receivable balance as of December 31, 2010, due from these customers was $101,104, representing 82% of the total accounts receivable. Four major customers accounted for approximately 82% of the revenues for the year ended December 31, 2009, with each customer individually accounting for 30%, 22%, 18% and 12%. The accounts receivable balance at December 31, 2010, was split between five customers, with the largest representing 35% and 28%, respectively. These amounts were all received by the Company by January 10, 2011.

Note 14 - Suppliers and Materials

Principal components used in manufacturing are purchased from the following single sources: Berry Plastics, Dow Chemical and BASF. The total materials purchased from single sources in 2010 and 2009 amounted to $144,870 and $102,180, respectively, representing 42% and 31%, respectively, of the total material purchases in each year.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Employee Benefit Plans

The Company maintains a 401(K) plan (the “Plan”) for the benefit of all eligible employees. The Plan does not provide for any Company match and therefore no expense was recorded in 2010 and 2009.

Note 16 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

December 31, 2010
Beginning Balance as of January 1, 2010	$--
NewNew derivative liabilities acquired (Hepalife)	(11,917)
Net Net unrealized gain/loss on derivative financial Instruments	7,287

Ending Balance as of December 31, 2010	$(4,630)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities			$1,721

Non Recurring:
Intangible assets			$8,100,000
Goodwill			$9,386,780

Our level 3 liabilities consist of derivative liabilities associated with warrants that contain exercise reset provisions. Their fair values were determined using pricing models for which at least one significant assumption is unobservable. For the assets valued on a nonrecurring basis, fair value was determined using discounted cash flow methodologies or similar techniques.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Subsequent Events

Options Granted

On January 3, 2011, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.135 with an expiration date of January 2, 2021, to five new members of the Board. All the options vested and are exercisable on the date of grant. The fair value of the options granted was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 107.73%, risk-free interest rate of 2.02% and an expected term of 5.16 years. The options issued were valued at $0.11 each for a total of $137,500.

On March 1, 2011, the Company granted 5,000,000 non-qualified stock options with an exercise price of $0.21 and with an expiration date of March 1, 2016, all of which vested and were exercisable as of the grant date. The fair value of the options granted was calculated using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 107.73%, risk-free interest rate of 2.11% and an expected term of 5.00 years. The options issued were valued at $0.165 each for a total of $825,000.

Unregistered Sales of Equity Securities

On March 2, 2011, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued (i) 6,250,000 shares of Common Stock and (ii) a five year warrant to purchase 6,250,000 shares of Common Stock at an exercise price of $0.17 per share (the “Investor Warrant”), in exchange for aggregate consideration of $1,000,000 (the “Private Placement”). The Investor Warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In addition, the Company may accelerate the expiration date of all or a portion of the Investor Warrant in the event (i) a registration statement filed with the U. S. Securities and Exchange Commission is effective registering the resale of the shares of Common Stock issuable upon exercise of the Investor Warrant, (ii) the volume weighted average price of Common Stock for 15 consecutive trading days (the “Measurement Period”) equals or exceeds $0.50 per share (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) and (iii) gross sales of Common Stock on the principal trading market equal or exceed $250,000 on each trading day during the Measurement Period (such right, an “Acceleration Right”).

The Investor Shares and the Investor Warrant were issued to the Investor, an accredited investor, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the U.S. Securities and Exchange Commission thereunder.

Palladium (the “Placement Agent”) served as the placement agent in the Private Placement. As consideration for serving as our placement agent, the Company issued the Placement Agent (i) 437,500 shares of Common Stock (the “Placement Agent Shares”) and (ii) a five year warrant to purchase 312,500 shares of Common Stock at an exercise price of $0.20 per share (the “Placement Agent Warrant”). The Placement Agent Warrant is exercisable immediately for cash. In addition, if at any time following the first anniversary of the date of issuance of the Placement Agent Warrant the shares of Common Stock issuable thereunder are not registered for resale pursuant to an effective registration statement, the Placement Agent Warrant may be exercised by way of a cashless exercise. The Placement Agent Warrant also (i) contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events and (ii) has an Acceleration Right.

The Placement Agent Shares and the Placement Agent Warrant were issued to the Placement Agent, an accredited investor, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the U.S. Securities and Exchange Commission thereunder.

2.   Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.   Exhibits

The following exhibits are filed as part of this Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of May 11, 2010, by and among the Company, HT Acquisition Corp. and AquaMed Technologies, Inc., filed as Exhibit 2.1 to the Form 8-K filed May 17, 2010.
2.2	Certificate of Merger, dated May 11, 2010, by and between AquaMed Technologies, Inc. and HT Acquisition Corp., filed as Exhibit 2.2 to the Form 8-K filed May 17, 2010.
3.1	Articles of Incorporation, filed as Exhibit 3.2 to the Form10-K/A filed April 29, 2011.
3.2	Amended and Revised Bylaws, filed as Exhibit 3.2 to the Form 8-K filed June 10, 2010.
4.1	Form of Series E Stock Purchase Warrant, filed as Exhibit 4.1 to the Form 8-K filed May 17, 2010.
4.2	Form of Series F Stock Purchase Warrant, filed as Exhibit 4.2 to the Form 8-K filed May 17, 2010.
9.1
Stockholder Voting Agreement and Irrevocable Proxy, dated as of May 11, 2010, by and among the Company, Harborview Master Fund LP and certain stockholders signatory thereto, filed as Exhibit 4.2 to the Form 8-K filed May 17, 2010.

10.1	2001 Incentive Stock Purchase Plan filed as Exhibit 10.2 to the Form S-8 filed on May 8, 2003.
10.2	Common Stock Purchase Agreement (Exhibit 10) and Registration Rights Agreement (Exhibit 10.2) with Fusion Capital Fund II, LLC to the Form 8-K filed July 13, 2005.
10.3	Securities Purchase Agreement with GCA Strategic Investment Limited to the Form 8-K filed May 16, 2007.
10.4
Subscription Agreement (Exhibit 10.1), Registration Rights Agreement (Exhibit 10.2) and Series C Warrant Agreement (Exhibit 10.3), relating to the Private Placement of 10,660,705 units on May 23, 2008, filed as Exhibit 10.1 and 10.2 to the Form 8-K filed May 28, 2008.

10.5	Interim Executive Services Agreement, dated October 13, 2009, with Amit S. Dang to the Form 8-K filed October 19, 2009.
10.6	Warrant Exercise or Exchange Agreement with the holders of its Series C Warrants (Exhibit 10.1) filed as Exhibit 10.1 to the Form 10-K filed October 28, 2009.
10.7	Investor Relations Service Agreement, dated as of May 11, 2010, by and between the Company and Cogito, Corp., filed as Exhibit 10.1 to the Form 8-K filed May 17, 2010.
10.8	Placement Agent Agreement, dated as of May 6, 2010, by and between Palladium Capital Advisors, LLC and the Company, filed as Exhibit 10.2 to the Form 8-K filed on May 17, 2010.
10.9	Form of Subscription Agreement, filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2010.
10.10	Form of Offer Letter, filed as Exhibit 10.1 to the Form 8-K filed January 5, 2011.
10.11	Form of Indemnification Agreement, filed as Exhibit 10.2 to the Form 8-K filed January 5, 2011.
10.12	Securities Purchase Agreement, dated as of March 2, 2011, by and between the Company and the Investor, filed as Exhibit 10.1 to the Form 8-K filed March 3, 2011.
10.13	Investor Warrant Issued March 2, 2011, filed as Exhibit 10.2 to the Form 8-K filed March 3, 2011.
10.14	Placement Agent Warrant Issued March 2, 2011, filed as Exhibit 10.3 to the Form 8-K filed March 3, 2011.
10.15*	Executive Office Lease Agreement, dated as of November 1, 2010, by and between the Company and Harborview Capital Management, LLC.
14.1	Code of Business Conduct and Ethics, effective January 3, 2011, filed as Exhibit 14.1 to the Form 8-K filed January 5, 2011.
23.1*	Consent of Independent Registered Public Accounting Firm to the Form 10-K.
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to the Form10-K.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to the Form10-K.
____________
*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliqua, Inc.

March 31, 2011	By:	/s/ Richard Rosenblum
Richard Rosenblum
President
(Principal Executive Officer)

/s/ Steven Berger
Steven Berger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

/s/ Richard Rosenblum
Richard Rosenblum	President (Principal Executive Officer)	March 31, 2011
/s/ Steven Berger
Steven Berger	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2011

/s/ David Stefansky
David Stefansky	Chairman and Director	March 31, 2011

/s/ Michael Goldberg, M.D.
Michael Goldberg, M.D.	Director	March 31, 2011

/s/ Joseph M. Leone
Joseph M. Leone	Director	March 31, 2011

/s/ Kenneth Pearsen, M.D.
Kenneth Pearsen, M.D.	Director	March 31, 2011

/s/ Joseph Sierchio
Joseph Sierchio	Director	March 31, 2011

/s/ Jeffrey Sklar
Jeffrey Sklar	Director	March 31, 2011

/s/ Nochum Stein
Nochum Stein	Director	March 31, 2011