Form 10-K/A
period 2010-12-31
Alliqua, Inc.
filed 2011-05-12
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 25, 2011 was $23,872,798. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2011 was 206,571,658 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The purpose of this amendment is to correct the information provided in the beneficial ownership table in Item 12, Part III of the Form 10-K filed by Alliqua, Inc. with the Securities and Exchange Commission on March 31, 2011. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K is being amended or updated by this amendment.

PART III

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

Person or Group	Number of Shares of Common Stock	Percent

David Stefansky	39,461,165 (1)	19.1%
850 Third Avenue, Suite 1801
New York, NY 10022

Richard Rosenblum	39,461,165 (2)	19.1%
850 Third Avenue, Suite 1801
New York, NY 10022

Steven Berger	750,000 (3)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Joseph Sierchio	370,000 (4)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Joseph M. Leone	250,000 (5)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Kenneth D. Pearson	250,000 (5)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Jeffrey Sklar	250,000 (5)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Nachum Stein	250,000 (5)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Michael Goldberg	250,000 (5)	<1%
850 Third Avenue, Suite 1801
New York, NY 10022

Amit Dang	100,000 (5)	<1%
60 State Street, Suite 700
Boston, MA 02109

1420525 Alberta Ltd.	34,261,174 (6)	16.6%
216-1628 West First Avenue
Vancouver, B.C.
V6J 1G1 Canada

Directors and Executive Officers as a group (9 persons)	45,597,832	22.1%

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

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to the Form10-K, File No. 000-29819.

32.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to the Form10-K, File No. 000-29819

____________

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliqua, Inc.

May 12, 2011	By:	/s/ Richard Rosenblum
Richard Rosenblum
President
(Principal Executive Officer)

/s/ Steven Berger
Steven Berger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)