Form 10-Q
period 2011-03-31
Alliqua, Inc.
filed 2011-05-12
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of the registrant’s common stock $0.001 par value, outstanding as of May 11, 2011: 209,073,863

		Page
	PART I
ItemItem 1.	Financial Statements	1
ItemItem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ItemItem 4.	Controls and Procedures	17
	PART II
ItemItem 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	Unaudited
Assets

Current Assets
Cash and Cash Equivalents	$1,831,144	$1,393,727
Restricted Cash - Escrow	282,404	362,546
Accounts Receivable, net	137,669	122,925
Inventories	169,853	128,558
Prepaid Expenses	104,132	70,572
Total Current Assets	2,525,202	2,078,328

Property and Equipment, net	2,182,122	2,244,784

Intangibles, net	10,941,667	11,029,167

Goodwill	9,812,749	9,812,749

Security Deposit	32,341	32,341

Total Assets	$25,494,081	$25,197,369

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$289,053	$272,829
Accrued Expenses	85,434	23,056
Deferred Income	117,000	39,000
Derivative Liability	5,891	4,630
Total Current Liabilities	497,378	339,515

Long-term Liabilities
Deferred Rent Payable	17,759	16,741
Deferred Tax Obligation	22,000	22,000
Total Liabilities	537,137	378,256

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 206,571,658 shares issued and outstanding as at March 31, 2011 and 199,884,158 shares issued and outstanding at December 31, 2010	206,573	199,885
Additional paid-in capital	30,774,697	28,481,087
Accumulated deficit	(6,024,326)	(3,861,859)
Total Stockholders' Equity	24,956,944	24,819,113
Total Liabilities and Stockholders' Equity	$25,494,081	$25,197,369

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended
	March 31,
	2011	2010

Revenue, net	$403,392	$229,408

Cost of Sales	496,607	432,793

Gross Loss	(93,215)	(203,385)

Operating Expenses
Selling, General and Administrative (inclusive of stock-based compensation of $1,310,298)	1,936,327	189,865
Research and Product Development	132,616	-
Total Operating Expenses	2,068,943	189,865

Loss from operations	(2,162,158)	(393,250)

Other Income (Expenses)
Interest Expense	(562)	(538)
Interest Income	1,514	373
Change in Value of Warrant Liability	(1,261)	-
Total Other Income (Expenses)	(309)	(165)

Net Loss	$(2,162,467)	$(393,415)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.00)

Weighted-Average Shares Outstanding	202,113,325	76,988,000

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2011	199,884,158	$199,885	$28,481,087	(3,861,859)	$24,819,113

Issuance of common stock for cash, March 2011	6,250,000	6,250	993,750		1,000,000

Placement Fee	437,500	438	(10,438)		(10,000)

Share based compensation			1,310,298		1,310,298

Net loss for three months				(2,162,467)	(2,162,467)

Balance, March 31, 2011	206,571,658	$206,573	$30,774,697	$(6,024,326)	$24,956,944

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(2,162,467)	$(393,415)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	156,680	155,330
Reserve for Obsolete Inventory	(62)	-
Share Based Compensation	1,310,298	-
Change in Value of Warrant Liability	1,261	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,744)	176,710
Inventory	(41,233)	(13,053)
Prepaid Expenses	(33,560)	(7,592)
Accounts Payable and Accrued Expenses	78,602	20,263
Deferred Rent	1,018	1,763
Deferred Revenue	78,000	39,000
Net Cash Used by Operating Activities	(626,207)	(20,994)

Cash flows from investing activities
Decrease in Restricted Cash	80,142	-
Purchase of Property and Equipment	(6,518)	(15,193)
Net Cash Provided (Used) by Investing Activities	73,624	(15,193)

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	990,000	-
Net Cash Provided by Financing Activities	990,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	437,417	(36,187)

Cash and Cash Equivalents - Beginning of period	1,393,727	179,692

Cash and Cash Equivalents - End of period	$1,831,144	$143,505

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$562	$538

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 1 - Organization

Alliqua, Inc., formerly Hepalife Technologies, Inc., (“Alliqua” or the "Company"), a public company, is a Florida corporation formed on October 21, 1997.  On December 20, 2010, the Company changed its name to Alliqua, Inc.

AquaMed Technologies, Inc. (“AquaMed”) is a Delaware corporation formed on January 13, 2009. On May 11, 2010, Alliqua consummated a merger (the “Merger”) whereby Alliqua acquired all of the issued and outstanding common and preferred shares of AquaMed, a privately-held Delaware corporation. As a result of the transaction, the former owners of AquaMed became the controlling stockholders of Alliqua. Accordingly, the merger of AquaMed and Alliqua has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer.  Pursuant to the Merger, the Company has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

The Company is a biomedical company that does business through the following wholly owned subsidiaries:

•
AquaMed, which was incorporated under the laws of the State of Delaware on January 13, 2009. Through AquaMed, the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

•
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in the State of Delaware on October 27, 2010. Through Alliqua Biomedical, the Company intends to market AquaMed’s own branded lines of prescription and OTC wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers; and

•
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated under the laws of the State of Nevada on April 17, 2007. Through HepaLife, the Company focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

Note 3 - Summary of Significant Accounting Policies

Liquidity

At March 31, 2011, cash and cash equivalents totaled $1,831,144, excluding $282,404 of restricted cash, compared to $1,393,727 at December 31, 2010. The increase of $437,417 was attributable to $990,000 received from the issuance of common stock, the decrease in restricted cash of $80,142 less the amount of cash used from operating activities of $626,207 and capital expenditures of $6,518. The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company believes its cash balances and anticipated cash flows from operations will be sufficient to meet its cash requirements over the next twelve months.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 3 - Summary of Significant Accounting Policies, continued

Liquidity, continued

We will require additional capital in order to execute the longer term aspects of our business plan. If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing our business development activities or suspending the pursuit of our business plan. There can be no assurance that the Company will be successful in securing additional capital, if needed.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the three months ended March 31, 2011 and 2010, the Company was not required to provide for a provision for income taxes as a result of losses incurred during the period.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2011.

Research and Development Expenses

Research and development expenses represent costs incurred to develop technology. Research and development expenses are charged to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. Research and development expenses are not tracked by project. Any purchased in-process research and development technology is capitalized and is not amortized until such time as the technology is placed in service.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the Merger.  Common stock equivalents, consisting of warrants and stock options, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	March 31,
	2011	2010
Stock Options	18,970,000	-
Warrants	19,802,273	-
Total Common Shares Issuable	38,772,273	-

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350 “Intangibles - Goodwill and Other”.  ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company did not recognize any intangible asset impairment charges for the three month period ended March 31, 2011 or for the three month period ended March 31, 2010.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the three month period ended March 31, 2011 or for the three month period ended March 31, 2010.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 3 - Summary of Significant Accounting Policies, continued

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing the fair value to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company did not recognize any impairment charges for goodwill for the three month period ended March 31, 2011 or for the three month period ended March 31, 2010.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements.

Note 4 - Inventories

Inventories consist of the following:	As of
	March 31, 2011	December 31, 2010
Raw materials	$115,358	$108,145
Work in process	27,260	10,140
Finished goods	27,361	10,461
Less: Inventory reserve	(126)	(188)

Total	$169,853	$128,558

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2011	$11,100,000	$600,000	$11,700,000	$(670,833)	$11,029,167

Additions	-	-	-	(87,500)	(87,500)

Balance as of March 31, 2011	$11,100,000	$600,000	$11,700,000	$(758,333)	$10,941,667

Weighted average amortization period at March 31, 2011 (in years)	7.9	9.9

Technology includes in-process research and development technology of $8,100,000 which represents patented biotech technologies (acquired from Alliqua in the Merger) which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service.

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Note 6 – Commitments and Contingencies

Operating Leases

Manufacturing Facility

The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 6 – Commitments and Contingencies, continued

Operating Leases, continued

Rent expense charged to operations amounted to $47,899 for the three months ended March 31, 2011.  In addition, the lease requires monthly reimbursements which are adjusted annually.  The monthly reimbursements for the three months ended March 31, 2011 amounted to $13,500.

The terms of the Company’s lease obligation provides for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $17,759 and $16,741 represents the unamortized rent adjustment amount at March 31, 2011 and December 31, 2010, respectively.

Corporate Office

The Company has an obligation for sublet corporate office space located at 850 3rd Avenue, New York, NY which is on a month to month lease. Rent expense charged to operations amounted to $42,000 for the three months ended March 31, 2011.

Consulting Agreements

The Company currently has several consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates.  The agreements range in length from three months to two years and on average total approximately $83,500 per month. For the three months ended March 31, 2011 the total fees paid and charged to operating expenses were $250,490. Under the terms of these agreements, the consulting arrangements may be terminated at any time with no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS License : On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in year 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three months ended March 31, 2011 and 2010, the Company incurred $10,000 and $0, respectively, in license maintenance fees which were charged to general and administrative expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of March 31, 2011.

Note 7 – Stockholders’ Equity

Common Stock and warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of March 31, 2011, 206,571,658 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 7 – Stockholders’ Equity, continued

Common Stock and warrants, continued

In March 2011, the Company issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $1,000,000. The warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. In connection with this offering, the Company paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of March 31, 2011, no shares of preferred stock are issued or outstanding.

Related Party

On January 3, 2011, a total of 1,250,000 non-qualified stock options were granted to the new members of the Board of Directors (see Note 8).

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options to certain members of its board and an employee (see Note 8).

The Company paid Harborview Capital Management, LLC a total of $42,000 for the three months ended March 31, 2011 for sub-leased office space.

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others.

Stock Based Compensation

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options with an exercise price of $0.21 with an expiration date of March 1, 2021, to certain members of its board and employees for their contributions to date to the success of the Company.  These options were valued at $815,000 utilizing the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 106.2%, risk-free interest rate of 2.11% and an expected life of 5.0 years.  These options have a ten year term and vested immediately on the grant date.

On January 3, 2011, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.135 with an expiration date of January 3, 2021, to the new members of its board.  These options were valued at $138,750 using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 107.7%, risk-free interest rate of 2.02% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.

During the three months ended March 31, 2011, total stock option compensation expense charged to operations was $1,310,298, with $1,083,845 classified as salaries and benefits and $226,453 included in director fees. No options were granted during the three months ended March 31, 2010.

At March 31, 2011, the unamortized value of employee stock options outstanding was approximately $498,212. The unamortized portion at March 31, 2011 will be expensed over a weighted average period of 0.70 years.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 8 – Stock Options, continued

Stock Based Compensation, continued

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2010	12,720,000	$0.147	9.86	$188,250
Options Granted January 3, 2011	1,250,000	0.135	9.77	56,250
Options Granted March 1, 2011	5,000,000	0.21	9.93	-
Options outstanding at March 31, 2011	18,970,000	$0.163	9.71	$439,250
Exercisable March 31, 2011	12,690,000	$0.171	9.71	$276,750

The intrinsic value is calculated as the difference between the market value as of March 31, 2011, and the exercise price of the shares. The market value per share as of March 31, 2011 was $0.18 as reported on the Over the Counter Bulletin Board.

Note 9 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended March 31, 2011, three major customers accounted for approximately 88% of revenue, with each customer individually accounting for 61%, 17%, and 10% of total revenue.  For the three months ended March 31, 2010, three major customers accounted for approximately 86% of revenue, with each customer individually accounting for 37%, 31% and 18% of total revenue.

Note 10 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

March 31, 2011 (unaudited)
Beginning Balance as of January 1, 2011	$(4,630)

Net unrealized gain (loss) on derivative financial instruments	(1,261)

Ending Balance as of March 31, 2011	$(5,891)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3

Recurring:
Derivative liabilities	N/A	N/A	$5,891

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000
Goodwill	N/A	N/A	$9,386,780

Our level 3 liabilities consist of derivative liabilities associated with warrants that contain exercise reset provisions. Their fair values were determined using pricing models for which at least one significant assumption is unobservable. For the assets valued on a nonrecurring basis, fair value was determined using discounted cash flow methodologies or similar techniques.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011

Note 11 – Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with the Alliqua merger added in for the periods presented below preceding the acquisition of their respective net assets:

For the three months ended
March 31, 2010 (pro-forma)
Revenues	$229,408
Net Loss Available to common shareholders	(666,149)
Pro-forma basic and diluted net loss per common share	(0.00)
Pro-forma weighted average common shares outstanding – basic and diluted	178,482,158

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the Merger had been completed as of the beginning of 2010.

Note 12 – Subsequent events

On May 2, 2011, we issued 2,502,205 shares of restricted common stock to an investor pursuant to a cashless warrant exercise.  The company did not receive any proceeds from this warrant exercise.

During the second quarter of 2011, we filed two provisional patents with the United States Patent and Trademark Office related to our development of new transdermal products utilizing our proprietary technology.  The filings were based on positive test results with respect to specific chemical agents that improved the delivery of active ingredients when used in conjunction with the Company’s hydrogel drug delivery platform.  The patent applications are directed to specific formulations that management believes will enhance the performance of its platform.  These filings demonstrate our continued efforts to develop intellectual property, which is protected and defensible and to insure the long-term commercial position of our products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “AquaMed,” “we,” “our” and “us” for periods prior to the closing of the merger on May 11, 2010 refer to AquaMed Technologies, Inc., a privately held Delaware corporation that is now our wholly-owned subsidiary, and references to the “Company,” “Alliqua,” “we,” “our” and “us” for periods subsequent to the closing of the merger on May 11, 2010, refer to Alliqua, Inc., a Florida corporation, and its subsidiaries.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	adverse economic conditions, intense competition;

•	loss of a key customer or supplier;

•	lack of meaningful research results;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation;

•	inadequate capital;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	price increases for supplies and components;

•	inability to carry out research, development and commercialization plans;

•	loss or retirement of key executives and research scientists and other specific risks; and

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives.

When considering our forward-looking statements, keep in mind the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

Overview

On May 11, 2010, we consummated a merger (the “Merger”) with AquaMed Technologies, Inc., a Delaware corporation (“AquaMed”), pursuant to which we acquired all of the issued and outstanding capital stock of AquaMed in exchange for 85 million shares of our common stock, which represented approximately 45% of our voting control. In connection with the Merger, our sole officer resigned and was replaced by designees of AquaMed. In addition, in connection with the Merger, a majority of Alliqua’s directors resigned and were replaced by designees of AquaMed. As a result, the Merger has been accounted for as a reverse business combination in which AquaMed was deemed to be the accounting acquirer and AquaMed’s historical financial statements for periods prior to the Merger have become our historical financial statements.  Operations reported for periods prior to the Merger are those of AquaMed.

We are a biomedical company that does business through the following wholly owned subsidiaries:

•
AquaMed, which was incorporated under the laws of the State of Delaware on January 13, 2009. Through AquaMed, the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

•
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in the State of Delaware on October 27, 2010. Through Alliqua Biomedical, the Company intends to market AquaMed’s own branded lines of prescription and OTC wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers; and

•
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated under the laws of the State of Nevada on April 17, 2007. Through HepaLife, the Company focuses on the development of a cell-based bioartificial liver system, HepaMate™, as a potentially lifesaving treatment for liver failure patients.

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

Revenue Recognition

Alliqua applies the revenue recognition principles in accordance with Accounting Standard Codification (“ASC”) 605, “Revenue Recognition”, with respect to recognizing our revenues. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. We do not track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is not amortized until such time as the technology is placed in service. We incurred $132,616 of research and development expenses during the three months ended March 31, 2011.

Impairment of long-lived assets subject to amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the three month period ended March 31, 2011 or for the three month period ended March 31, 2010.

Goodwill

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment.

Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including the associated goodwill. To determine fair value, we use the market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

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

Results of Operations

Revenues

Product sales for the three months ended March 31, 2011 increased 76% to $403,392, as compared to $229,408 for the same period in 2010. Increased product sales reflect higher sales of our hydrogel products, predominately due to the increased sales volume of our largest customer.

We anticipate that our product sales will continue to increase for the remaining balance of the year, but will remain insufficient to support our operations at expected spending levels and we will continue to incur an operating loss through the end of the fourth quarter in 2011.

Gross Loss

Gross loss for the three months ended March 31, 2011 was $93,215 as compared to a loss of $203,385 for the same period in 2010. As a percentage of sales, gross loss was 23% for the three months ended March 31, 2011, as compared to a gross loss of 89% for the same period in 2010. The lower gross loss percentage for the three months ended March 31 for 2011 as compared to the same period in 2010 was primarily due to higher sales with similar fixed overhead expenses. Our gross profit or loss may fluctuate from quarter to quarter based on the mix of products sold and volume of products sold in each period. Depreciation of equipment and amortization of technology included in cost of goods sold for the three months ended March 31, 2011 was $156,109, up slightly from $155,330 for the same period in 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 were $1,936,327 as compared to $189,865 for the same period in 2010. The increase in expenses was primarily due to higher administrative personnel costs associated with an increase in management positions and quality assurance personnel, higher marketing and advertising costs, higher consulting costs and professional fees, and non-cash stock based compensation expense of $1,310,298 incurred during the quarter. As a result, general and administrative expenses were 480% of sales for the three months ended March 31, 2011, as compared to 83% for the same period in 2010.

Research and Development Expenses

We incurred $132,616 of research and development expenses during the three months ended March 31, 2011, as compared to incurring no research and development expenses during the same period in 2010. We expect research and development expenses to remain at this level or increase as we continue to develop and maintain new hydrogel products.

Interest Income

Interest income for the three month period ended March 31, 2011 and the same period in 2010 represents interest earned on cash and cash equivalents.  Interest income for the three month period ended March 31, 2011 was $1,514, an increase from $373 for the three month period ended March 31, 2010, due to higher cash balances in 2011.

Liquidity and Capital Resources

General

At March 31, 2011, cash and cash equivalents totaled $1,831,144, excluding $282,404 of restricted cash held in escrow, compared to $1,393,727 at December 31, 2010. The increase of $437,417 was attributable to $990,000 received from the issuance of 6,250,000 shares of common stock in March, the decrease in restricted cash of $80,142 less the amount of cash used from operating activities of $626,207 and capital expenditures of $6,518.

In March 2011, we issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.16 per share for net proceeds of $990,000. The warrant is exercisable immediately for cash or by way of a cashless exercise. In connection with this private placement, we paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. We believe our current cash balances and anticipated cash flows from operations will be sufficient to meet our cash requirements over the next twelve months.

We will require additional capital in order to execute the longer term aspects of our business plan. If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing our business development activities or suspending the pursuit of our business plan. There can be no assurance that the Company will be successful in securing additional capital, if needed.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements.

ITEM 4.	Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, we conducted an evaluation, under the supervision and participation of management including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: May 12, 2011	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Offer Letter is incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 5, 2011.

10.2	Form of Indemnification Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.

10.3	Securities Purchase Agreement, dated as of March 2, 2011, by and between Alliqua, Inc. and the Investor is incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 3, 2011.

10.4	Investor Warrant Issued March 2, 2011 is incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 3, 2011.

10.5	Placement Agent Warrant issued March 2, 2011 is incorporated by reference to Exhibit 10.3 to the Form 8-K filed March 3, 2011.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
*           Filed herewith.