Form 10-Q
period 2011-06-30
Alliqua, Inc.
filed 2011-08-15
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-29819

ALLIQUA, INC.
(Exact name of registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

850 Third Avenue
Suite 1801
New York, New York10022
(Address of principal executive offices)
(Zip Code)

(646) 218-1450
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 12, 2011: 209,073,863

TABLE OF CONTENTS

		Page
PART I

ItemItem 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ItemItem 4.	Controls and Procedures	19

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ItemItem 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$1,521,374	$1,393,727
Restricted Cash - Escrow	150	362,546
Accounts Receivable	137,077	122,925
Inventories	176,737	128,558
Prepaid Expenses	105,365	70,572
Total Current Assets	1,940,703	2,078,328

Property and Equipment, net	2,126,652	2,244,784

Intangibles, net	10,854,167	11,029,167

Goodwill	9,812,749	9,812,749

Security Deposit	32,341	32,341

Total Assets	$24,766,612	$25,197,369

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$170,106	$272,829
Accrued Expenses	30,993	23,056
Deferred Income	39,000	39,000
Derivative Liability	310	4,630
Total Current Liabilities	240,409	339,515

Long-term Liabilities
Deferred Rent Payable	18,778	16,741
Deferred Tax Obligation	28,000	22,000
Total Liabilties	287,187	378,256

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 209,073,863 shares issued and outstanding at June 30, 2011 and 199,884,158 shares issued and outstanding at December 31, 2010	209,075	199,885
Additional paid-in capital	30,950,788	28,481,087
Accumulated deficit	(6,680,438)	(3,861,859)
Total Stockholders' Equity	24,479,425	24,819,113
Total Liabilities and Stockholders' Equity	$24,766,612	$25,197,369

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue, net	$848,228	$410,167	$1,251,620	$639,576

Cost of Sales	544,151	465,186	1,040,758	910,483

Gross Profit (Loss)	304,077	(55,019)	210,862	(270,907)

Operating Expenses
General and Administrative (inclusive of stock based
compensation-see Note 8)	821,127	259,863	2,757,453	437,224
Research and Product Development	139,413	-	272,029	-
Total Operating Expenses	960,540	259,863	3,029,482	437,224

Loss from operations	(656,463)	(314,882)	(2,818,620)	(708,131)

Other Income (Expense)
Interest Expense	(667)	(389)	(1,229)	(927)
Acquisition Related Costs	-	(381,874)	-	(381,874)
Interest Income	1,436	2,616	2,950	2,988
Other Income	-	1,615		1,615
Change in Value of Warrant Liability	5,581	4,786	4,320	4,786
Total Other Income (Expense)	6,350	(373,246)	6,041	(373,412)

Income Tax Provision	6,000	-	6,000	-

Net Loss	$(656,113)	$(688,128)	$(2,818,579)	$(1,081,543)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	208,221,463	145,757,385	205,184,267	111,562,663

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2011	199,884,158	$199,885	$28,481,087	$(3,861,859)	$24,819,113

Issuance of common stock for cash, March 2011	6,250,000	6,250	993,750		1,000,000

Placement Fee	437,500	438	(10,438)		(10,000)

Cashless exercise of warrants	2,502,205	2,502	(2,502)		-

Share based compensation			1,488,891		1,488,891

Net loss for six months				(2,818,579)	(2,818,579)

Balance, June 30, 2011	209,073,863	$209,075	$30,950,788	$(6,680,438)	$24,479,425

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(2,818,579)	$(1,081,543)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	313,788	311,670
Reserve for Obsolete Inventory	1,933	-
Share Based Compensation	1,488,891	-
Change in Value of Warrant Liability	(4,320)	(4,786)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,152)	3,232
Inventory	(50,112)	(29,544)
Deposits and Prepaid Expenses	(34,792)	(22,376)
Accounts Payable and Accrued Expenses	(94,786)	(23,176)
Deferred Tax Liability	6,000	-
Deferred Rent	2,037	-
Deferred Revenue	-	39,000
Net Cash Used in Operating Activities	(1,204,092)	(807,523)

Cash flows from Investing Activities
Cash Acquired from Acquisition	-	1,793,768
Decrease (Increase) in Restricted Cash	362,396	(501,503)
Purchase of Property and Equipment	(20,657)	(25,008)
Net Cash Provided by Investing Activities	341,739	1,267,257

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	990,000	1,550,000
Net Cash Provided by Financing Activities	990,000	1,550,000

Net Increase in Cash and Cash Equivalents	127,647	2,009,734

Cash and Cash Equivalents - Beginning of period	1,393,727	179,692

Cash and Cash Equivalents - End of period	$1,521,374	$2,189,426

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,229	$927
Non-cash investing and financing activities:
Common stock issued in the acquisition of Hepalife's net assets	$-	$17,498,694
exclusive of net cash
Common stock issued in a cashless exercise of warrants	$2,502	$-

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

The Company is a biomedical company that does business through the following wholly owned subsidiaries:

●
AquaMed, which was incorporated in Delaware on January 13, 2009. Through AquaMed, the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

●
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in Delaware on October 27, 2010. Through Alliqua Biomedical, the Company focuses on the development of proprietary products for wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin.  The Company intends to market its own branded lines of prescription and over-the-counter (“OTC”) wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers through Alliqua Biomedical.

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, the Company focuses on the development of a cell-based bioartificial liver system, HepaMate™, a potentially lifesaving treatment for liver failure patients.  The technology has previously been successfully tested in a clinical phase I study.  As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Liquidity

At June 30, 2011, cash and cash equivalents totaled $1,521,374, excluding $150 of restricted cash, compared to $1,393,727 at December 31, 2010, excluding $362,546 of restricted cash held in escrow. The increase of $127,647 was attributable to $990,000 received from the issuance of common stock, and the decrease in restricted cash of $362,396 less cash used in operating activities of $1,204,092 and capital expenditures of $20,657. The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company believes its cash balances and anticipated cash flows from operations will be sufficient to meet its cash requirements over the next twelve months.

The Company will require additional capital in order to execute the longer term aspects of its business plan, including additional research and development efforts related to HepaMate™.  The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means.  There is no assurance that the Company will be successful in locating suitable financing transactions in a timely fashion or at all.  Future financings through equity investments are likely to be dilutive to existing stockholders and, the terms of securities we issue may be more favorable for new investors.  Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects.  Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  The Company may also be required to recognize non-cash expenses in connection with certain securities it may issue, such as convertible notes and warrants, which may adversely impact the Company’s financial condition.

If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, it will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing business development activities or suspending the pursuit of the Company’s business plan. There can be no assurance that the Company will be successful in securing additional capital, if needed.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2010, the Company acquired IPR&D through the Merger.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the six months ended June 30, 2011, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2011.

Research and Development Expenses

Research and development expenses represent costs incurred to develop technology. Research and development expenses are charged to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. Research and development expenses are not tracked by project.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, Continued

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

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	June 30,
	2011	2010
Stock Options	18,870,000	170,000
Warrants	13,567,201	13,239,773
Total Common Shares Issuable	32,437,201	13,409,773

Intangible Assets

The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”.  ASC Topic 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the six month periods ended June 30, 2011 and 2010.

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing fair value of the reporting unit to its carrying value, including the associated goodwill. To determine fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows.  The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company did not recognize any impairment charges for goodwill for the six month periods ended June 30, 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures.”  ASC Topic 820 clarifies that fair value should be measured as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

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

ASC Topic 825, “Fair Value Option” permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.  The Company re-evaluates its accounting estimates at least quarterly and records adjustments, when necessary.

Reclassification

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements or disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Inventories

Inventories consist of the following:	As of
	June 30, 2011	December 31, 2010
Raw materials	$139,865	$108,145
Work in process	29,482	10,140
Finished goods	9,511	10,461
Less: Inventory reserve	(2,121)	(188)
Total	$176,737	$128,558

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2011	$11,100,000	$600,000	$11,700,000	$(670,833)	$11,029,167

Additions	-	-	-	(175,000)	(175,000)

Balance as of June 30, 2011	$11,100,000	$600,000	$11,700,000	$(845,833)	$10,854,167

Weighted average amortization period at June 30, 2011 (in years)	7.6	9.6

Technology includes IPR&D of $8,100,000 which represents patented biotech technologies (acquired from Alliqua in the Merger) which currently have no commercial use. The value assigned to these technologies is considered an indefinite-lived intangible asset and is not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of June 30, 2011 there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge for the six months ended June 30, 2011.

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $175,000 for the three and six months ended June 30, 2011, respectively, as compared to $87,500 and $175,000 for the same periods in 2010, respectively.

Note 6 – Commitments and Contingencies

Operating Leases

Manufacturing Facility

The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016.

Rent expense charged to operations amounted to $47,899 and $95,798 for the three and six months ended June 30, 2011, respectively, as compared to $47,899 and $95,798 for the same periods in 2010, respectively.  In addition, the lease requires monthly reimbursements which are adjusted annually.  The monthly reimbursements amounted to $13,500 and $27,000 for the three and six months ended June 30, 2011, respectively, as compared to $13,500 and $26,800 for the same periods in 2010, respectively.

The terms of the Company’s lease obligation provides for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the lease on a straight line basis. Deferred rent of $18,778 and $16,741 represents the unamortized rent adjustment amount at June 30, 2011 and December 31, 2010, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies, Continued

Corporate Office

The Company has an obligation for sublet corporate office space located at 850 3rd Avenue, New York, New York which is on a month to month lease. Rent expense charged to operations amounted to $42,000 and $84,000 for the three and six months ended June 30, 2011, respectively, as compared to $0 for the same periods in 2010 (see Note 9).

Consulting Agreements

The Company currently has several consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates.  The agreements range in length from six months to two years and total approximately $90,000 per month. For the three and six months ended June 30, 2011 the total fees paid and charged to operating expenses were $292,000 and $542,000, respectively. Under the terms of these agreements, the consulting arrangements may be terminated at any time with no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS License : On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) and entered into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license.  The license terminates upon the expiration of the last to expire of the patents licensed thereunder, unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and six months ended June 30, 2011, the Company incurred $6,575 and $16,575, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $0 and $10,000 for the same periods in 2010, respectively.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any such litigation as of June 30, 2011.

Note 7 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of June 30, 2011, 209,073,863 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities.  The holders of common stock have no preemptive, subscription, redemption or conversion rights.

In March 2011, the Company issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for gross proceeds of $1,000,000. The warrant was exercisable immediately for cash or by way of a cashless exercise which was exercised on May 2, 2011. In connection with this offering, the Company paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share.As a result of this issuance, the total number of warrants issued in 2007 outstanding at June 30, 2011 has been adjusted to 942,701 shares with an exercise price of $1.17.

On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise in full of warrants issued in the March 2011 financing.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of June 30, 2011, no shares of preferred stock are issued or outstanding.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others.

Stock Based Compensation

On January 3, 2011, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.135 and an expiration date of January 3, 2021, to the new members of its board.  These options were valued at $138,750 using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 107.7%, risk-free interest rate of 2.02% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options with an exercise price of $0.21 and an expiration date of March 1, 2021, to certain members of its board and employees for their contributions to date to the success of the Company.  These options were valued at $815,000 utilizing the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 106.2%, risk-free interest rate of 2.11% and an expected life of 5.0 years.  These options have a ten year term and vested immediately on the grant date.

During the three and six months ended June 30, 2011, total stock option compensation expense charged to operations was $178,593 and $1,488,891, respectively, with $178,260 and $1,262,105 classified as salaries and benefits, respectively, and $333 and $226,786 included in director fees, respectively. No options were granted during the six months ended June 30, 2010. At June 30, 2011, the unamortized value of employee stock options outstanding was approximately $319,618. The unamortized portion at June 30, 2011 will be expensed over a weighted average period of 0.45 years.  A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2011, is presented in the table below:

	Number of	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic
	Options	(per share)	(in years)	Value
Options outstanding at December 31, 2010	12,720,000	$0.15	9.86	$-
Options granted January 3, 2011	1,250,000	0.14	9.77	-
Options granted March 1, 2011	5,000,000	0.21	9.93	-
Options expired May 2, 2011	(100,000)	0.32	-	-
Options outstanding at June 30, 2011	18,870,000	$0.16	9.51	$-
Exercisable June 30, 2011	12,590,000	$0.17	9.54	$-

The intrinsic value is calculated as the difference between the market value as of June 30, 2011, and the exercise price of the shares. The market value per share as of June 30, 2011 was $0.09 as reported on the Over the Counter Bulletin Board.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party

For the three and six months ended June 30, 2011, a total of $40,500 and $81,000, respectively, was paid in director fees.

On January 3, 2011, a total of 1,250,000 non-qualified stock options were granted to the new members of the board of directors (see Note 8).

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options to certain members of its board and an employee (see Note 8).

The Company paid Harborview Capital Management, LLC $42,000 for the three months ended June 30, 2011 and $84,000 for the six months ended June 30, 2011 for sub-leased office space.  David Stefansky, the Company’s Chairman, and Richard Rosenblum, the Company’s President and a director, are the managing members of Harborview Capital Management, LLC.

Note 10 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended June 30, 2011, three major customers accounted for approximately 94% of revenue, with each customer individually accounting for 69%, 14%, and 11% of total revenue as compared to four major customers accounting for 91% of revenue, with each customer individually accounting for 38%, 29%, 17% and 7% for the same period in 2010.  For the six months ended June 30, 2011, three major customers accounted for approximately 92% of revenue, with each customer individually accounting for 67%, 13% and 12% of total revenue as compared to four major customers accounting for approximately 92% of revenue, with each customer individually accounting for 38%, 25%, 22% and 7% for the same period in 2010.

Note 11 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

June 30, 2011 (unaudited)
Beginning balance as of January 1, 2011	$(4,630)

Net unrealized gain (loss) on derivative financial instruments	4,320

Ending balance as of June 30, 2011	$(310)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$310

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000
Goodwill	N/A	N/A	$9,386,780

Our level 3 liabilities consist of derivative liabilities associated with warrants that contain exercise reset provisions. Their fair values were determined using pricing models for which at least one significant assumption is unobservable. For the assets valued on a non-recurring basis, fair value was determined using discounted cash flow methodologies or similar techniques.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Unaudited Pro-Forma Financial Information

The Company accounted for the Merger between Alliqua and AquaMed as a reverse merger combination, in which AquaMed was deemed to be the accounting acquirer (See Note 1).  The results of operations for the three and six months ended June 30, 2010 include the revenues and expenses of the acquired business since the date of acquisition on May 11, 2010.

The unaudited pro-forma results for the six months ended June 30, 2010 combines the historical results of Alliqua and AquaMed as if the acquisition had been completed as of the beginning of the period presented.  The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of the period presented.

For the six months ended
June 30, 2010 (pro-forma)
Revenues	$639,875
Net loss available to common shareholders	$(1,906,425)
Pro-forma basic and diluted net loss per common share	$(0.01)
Pro-forma weighted average common shares outstanding – basic and diluted	185,019,761

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the Merger had been completed as of the beginning of 2010.

Note 13 – Subsequent events

On July 15, 2011, the Company, through its subsidiary Alliqua Biomedical, Inc, entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company will have the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is for 10 years with a Company option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was paid, with royalties to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; 2016 - $600,000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011, as amended.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law.  Important factors that could cause such differences include, but are not limited to:

●	adverse economic conditions, including intense competition;

●	loss of a key customer or supplier;

●	lack of meaningful research results;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	inadequate capital;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components;

●	inability to carry out research, development and commercialization plans;

●	loss or retirement of key executives and research scientists;

●	impairment of goodwill and intangibles; and

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives.

When considering our forward-looking statements, keep in mind the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

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

We are a biomedical company that does business through the following wholly owned subsidiaries:

●
AquaMed, which was incorporated in Delaware on January 13, 2009. Through AquaMed, we develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

●
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in Delaware on October 27, 2010. Through Alliqua Biomedical, we focus on the development of proprietary products for wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin.  We intend to market our own branded lines of prescription and over-the-counter (“OTC”) wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers through Alliqua Biomedical.

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, we focus on the development of a cell-based bioartificial liver system, HepaMate™, a potentially lifesaving treatment for liver failure patients.  The technology has previously been successfully tested in a clinical phase I study.  As an extracorporeal cell-based bioartificial liver system, HepaMate™ is designed to combine blood detoxification with liver cell therapy to provide whole liver function in patients with the most severe forms of liver failure.

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

Revenue Recognition

Alliqua applies the revenue recognition principles in accordance with Accounting Standard Codification (“ASC”) 605, “Revenue Recognition”. Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. We do not track research and development expenses by project.

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2010, we acquired IPR&D through the Merger. Our IPR&D is comprised of the HepaMate™ technology, which was valued on the date of the Merger.  It will take additional financial resources to continue development of this technology.  Although we believe that the HepaMate™ technology has significant long-term profit potential, to date, management has made a decision to allocate existing resources to the manufacture, research and development of other products which it expects will have more immediate returns on investment.  We continue to seek additional capital for further development of HepaMate™.  Through June 30, 2011, we have not been successful in these fund raising efforts.  If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the six month period ended June 30, 2011 or for the six month period ended June 30, 2010. See "Acquired In-Process Research and Development ("IPR&D")" for further information.

Goodwill

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment.

Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing the fair value of the reporting unit to its carrying value, including the associated goodwill. To determine fair value, we use the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors.

At the Merger date, $9,386,000 of goodwill was allocated to HepaMateTM. As discussed above under "Acquired In-Process Research and Development ("IPR&D")", it will take additional resources to continue development of HepaMateTM.  If we choose to abandon our efforts to raise capital to develop HepaMateTM, or if we determine that such funding is not available, the related goodwill could be subject to significant impairment.

Fair Value of Financial Instruments

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

Results of Operations

Revenues

Product sales for the three and six months ended June 30, 2011 increased 107% and 96% to $848,228 and $1,251,620, respectively, as compared to $410,167 and $639,576, respectively, for the same periods in 2010. Increased product sales reflect higher sales of our hydrogel products, predominately due to increased sales volume to our largest customer.

We anticipate that our product sales will level off for the rest of 2011 more closely to historical levels, and will remain insufficient to support our operations at expected spending levels.  We will continue to incur an operating loss through the end of the fourth quarter in 2011.

Gross Profit (Loss)

Gross profit for the three and six months ended June 30, 2011 was $304,077 and $210,862, respectively, as compared to a loss of $55,019 and $270,907, respectively, for the same periods in 2010. As a percentage of sales, gross profit was 36% and 17% for the three and six months ended June 30, 2011 respectively,compared to a gross loss of 13% and 42% for the same periods in 2010. The more favorable gross profit percentages for the three and six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to the higher sales levels and similar levels of fixed overhead expenses.  Our gross profit or loss may fluctuate from quarter to quarter based on the mix and volume of products sold in any given period. Depreciation of equipment and amortization of technology included in cost of goods sold for the three and six months ended June 30, 2011 was $156,272 and $312,380, respectively, up slightly from $155,140 and $311,362, respectively, for the same periods in 2010.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2011 were $821,127 and $2,757,453, respectively, as compared to $259,863 and $437,224 for the same periods in 2010. The increase in expenses compared to the prior year was primarily due to higher administrative personnel costs associated with an increase in management positions and quality assurance personnel, higher marketing and advertising costs, higher consulting costs and professional fees, and non-cash stock based compensation expense of $178,593 and $1,488,891 for the three and six months ended June 30, 2011 respectively. As a result, general and administrative expenses were 97% and 220% of sales for the three and six months ended June 30, 2011 respectively, as compared to 63% and 68% for the same periods in 2010.  The non-cash stock based compensation expense recognized in the first quarter of 2011 accounts for the difference between the three and six month periods ending June 30, 2011.

Research and Development Expenses

We incurred $139,413 and $272,029 of research and development expenses during the three and six months ended June 30, 2011, respectively, compared to no research and development expenses during the same periods in 2010. We expect research and development expenses to remain at this past quarter’s level or increase as we continue to develop and maintain new hydrogel products.

Liquidity and Capital Resources

General

At June 30, 2011, cash and cash equivalents totaled $1,521,374, excluding $150 of restricted cash held in escrow, compared to $1,393,727 at December 31, 2010, excluding $362,546 of restricted cash held in escrow.  The increase of $127,647 was attributable to $990,000 received from the issuance of 6,250,000 shares of common stock in March 2011, the decrease in restricted cash of $362,396 less cash used in operating activities of $1,204,092 and capital expenditures of $20,657.  The use of cash in operating activities is primarily attributable to compensation, materials, legal & professional fees and research and development.

In March 2011, we issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for net proceeds of $990,000. The warrant was exercisable immediately for cash or by way of a cashless exercise.  On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise of the warrants in full. In connection with this private placement, we paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. We believe our current cash balances and anticipated cash flows from operations will be sufficient to meet our cash requirements over the next twelve months.

We will require additional capital in order to execute the longer term aspects of our business plan, including the further development of HepaMate™.  We may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means.  There is no assurance that we will be successful in locating suitable financing transactions in a timely fashion or at all. Future financings through equity investments are likely to be dilutive to existing stockholders and, the terms of securities we issue may be more favorable for new investors.  Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing our business development activities, abandoning the development of HepaMate™ or suspending the pursuit of our business plan. There can be no assurance that the Company will be successful in securing additional capital, if needed. In addition, if we choose to abandon our efforts to raise capital to develop the HepaMateTM technology, or if we determine that such funding is not available, the recorded value of the related intangibles and goodwill will be subject to significant impairment.  See “Acquired In-Process Research and Development,” “Impairment of Long–Lived Assets Subject to Amortization” and “Goodwill” for additional information.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles - Goodwill and Other (Topic 350)”. Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements or disclosures
.
In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, we conducted an evaluation, under the supervision and participation of management including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2011, we issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for net proceeds of $990,000. The warrant was exercisable immediately for cash or by way of a cashless exercise. On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise of the warrants in full.  The shares were issued to Frost Gamma Investments Trust.  These shares were offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. The recipient represented to us that it was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) and that it was acquiring the securities solely for its own account and not with a view to or for sale in connection with a distribution.

ITEM 6. EXHIBITS

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: August 15, 2011	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.2	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.2 to the Form 8-K filed July 20, 2011.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
*           Filed herewith.