Form 10-Q
period 2011-09-30
Alliqua, Inc.
filed 2011-11-14
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 14, 2011: 209,073,863

TABLE OF CONTENTS

		Page
	PART I
ItemItem 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ItemItem 4.	Controls and Procedures	25

	PART II

ItemItem 6.	Exhibits	26

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$984,464	$1,393,727
Restricted Cash - Escrow	-	362,546
Accounts Receivable	69,965	122,925
Inventories	166,396	128,558
Prepaid Expenses	19,803	70,572
Total Current Assets	1,240,628	2,078,328

Property and Equipment, net	2,192,890	2,244,784

Intangibles, net	10,766,667	11,029,167

Goodwill	9,812,749	9,812,749

Other Assets	187,637	32,341

Total Assets	$24,200,571	$25,197,369

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$295,403	$272,829
Accrued Expenses	43,334	23,056
Deferred Income	-	39,000
Derivative Liability	11	4,630
Total Current Liabilities	338,748	339,515

Long-term Liabilities
Deferred Rent Payable	19,797	16,741
Deferred Tax Obligation	28,000	22,000
Total Liabilties	386,545	378,256

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 209,073,863 shares issued and outstanding at September 30, 2011 and 199,884,158 shares issued and outstanding at December 31, 2010	209,075	199,885
Additional paid-in capital	31,129,334	28,481,087
Accumulated deficit	(7,524,383)	(3,861,859)
Total Stockholders' Equity	23,814,026	24,819,113
Total Liabilities and Stockholders' Equity	$24,200,571	$25,197,369

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue, net	$419,825	$282,416	$1,671,445	$921,992

Cost of Sales	481,026	485,959	1,521,784	1,396,442

Gross Profit (Loss)	(61,201)	(203,543)	149,661	(474,450)

Operating Expenses
General and Administrative (inclusive of stock based
compensation-see Note 8)	661,808	458,642	3,419,261	895,866
Research and Product Development	121,609	29,931	393,638	29,931
Total Operating Expenses	783,417	488,573	3,812,899	925,797

Loss from operations	(844,618)	(692,116)	(3,663,238)	(1,400,247)

Other Income (Expense)
Interest Expense	(644)	(1,090)	(1,873)	(2,017)
Acquisition Related Costs	-	-	-	(381,874)
Interest Income	1,018	3,403	3,968	6,391
Other Income	-	8,113	-	9,728
Change in Value of Warrant Liability	299	4,020	4,619	8,806
Total Other Income (Expense)	673	14,446	6,714	(358,966)

Income Tax Provision	-	-	6,000	-

Net Loss	$(843,945)	$(677,670)	$(3,662,524)	$(1,759,213)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted-Average Shares Outstanding	209,073,863	199,694,158	206,495,047	141,240,676

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity  (Unaudited)
For the Nine Months Ended September 30, 2011

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2011	199,884,158	$199,885	$28,481,087	$(3,861,859)	$24,819,113

Issuance of common stock
for cash, March 2011	6,250,000	6,250	993,750		1,000,000

Placement Fee	437,500	438	(10,438)		(10,000)

Cashless exercise of warrants	2,502,205	2,502	(2,502)		-

Share based compensation			1,667,437		1,667,437

Net loss for nine months				(3,662,524)	(3,662,524)

Balance, September 30, 2011	209,073,863	$209,075	$31,129,334	$(7,524,383)	$23,814,026

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(3,662,524)	$(1,759,213)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	471,957	468,063
Reserve for Obsolete Inventory	102	-
Share Based Compensation	1,667,437	-
Change in Value of Warrant Liability	(4,619)	(8,806)
Deferred Rent	3,056	3,800
Changes in Operating Assets and Liabilities:
Accounts Receivable	52,960	118,008
Inventory	(37,940)	(41,386)
Deposits and Prepaid Expenses	1,444	(71,370)
Accounts Payable and Accrued Expenses	42,852	107,836
Deferred Tax Liability	6,000	-
Deferred Revenue	(39,000)	39,000
Net Cash Used in Operating Activities	(1,498,275)	(1,144,068)

Cash flows from Investing Activities
Cash Acquired from Acquisition	-	1,793,768
Decrease (Increase) in Restricted Cash	362,546	(501,503)
Purchase of Equipment & Parts Not Placed In Service	(105,971)
Purchase of Property and Equipment	(157,563)	(53,591)
Net Cash Provided by Investing Activities	99,012	1,238,674

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	990,000	1,550,000
Net Cash Provided by Financing Activities	990,000	1,550,000

Net Increase (Decrease) in Cash and Cash Equivalents	(409,263)	1,644,606

Cash and Cash Equivalents - Beginning of period	1,393,727	179,692

Cash and Cash Equivalents - End of period	$984,464	$1,824,298

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,873	$2,017
Non-cash investing and financing activities:
Common stock issued in the acquisition of Hepalife's net assets	$-	$17,489,694
exclusive of net cash
Common stock issued in a cashless exercise of warrants	$2,502	$-

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

The Company is a biomedical company that does business through the following wholly owned subsidiaries:

●	AquaMed, which was incorporated in Delaware on January 13, 2009. Through AquaMed, the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymerhydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

●	Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in Delaware on October 27, 2010. Through Alliqua Biomedical, the Company focuses on the development of proprietary products for wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. The Company intends to market its own branded lines of prescription and over-the-counter (“OTC”) wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers through Alliqua Biomedical.

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Liquidity

At September 30, 2011, cash and cash equivalents totaled $984,464 compared to $1,393,727 at December 31, 2010, excluding $362,546 of restricted cash held in escrow. The decrease of $409,263 was attributable to $990,000 received from the issuance of common stock, and the decrease in restricted cash of $362,546 less cash used in operating activities of $1,498,275, and capital expenditures of $263,534. The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities.

Sales levels in the contract manufacturing business for the three months ended September 30, 2011 decreased from the robust levels attained in the first six months of the year, primarily due to less frequent orders from the Company’s largest customer. The Company continues to focus its efforts on expanding its product offerings as evidenced by the license agreement executed during the quarter as well as capital expenditures in the Langhorne manufacturing facility. Management believes that the Company’s capital resources will improve if the Company’s new products gain market recognition and acceptance, resulting in increased sales. If the Company is not successful with its sales and marketing efforts, or if it takes the Company a longer time to achieve these benefits than anticipated, then the Company will experience a shortfall in cash necessary to sustain operations. Should weak demand continue in the contract manufacturing business, the Company has determined it will be necessary to reduce expenses or seek other sources of funds through the issuance of equity and/or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2012. The reduction in expenses may need to be significant in order for the Company to generate positive cash flow to sustain the operations of the Company.

The Company will require additional capital in order to execute the longer term aspects of its business plan, including additional research and development efforts related to HepaMate™. The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means. There is no assurance that the Company will be successful in locating suitable financing transactions in a timely fashion or at all. Future financings through equity investments are likely to be dilutive to existing stockholders and, the terms of securities issued may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities it may issue, such as convertible notes and warrants, which may adversely impact the Company’s financial condition.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the nine months ended September 30, 2011, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, continued

Income Taxes, continued

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2011.

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

	September 30,
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

Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the nine month periods ended September 30, 2011 and 2010.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, continued

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company has assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test is unnecessary at September 30, 2011. The Company did not recognize any impairment charges for goodwill for the nine month periods ended September 30, 2011 and 2010.

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

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. The Company re-evaluates all of its accounting estimates at least quarterly and records adjustments when necessary.

Reclassification

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles - Goodwill and Other (Topic 350).” Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements or disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) ASU 2011-04 addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, ASU 2011-04 is not intended to change the application of the requirements in Topic 820. Rather ASU 2011-04 primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for periods beginning after December 15, 2011. It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (“ASU 2011-08”), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The standard was adopted and applied during the 3rd quarter of 2011.

Note 4 - Inventories

Inventories consist of the following:	As of
	September 30, 2011	December 31, 2010
Raw materials	$158,314	$108,145
Work in process	-	10,140
Finished goods	8,373	10,461
Less: Inventory reserve	(291)	(188)
Total	$166,396	$128,558

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2011	$11,100,000	$600,000	$11,700,000	$(670,833)	$11,029,167

Additions		-	-	(262,500)	(262,500)

Balance as of September 30, 2011	$11,100,000	$600,000	$11,700,000	$(933,333)	$10,766,667

Weighted average amortization period at September 30, 2011 (in years)	7.3	9.3

Technology includes IPR&D of $8,100,000 which represents patented biotech technologies (acquired from Alliqua in the Merger) which currently have no commercial use. The value assigned to this technology is considered an indefinite-lived intangible asset and is not subject to amortization until its useful life is determined to be no longer indefinite. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of September 30, 2011 there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge for the nine months ended September 30, 2011.

The Company recorded amortization expense related to the amortizable intangibles of $87,500 and $262,500 for the three and nine months ended September 30, 2011, respectively, as compared to $87,500 and $262,500 for the same periods in 2010, respectively.

Note 6 – Commitments and Contingencies

Consulting Agreements

The Company currently has several consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates. The agreements range in length from six months to two years. For the three and nine months ended September 30, 2011 the total fees paid and charged to operating expenses were $119,000 and $784,000, respectively. Under the terms of these agreements, the consulting arrangements may be terminated at any time with no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS License: On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) and entered into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license. The license terminates upon the expiration of the last to expire of the patents licensed thereunder, unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and nine months ended September 30, 2011, the Company incurred $2,107 and $18,682, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $4,110 for each of the same periods in 2010, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies, continued

Cooperative and License Agreements, continued

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company will have the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was paid with royalties to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. The upfront license fee was expensed in the current quarter as a general and administrative expense.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of September 30, 2011.

Note 7 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of September 30, 2011, 209,073,863 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

In March 2011, the Company issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for gross proceeds of $1,000,000. The warrant was exercisable immediately for cash or by way of a cashless exercise which was exercised on May 2, 2011. In connection with this offering, the Company paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share. As a result of this issuance, the total number of warrants issued in 2007 outstanding at September 30, 2011 has been adjusted to 942,701 shares with an exercise price of $1.17.

On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise in full of warrants issued in the March 2011 financing.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of September 30, 2011, no shares of preferred stock are issued or outstanding.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others. Our 2001 Incentive Stock Purchase Plan expired on July 12, 2011. On November 7, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to shareholder approval. The 2011 Long-Term Incentive Plan has been submitted for shareholder approval at our 2011 annual meeting of shareholders, scheduled for December 19, 2011.

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

During the three and nine months ended September 30, 2011, total stock option compensation expense charged to operations was $178,546 and $1,667,437, respectively, with $178,260 and $1,440,365 classified as salaries and benefits, respectively, and $286 and $227,072 included in director fees, respectively. No options were granted during the nine months ended September 30, 2010. At September 30, 2011, the unamortized value of employee stock options outstanding was approximately $141,072. The unamortized portion at September 30, 2011 will be expensed over a weighted average period of 0.20 years. A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2010	12,720,000	$0.15	9.86	$-
Options granted January 3, 2011	1,250,000	0.14	9.27	-
Options granted March 1, 2011	5,000,000	0.21	9.42	-
Options expired May 2, 2011	(100,000)	0.32	-	-
Options outstanding at September 30, 2011	18,870,000	$0.16	9.26	$-
Exercisable September 30, 2011	12,600,000	$0.17	9.29	$-

The intrinsic value is calculated as the difference between the market value as of September 30, 2011, and the exercise price of the shares. The market value per share as of September 30, 2011 was $0.07 as reported on the Over the Counter Bulletin Board.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party

For the three and nine months ended September 30, 2011, a total of $40,500 and $121,500, respectively, were paid in director fees.

On January 3, 2011, a total of 1,250,000 non-qualified stock options were granted to the new members of the board of directors (see Note 8).

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options to certain members of its board and an employee (see Note 8).

The Company paid Harborview Capital Management, LLC $42,000 for the three months ended September 30, 2011 and $126,000 for the nine months ended September 30, 2011 for sub-leased office space. David Stefansky, the Company’s Chairman, and Richard Rosenblum, the Company’s President and a director, are the managing members of Harborview Capital Management, LLC.

Note 10 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2011, three major customers accounted for approximately 88% of revenue, with each customer individually accounting for 58%, 19%, and 11% of total revenue as compared to four major customers accounting for 87% of revenue, with each customer individually accounting for 33%, 31%, 14% and 9% for the same period in 2010. For the nine months ended September 30, 2011, three major customers accounted for approximately 91% of revenue, with each customer individually accounting for 65%, 14% and 12% of total revenue as compared to four major customers accounting for 91% of revenue, with each customer individually accounting for 36%, 25%, 22% and 8% for the same period in 2010.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

September 30, 2011 (unaudited)
Beginning balance as of January 1, 2011	$(4,630)

Net unrealized gain (loss) on derivative financial instruments	4,619

Ending balance as of September 30, 2011	$(11)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$11

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000

Goodwill	N/A	N/A	$9,812,749

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

Note 12 – Unaudited Pro-Forma Financial Information

The Company accounted for the Merger between Alliqua and AquaMed as a reverse merger combination, in which AquaMed was deemed to be the accounting acquirer (See Note 1). The results of operations for the three and nine months ended September 30, 2010 include the revenues and expenses of the acquired business since the date of acquisition on May 11, 2010.

The unaudited pro-forma results for the nine months ended September 30, 2010 combines the historical results of Alliqua and AquaMed as if the acquisition had been completed as of the beginning of the period presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of the period presented.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Unaudited Pro-Forma Financial Information, continued

For the nine months ended
September 30, 2010 (pro-forma)
Revenues	$921,992
Net loss available to common shareholders	$(2,584,367)
Pro-forma basic and diluted net loss per common share	$(0.01)
Pro-forma weighted average common shares outstanding – basic and diluted	189,571,228

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the Merger had been completed as of the beginning of 2010.

Note 13 – Subsequent Events

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others. Our 2001 Incentive Stock Purchase Plan expired on July 12, 2011. On November 7, 2011, our board of directors adopted the 2011 Long-Term Incentive Plan, subject to shareholder approval. The 2011 Long-Term Incentive Plan has been submitted for shareholder approval at our 2011 annual meeting of shareholders, scheduled for December 19, 2011.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made; and changes in the estimate or different estimates that could be made could have a material impact on our results of operations or financial condition. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Alliqua applies revenue recognition principles in accordance with Accounting Standard Codification (“ASC”) 605, “Revenue Recognition.” Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Acquired In-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value is written off. During fiscal year 2010, we acquired IPR&D through the Merger. Our IPR&D is comprised of the HepaMate™ technology, which was valued on the date of the Merger. It will take additional financial resources to continue development of this technology. Although we believe that the HepaMate™ technology has significant long-term profit potential, to date, management has made a decision to allocate existing resources to the manufacture, research and development of other products that it expects will have more immediate returns on investment.

We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, for further development of HepaMate™. Through September 30, 2011, we have not been successful in these efforts. However, management continues to actively and aggressively pursue efforts to recognize the value of the HepaMate technology. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related IPR&D will be subject to significant impairment.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the nine month period ended September 30, 2011 or for the nine month period ended September 30, 2010. See "Acquired In-Process Research and Development ("IPR&D")" for further information.

Goodwill

We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. We completed our annual impairment test in the fourth quarter of fiscal 2010 and determined that there was no impairment.

The most recent pronouncement from the Financial Accounting Standards Board (“FASB”) regarding the testing of goodwill for impairment was released in September 2011 (“ASU 2011-08”). ASU 2011-08 redefines the steps necessary in testing goodwill for impairment during interim periods. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Events and circumstances for an entity to consider in conducting the qualitative assessment are:

●
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

●
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

●	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.

●	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

●	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation.

●
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

●	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

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

At the Merger date, $9,386,000 of goodwill was allocated to HepaMateTM. As discussed above under "Acquired In-Process Research and Development ("IPR&D"),” it will take additional resources to continue development of HepaMateTM. The resources required may be either financial or personnel-related and we continue to pursue all alternatives available to us. If we choose to abandon our efforts to raise capital to develop HepaMateTM, and we determine that such funding is not available, or if we are unable to attract the appropriate personnel to further the already completed research and development, the related goodwill could be subject to significant impairment.

After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and, therefore, the two-step impairment test is unnecessary at September 30, 2011.  The Company did not recognize any impairment charges for goodwill for the nine month periods ended September 30, 2011 and 2010.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets consist of goodwill and in-process research and development.

  Results of Operations

Revenues

Product sales for the three and nine months ended September 30, 2011 increased 49% and 81% to $419,825 and $1,671,445, respectively, as compared to $282,416 and $921,992, respectively, for the same periods in 2010. Increased product sales reflect higher sales of our hydrogel products, predominately due to increased sales volume to our largest customer.

We anticipate that our product sales for the remainder of the year will be at or below the levels achieved in the third quarter, primarily due to our largest customer ordering less frequently than during the first six months of the year, and will remain insufficient to support our operations at expected spending levels. As a result, we expect to continue to incur an operating loss through the end of the fourth quarter in 2011.

Gross Profit (Loss)

Gross profit (loss) for the three and nine months ended September 30, 2011 was a $61,201 loss and a $149,661 profit, respectively, as compared to a loss of $203,543 and $474,450, respectively, for the same periods in 2010. As a percentage of sales, gross profit (loss) was a 15% loss and a 9% profit for the three and nine months ended September 30, 2011 respectively, compared to a gross loss of 72% and 52% for the same periods in 2010. The more favorable gross profit (loss) percentages for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was primarily due to higher sales levels and similar levels of fixed overhead expenses. Our gross profit or loss may fluctuate from quarter to quarter based on the mix and volume of products sold in any given period. Depreciation of equipment and amortization of technology included in cost of goods sold for the three and nine months ended September 30, 2011 was $157,319 and $469,700, respectively, up slightly from $156,049 and $467,519, respectively, for the same periods in 2010.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2011 were $661,808 and $3,419,261, respectively, as compared to $458,642 and $895,866, respectively, for the same periods in 2010. The increase in expenses for the three month period compared to the comparable prior year period was primarily due to a license fee paid in the amount of $100,000 and non-cash stock based compensation expense of $178,546 offset by lower professional and consulting expenses. The increase in expenses for the nine month period compared to the comparable prior year period was primarily due to higher administrative personnel costs associated with an increase in management positions and quality assurance personnel, higher marketing and advertising costs, higher consulting costs and professional fees, and non-cash stock based compensation expense of $1,667,437. As a result, general and administrative expenses were 158% and 205% of sales for the three and nine months ended September 30, 2011 respectively, as compared to 162% and 97%, respectively for the same periods in 2010.

Research and Development Expenses

We incurred $121,609 and $393,638 of research and development expenses during the three and nine months ended September 30, 2011, respectively, as compared to $29,931 for each of the three and nine months ended September 30, 2010. We expect research and development expenses to remain at this past quarter’s level or increase as we continue to develop and enhance new hydrogel products.

Liquidity and Capital Resources

General

At September 30, 2011, cash and cash equivalents totaled $984,464, compared to $1,393,727 at December 31, 2010, excluding $362,546 of restricted cash held in escrow. The decrease of $409,263 was attributable to $990,000 received from the issuance of 6,250,000 shares of common stock in March 2011, the decrease in restricted cash of $362,546 less cash used in operating activities of $1,498,275, and capital expenditures of $263,534. The use of cash in operating activities is primarily attributable to compensation, materials, legal and professional fees and research and development.

In March 2011, we issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for net proceeds of $990,000. The warrant was exercisable immediately for cash or by way of a cashless exercise. On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise of the warrant in full. In connection with this private placement, we paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Sales levels in the contract manufacturing business for the three months ended September 30, 2011 decreased from the robust levels attained in the first six months of the year primarily due to less frequent orders from our largest customer. We continue to focus our efforts on expanding our hydrogel and hydrocolloid product offerings as evidenced by the license agreement executed during the quarter as well as capital expenditures in the Langhorne manufacturing facility. Management believes that our capital resources will improve if our new products gain market recognition and acceptance, resulting in increased sales. If we are not successful with our sales and marketing efforts, or if it takes us a longer time to achieve these benefits than anticipated, then we will experience a shortfall in cash necessary to sustain operations. Should weak demand continue in the contract manufacturing business, we have determined it will be necessary to reduce expenses or seek other sources of funds through the issuance of equity and/or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2012. The reduction in expenses may need to be significant in order for us to generate positive cash flow to sustain our operations.

We will require additional capital in order to execute the longer term aspects of our business plan, including the development of HepaMate™. We may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means. There is no assurance that we will be successful in locating suitable financing transactions in a timely fashion or at all. Future financings through equity investments are likely to be dilutive to existing stockholders, and the terms of securities we issue may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to raise additional capital or encounter circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing our business development activities, abandoning the development of HepaMate™ or suspending the pursuit of our business plan. In addition, if we choose to abandon our efforts to raise capital to develop the HepaMateTM technology, or if we determine that such funding is not available, the recorded value of the related intangibles and goodwill will be subject to significant impairment. See “Acquired In-Process Research and Development,” “Impairment of Long–Lived Assets Subject to Amortization” and “Goodwill” for additional information.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “Intangibles - Goodwill and Other (Topic 350).” Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements or disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). ASU 2011-04 addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, ASU 2011-04 is not intended to change the application of the requirements in Topic 820. Rather, ASU 2011-04 primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for periods beginning after December 15, 2011. It is not expected to have any material impact on the Company’s consolidated financial statements or disclosures.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (“ASU 2011-08”), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The standard was adopted and applied during the 3rd quarter of 2011.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation, under the supervision and participation of management including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: November 14, 2011	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.2	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.2 to the Form 8-K filed July 20, 2011.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders' Equity (iv) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

_______________________
* Filed herewith.

**   Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.