Form 10-K
period 2011-12-31
Alliqua, Inc.
filed 2012-03-29
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one)
Large accelerated filer.  ☐   Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 28, 2012 was $8,599,491. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2012 was 232,073,863 shares.

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

We are authorized to issue up to 500,000,000 shares of common stock, par value $0.001 (of which 232,073,863 shares were issued and outstanding on March 28, 2012) and 1,000,000 shares of preferred stock (none of which have been issued).

On May 11, 2010, we entered into a merger agreement with HT Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary and AquaMed Technologies, Inc., pursuant to which, on the same date, HT Acquisition Corp. merged with and into AquaMed Technologies, Inc., with AquaMed Technologies, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary. In connection with the merger,

●	we issued an aggregate of 84,800,000 shares of our common stock to the holders of AquaMed Technologies, Inc.’s issued and outstanding capital stock,

●	our sole officer resigned and was replaced by designees of AquaMed Technologies, Inc.,

●	a majority of our directors resigned and were replaced by designees of AquaMed Technologies, Inc., and

●	AquaMed Technologies, Inc.’s business became our principal business.

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc., Alliqua Biomedical, Inc. and HepaLife Biosystems, Inc.

Description of Business

Products and Services

We develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.  We supply these gels primarily to the wound care and pain management segments of the healthcare industry.  We believe that we are one of only two known manufacturers of these gels in the world.  We specialize in custom gels by capitalizing on proprietary manufacturing technologies.

Our gels can be utilized as delivery mechanisms for medication to be delivered through the skin into the blood stream, known as transdermal delivery, or to be delivered between the layers of the skin, known as intradermal delivery.  Active ingredients can be added to our gels for use in wound/burn dressings and to provide for the topical application of non-prescription drugs.  Additionally, our gels can also be used as components in certain medical devices, skin care treatments, cosmetics and other commercial products.

Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies.  Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, vapor transmission, release rates) while maintaining product integrity.  Additionally, we have the manufacturing ability to offer broad choices in selection of liners onto which the gels are coated.  Consequently, our customers are able to determine tolerances in vapor transmission and active ingredient release rates while personalizing color and texture.

We intend to market a hydrogel wound dressing and a hydrocolloid wound dressing, with respect to which we have a worldwide exclusive license, that incorporate silver-coated fibers marketed under the trademarks X-Static® and SilverSeal®.  Because these licensed wound dressings have already received approval from the U.S. Food and Drug Administration, we are able to immediately distribute them without regulatory delay. Moreover, we believe that our ability to use devices approved by the U.S. Food and Drug Administration in our products will enhance our reputation within our existing customer base and potentially attract new customers.

In addition, we intend to develop a transdermal lidocaine patch to treat pain associated with post herpetic neuralgia, or PHN. Initial developmental results, both in-vitro and dissolution studies, indicate that our product may be able to be marketed as both a generic version of the existing branded product (through an abbreviated new drug application, or ANDA, filing with the U.S. Food and Drug Administration) as well as potentially an improvement on the existing branded product (through a 505b(2) filing with the U.S. Food and Drug Administration), which could result in a period of exclusivity for our products.  The existing branded product has several patents filed in the Orange Book, which identifies drug products approved on the basis of safety and effectiveness by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act, that expire between 2012 and 2015, which may allow us to enter the transdermal lidocaine patch market in 2015.  We also believe that there are several markets in which there is no patent protection for the branded product that may allow us to enter the market earlier than 2015, subject to our satisfaction of certain regulatory requirements. Lidocaine is a leading pain medication and is primarily used to treat PHN.

We also intend to explore alternatives related to our HepaMate™ technology, which focuses on the development of a cell-based bioartificial liver system.  In order to fully develop HepaMate™, our primary in-process research and development project, we will require significant amounts of capital.  We have engaged several doctors in the artificial liver research field to review the HepaMate™ technology.  We intend to pursue financing alternatives to provide sufficient capital in order pursue the development of HepaMate™.

The Wound Care Industry.  The global market for wound care management products, which had revenues of approximately $13 billion in 2008, will likely surpass $17 billion by 2015, as it grows at a projected compound annual growth rate of 4%, according to a study by the research firm Research and Markets (“The Future of the Wound Care Management Market to 2015,” Research and Markets, October 2009).  The study also predicts that the U.S. wound care management market, which accounted for $5.2 billion in revenue in 2008, will likely be valued at $7.5 billion in 2015.  In the U.S., chronic wounds affect 6.5 million patients, according to a 2009 article in the medical journal, Wound Repair and Regeneration (CK Sen, et. al., “Human skin wounds: a major and snowballing threat to public health and the economy,” Wound Repair and Regeneration, 2009).  The wounds generally result from diabetes, arterial insufficiency and pressure caused by immobility, among other causes.

The market in the U.S. for advanced wound care technologies, such as hydrogels, films and foams, was approximately $3.5 billion in 2008, and is expected to reach $6.0 billion by 2013, an average annual growth rate of approximately 11.7%, according to the article entitled “Markets for Advanced Wound Care Research” published by BCC Research (2011). According to BCC Research, wound care dressings, sealants, and anti-adhesion products accounted for $1.8 billion in revenue in 2008 and wound healing devices accounted for $1.6 million in 2008.  These two segments of advanced wound care are each predicted to account for $3.0 billion in revenue by 2015.

New technologies and an increasing older population are two of the major driving forces behind the advanced wound care market. Growth has also been driven by the fast healing benefits and reduced patient follow-ups related to advanced wound care technologies. In addition, military wound care, alternative wound care, future research and upcoming technology represent significant trends and growth opportunities for the changing wound care market.

Clinical trials of hydrogel dressings, an advanced wound care technology used for treating wounds and burns, have demonstrated the benefits of moist wound healing versus traditional dressings. According to Eisenbud, et. al. (“Hydrogel Wound Dressings:  Where Do We Stand in 2003?”), some of these benefits include immediate anti-inflammatory effects, allowing for freer cell flow and less scarring, increased absorption of the mass of cells and fluid that has seeped out of a blood vessel or an organ, especially due to inflammation, known as exudate, and accelerated healing.  According to a Smith & Nephew presentation entitled “Advanced Wound Management in Europe” from an investor and analyst meeting held on November 20, 2009, the market for advanced wound management was estimated to be in excess of $5 billion worldwide and growing at a rate of 7% per year.

The Pain Management Industry.  In 2010, the global pain management therapeutics market was estimated at $28.6 billion, according to a study by GBI Research (GBI Research, “Pain Management Therapeutics Market to 2017 - Price Competition to Intensify Following Patent Expiries of Lyrica and Cymbalta,” November 2011).  The report entitled “Pain Management: A Global Strategic Business Report” that was published by Global Industry Analysts Inc. in January 2011 predicted that the global market for pain management will be $60 billion by 2015.  The most common causes of pain globally include fibromyalgia, neuropathic pain, migraine, cancer pain, osteoarthritis pain, rheumatoid arthritis pain, low back pain and post-operative pain.  In addition, post herpetic neuralgia, or PHN, which is associated with shingles and is also a major cause of pain, especially in the elderly, is a growing medical problem in the U.S. and around the world, as countries continue to struggle with increasingly elderly populations.  According to the Center for Disease Control, chicken pox is the leading cause of shingles with over 1,000,000 new cases diagnosed annually in the U.S.  Of this amount, 10%-20% of these patients experience PHN, specifically many of those over 60 years old.  The pain can typically last greater than one month after the skin rash has subsided (Shingles (Herpes Zoster): Overview, available at http://www.cdc.gov/shingles/about/overview.html, last visited on December 8, 2011).

In addition, the transdermal delivery of pain management medication is continuing to grow in popularity and usage.  In the U.S. alone, the total market for the existing prescription pain patch was in excess of $1 billion in 2010, as reported by Njardarson, et. al. (“Top 200 Brand Names Drugs by U.S. Retail Sales in 2010”).  The existing market for post-loaded transdermal patches is in excess of $825 million at wholesale.

The Hydrogel Industry.  Hydrogels are currently being marketed in the U.S. and abroad for the following applications:

●
Drug Delivery.  Transdermal drug delivery is defined as the non-invasive delivery of medications through the skin surface.  The use of patches placed on the skin in order to delivery medicine, especially medication to treat pain, is gaining popularity.  When applied to the skin, these patches can deliver drugs at a predetermined rate across the skin in order  to achieve either a local or systemic effect.  Delivering medication through hydrogel patches, which allows for transdermal drug delivery, has important advantages over traditional methods of drug delivery.  A paper entitled “Transdermal Drug Delivery” (Prausnitz, et. al., Nature Biotechnology 26, 2008) notes that transdermal drug delivery has a variety of advantages compared with the oral route. In particular, it is used when there is a significant first-pass effect of the liver that can prematurely metabolize drugs. Transdermal delivery also has advantages over hypodermic injections, which are painful, generate dangerous medical waste and pose the risk of disease transmission by needle re-use, especially in developing countries. In addition, transdermal systems are non-invasive and can be self-administered. They can provide release periods of up to one week, as compared to shorter periods for oral drug delivery. In addition, transdermal drug delivery ensures more controlled absorption and more uniform plasma drug concentrations than oral drug delivery (Bajaj, et. al., “Transdermal Drug Delivery in Pain Management,” Continuing Education in Anaesthesia, Critical Care & Pain, 2011).  Transdermal delivery systems also improve patient compliance due to their ease and painlessness in administering the treatments and are generally inexpensive.  Prausnitz, et. al. note that the main disadvantage to transdermal drug delivery is that there are a limited number of drugs that can be currently administered transdermally.  In addition, Bajaj, et. al. discuss that other disadvantages of transdermal drug delivery include its inability to be used for shocked patients as decreased peripheral blood flow leads to unreliable transdermal absorption.

●
Medical Applications and Non-Prescription Therapeutic Applications.  Hydrogel patches are being used for transdermal applications such as hormone replacement therapy and contraception, treatment of acne, shingles, diabetes, motion sickness, treatment of angina with nitroglycerin, treatment of smoking addiction using nicotine and palliatives (i.e., pain relievers). Hydrogel patches are also used in the medical community, and also directly marketed to consumers for topical application of over-the-counter drugs such as non-prescription acne treatments, pain relievers, diet preparations, cough suppressants, treatment of warts, calluses and corns and pain relief.

●
Moist Wound and Burn Dressings.  As noted above, hydrogel dressings have long been used for treating wounds and burns.  They generally promote a moist environment at the site of the wound, which assists in quickening the healing process of most wounds (Jones, et. al,. “ABC of Wound Healing: Wound Dressings,” BDJ, 2006). In addition, as previously noted, the hydrogel product that is coated within the wound dressing can be manufactured to contain medication that will further assist in the wound care and recovery.

●
Components of Medical Devices.  Several medical devices utilize hydrogels as components. These devices include active drug delivery systems such as iontophoresis, warming and cooling devices, and medical electrodes.

●
Cosmetic Applications.  Hydrogel patches and applications can deliver cosmetic skin care products to consumers and skin care providers for uses that include moisturizers, face masks, cooling masks and applicators.

Markets and Customers

Moist Wound Healing.  We intend to market our own branded lines of prescription and over-the-counter wound care products and to supply products to developers and distributors of prescription and over-the-counter wound healing products for distribution to healthcare professionals and retailers that will either use our products in the course of treating their patients’ wounds or resell our products. The benefits of our hydrogel wound healing products include reduced scarring and pain, greater speed of healing and increased absorption of exudate.  We believe that the markets for our wound healing products will continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

Transdermal Delivery of Prescription Drugs and Over-the-Counter Treatments.  We supply our hydrogels to the pain management segment of the healthcare industry. We actively seek new applications for transdermal delivery through patches that adhere to the skin and are impregnated with active ingredients, and through iontophoresis, which provides greater control of and drives active ingredients through the skin using controlled electrical currents.  We are also actively involved in various other development projects that use hydrogels in transdermal delivery of specific ingredients.  In addition, we currently are in the process of developing a generic pain patch for the treatment of PHN.  One advantage of our patch technology is that the patch, which contains the hydrogel, enables the delivery of drugs and active ingredients directly through the stratum corneum, and avoids “first pass” of the digestive system and the liver.  In addition, we sell our hydrogel products to manufacturers and distributors of non-prescription medication and other therapeutic applications.  We believe that the transdermal drug delivery market will continue to grow as transdermal delivery gains increasing acceptance in the medical community and as we develop methods of delivering an increasing number of medications through our hydrogel products.

Medical Device Manufacturers.  We have identified and targeted manufacturers of high quality medical devices (such as monitoring electrodes and devices and defibrillator pads) as a core segment of our future revenue streams.  Through the marketing of our products and our relationships within the medical device industry, we intend to target manufacturers and have them replace the adhesives and gels they currently use with our version of the same products.  We believe that our products will be considered as replacements for existing adhesives and gels due to the quality and increased acceptance of our products in the marketplace.

Cosmetics and Other Consumer Products.  We manufacture hydrogels, hydrogel patches and hydrogel products that have been used by some of the leading U.S. cosmetics companies.  These products include over-the-counter skin care preparation and other products for cosmetic use.

We intend to target five specific markets within the wound care industry:

●
Diabetic Ulcers – According to the National Diabetes Clearinghouse (“National Diabetes Fact Sheet, 2011,” available at www.cdc.gov), there are over 25.8 million diabetics in the U.S., or more than 8.3% of the U.S. population.  Furthermore, almost 11 million people over the age of 65 are diabetic which equates to almost 27% of all people in this age group.  A study published by Wild, et. al. (Diabetes Care, May 2004) estimates that the worldwide number of diabetics is projected to be 366 million people by the year 2030.  Boulton, et. al. (“Neuropathic Diabetic Foot Ulcers,” New England Journal of Medicine, July 2004) reported that diabetic foot ulcers (DFUs) develop in approximately 15% of patients with diabetes and precede 84% of all diabetes-related lower leg amputations.  We believe that our wound care products can aid in the healing of these diabetic foot ulcers thereby lessening the need for amputation.

●
Pressure Sores – Dorner, et. al. (“The Role of Nutrition in Pressure Ulcer Prevention and Treatment,” The National Pressure Ulcer Advisory Panel, 2009) stated that according to The Joint Commission, more than 2.5 million patients in U.S. acute-care facilities suffer from pressure ulcers.  Dorner, et. al. also stated that the prevalence of pressure ulcers in the U.S. is widespread in all settings with estimates of 10% to 18% in acute care and 2.3% to 28% in long-term care.  The study further noted that these pressure ulcers can reduce overall quality of life and may also contribute to premature mortality in some patients therefore, any intervention that may help to prevent or treat them once they occur is important to reduce the cost of pressure ulcer care and improve the quality of life for affected individuals.  Park-Lee, et. al. (“Pressure Ulcers Among Nursing Home Residents: United States, 2004,” The National Center for Health Statistics Data Brief, No. 14, February 2009) reported that 35% of nursing home residents with stage 2 or higher pressure ulcers received special wound care by specially trained professionals.  We believe that our wound care products can aid in the treatment of pressure sores and ulcers thereby increasing quality of life and decreasing the amount of time spent in the wound care facility.

●
Venous Stasis Ulcers – These wounds are believed to occur due to improper functioning of venous valves, usually of the legs.  According to the University of Washington Medical Center (available at http://uwmedicine.washington.edu/Patient-Care/Our-Services/Medical-Services/Vascular/Pages/ArticleView.aspx?subId=48), venous stasis ulcers can severely affect the patients’ quality of life due to impaired mobility and loss of productivity.  As these ulcers are typically small, they are often undertreated which leads to larger ulcers which require more complex treatments.  Brem, et. al. (“Protocol for the Successful Treatment of Venous Ulcers,” American Journal of Surgery, July 2004) reported one study that up to 48% of venous ulcers had recurred by the fifth year after healing.  These often chronic ulcers affect up to 2.5 million U.S. citizens annually.  We believe that our wound care products can aid in the treatment of venous stasis ulcers and increase the quality of life for those affected.

●
Post-Surgical Dressings – The study entitled “Number, Rate, and Standard Error of All Listed Surgical and Non-surgical for Discharges for Short-stay Hospitals, by Selected Categories: United States, 2009” (Centers for Disease Control and Prevention) reported that in 2009, an estimated 29 million surgical procedures were performed in the U.S.  The New York Times (Sack, “Hospital Infection Problem Persists,” The New York Times, April 13, 2010) cited a report from the Agency for Healthcare Research and Quality in 2010 that the problem of hospital-acquired infections (HAIs) contributes to an estimated 100,000 deaths annually and concluded that the problem merited “urgent attention”.  We believe that our wound care products can aid in the prevention of HAIs.

●
Burns – The University of Maryland Medical Center (“Burns,” available at http://www.umm.edu/altmed/articles/burns-000021.htm) reported that between 1-2 million Americans seek medical attention for burns each year.  Of that total, between 50,000 – 70,000 people are hospitalized for burns.  Typically, there are three avenues to help reduce the severity of a burn upon occurrence.  The admission of first aid is of primary importance.  To that extent, if the burn is second degree or worse, medical attention may be required to reduce the risk of infection, dehydration and other potentially serious consequences.  If the burn does result in hospitalization, we believe that our wound care products will benefit the healing process for the patient.

Direct Retailing.  We are currently exploring various co-branding opportunities for the manufacture and distribution of over-the-counter therapeutic, skin care and cosmetic hydrogel products through such retailers as chain drug, food and mass merchandise stores.

Customer Concentration.  We are dependent on a small number of customers that account for a vast majority of our revenue.  For the year ended December 31, 2011, three major customers accounted for approximately 87% of our revenue, with each customer individually accounting for 59%, 15% and 13%, respectively. Four major customers accounted for approximately 91% of our revenue for the year ended December 31, 2010, with each customer individually accounting for 38%, 22%, 21% and 10%, respectively.

Technology and Manufacturing

Hydrogels are manufactured by introducing a hydrophilic polymer, which is a polymer that has a tendency to mix with or dissolve in water, into water to create a feed mix. The feed mix is then coated on to a liner and exposed to radiation. The polymers we use, when exposed to radiation, cross link faster than they degrade, creating a matrix that gives the gels a solid form. Active ingredients such as prescription or over-the-counter medication, skin care ingredients or wound-healing or other materials can be added before or after cross-linking. Materials that do not survive the irradiation process, or are modified by such process, are added after the cross-linking process is completed. Once the products have been mixed and cross-linked, they form sheets that can either be delivered directly to customers or first cut and shaped according to customer or our specifications, as appropriate. We believe that many of the processes described above are proprietary to us and provide us with competitive advantages, including our production of a high quality product and our increased ability to customize products for customers.

Proprietary Technologies

Proprietary Mixing.  We believe that we are able to manufacture hydrogel feed mixes with far greater homogeneity than those of our competition. This manufacturing advantage is critical, especially as it relates to dosages of active ingredients. In addition, our proprietary mixing technology allows for the incorporation of sensitive materials that may degrade if subjected to other types of mixing.

Proprietary Coating.  Our proprietary coating technology enables us to properly coat the gels even though the gels are extremely thick and resistant to flow. We have achieved coating tolerances that have allowed us to coat materials as thin as 0.005 of an inch with a margin for error of typically less than 5%. Thickness controls are critical with respect to the performance of many of the end products utilizing our hydrogels, including medical electrodes, transdermal delivery patches and cosmetic patches. We have also developed a coating methodology that minimizes imperfections such as wrinkling in the end product by significantly reducing line tension. We believe that our proprietary know-how allows us to manufacture high quality, consistent products which meet the standards of our customers.

Proprietary Cross-linking Technology.  We cross-link our hydrogels using an electron beam accelerator. Such linking is achieved by introducing a high energy field, created by accelerated electrons, which causes the release of hydrogen atoms and causes carbon molecule covalent bonding. The creation of longer chains of the polymer in the gel increases its molecular integrity, giving the gel characteristics that make it useful in a variety of products.

Our electron-beam cross-linking process is one of three types of cross-linking used in the industry. The other types used are ultra violent cross-linking and chemical cross-linking. We believe that the benefits of electron beam cross-linking include:

●	allowing for precise control of the amount of polymer cross-linking,

●	obviating the need for chemical cross-linking agents which may complicate or interfere with other additives or active ingredients, and

●	providing the ability to manufacture high quality hydrogels on a consistent basis.

The cross-linking of hydrogels can be further modified by varying the percent of polymer cross-linking and the way in which the high energy field is delivered. There are three variables in the use of an electron beam accelerator for cross-linking of hydrogels:

●	time of exposure of the target material to the electron stream;

●	voltage (electrical potential); and

●	amperage (strength of the electrical current).

We believe that our proprietary methods of managing these three variables make it possible to produce high quality gels that can match a wide range of customer specifications.

We own and operate a Radiation Dynamics, Inc. Dynamitron IEA 1500-40 Industrial Electron Accelerator, or RDI Accelerator. The RDI Accelerator has been customized to handle the cross-linking of the type of materials we use, but can also be used for several of the other potential uses such as coloring gemstones and treating wire, cable and tubing.  The replacement cost of the RDI Accelerator and processing equipment is estimated to be in excess of $7 million. The delivery and installation process is time-consuming with replacement estimated to take 2.5 to 3 years. We estimate that our equipment has a useful life of approximately 20 years and provides annual production capacity in excess of 6,000 hours. We believe that its current utilization is significantly less than capacity.

Using our RDI Accelerator, we both cross-link materials for own products and perform contract irradiation services related to modifying certain materials for third parties.  These third party contract activities account for less than 10% of our revenue. Products processed using these irradiation services include catheter tubing, sheet material and gemstones. These services are performed on an hourly basis, require minimal labor, and typically do not require us to supply any materials.

Competition

We believe that our proprietary competitive manufacturing advantages, along with the high barrier to entry, including the substantial cost of acquiring an electron beam as compared to other cross-linking devices and the cost and extended time required for installing this beam, and current minimal level of competition for high performance gels, affords us the opportunity to be a leader in the applications that require tight tolerances and/or incorporate active ingredients. We believe that awareness of our product, low cost, speed to market and unique manufacturing techniques are advantages that will be conveyed to our customer base through a combination of consumer product entries, expansion within current original equipment manufacturer bases and institutional reach programs such as trade magazines, trade shows and through senior management contacts.

Our main competitor in the high performance gel industry is Covidien plc.  We believe that we are able to compete effectively with Covidien plc, primarily due to our proprietary manufacturing methods.  In addition, our smaller size, as compared to Covidien plc, allows us to provide greater individualized service to our costumers and make decisions as a company more quickly and efficiently.  However, we believe that, due to its size, Covidien plc may have significant advantages over us.  Covidien plc, as a company larger than us, has its own distribution networks for its products, including its hydrogel products, which, we believe, gives it an advantage over us in reaching potential costumers.  In addition, Covidien plc is vertically-integrated, which may allow it to maximize efficiencies that we cannot achieve with our third-party shippers and distributors.  Finally, because of its significantly greater resources, Covidien plc may be able to focus on research and development of hydrogel technology more than we are able to.  In general, we believe that Covidien plc has, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

In addition, while we believe that our hydrogel products have many applications, there are limitations on our hydrogel products that limit their usages.  For example, our hydrogels are not designed to remain moist for extended periods of time once removed from their packaging; therefore, our hydrogels may not be appropriate for products that require a gel to remain moist.  Furthermore, our hydrogels may not be cost-efficient replacements for adhesives that are not used as method of drug delivery because regular adhesives are less expensive than our hydrogels.  We have begun the process of seeking U.S. Food and Drug Administration approval for our postherpetic neuralgia, or PHN, patch project.  We are inexperienced in the U.S. Food and Drug Administration approval and we may face significant disadvantages on account of our inexperience.  In addition, other companies producing hydrogel products may be larger than us, with greater knowledge and resources.

Sources and Availability of Raw Materials; Principal Suppliers

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of our hydrogels.  We believe that, due to the size and scale of production of our suppliers, there should be adequate supply of these raw materials from our manufacturers.  Although we have not experienced significant production delays attributable to supply changes, we believe that developing an alternative sources of supply for the polymers used to make our current hydrogels would be difficult over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems.

Patents, Proprietary Rights and Trademarks

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely on trade secret protection for our confidential and proprietary information.

Our subsidiary, Alliqua Biomedical, Inc., has an exclusive worldwide license to use Noble Fiber Technologies, LLC’s silver coated fibers marketed under the trademarks X-Static® and SilverSeal® in Alliqua Biomedical, Inc.’s manufacture, sale, use and distribution of Hydrogel Wound Dressing identified in 510(k) K040019 and Hydrocolloid Wound Dressing identified in 510(k) K033900.  510(k) is a premarket notification form that device manufacturers are required to filed in order to notify the U.S. Food and Drug Administration of their intent to market a medical device at least 90 days in advance.

Our subsidiary, HepaLife Biosystems, Inc. has an exclusive license agreement with the United States Department of Agriculture, Agricultural Research Service for existing and future patents related to the PICM-19 hepatocyte cell lines.

Government Regulation

Product Regulation.  Under the Federal Food, Drug and Cosmetic Act, medical devices are classified by the U.S. Food and Drug Administration into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  While some applications of hydrogels fall under the jurisdiction of the U.S. Food and Drug Administration, hydrogels are generally classified as Class I exempt devices and the majority of the hydrogel products that we manufacture are thereby exempt from the U.S. Food and Drug Administration filing of any regulatory submissions and/or pre-market notification requirements. To the extent that any U.S. Food and Drug Administration regulatory submissions are required, we will be required to file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the U.S. Food and Drug Administration under the Code of Federal Regulations, 21 CFR 820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices.  Currently, hydrogels are sold as component parts to various medical device/cosmetic manufacturers.

We believe that a number of products that we are developing will be classified as either Class I or Class II medical devices.  Class I medical devices are subject to the U.S. Food and Drug Administration’s general controls, which include compliance with the applicable portions of the U.S. Food and Drug Administration’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the U.S. Food and Drug Administration’s general controls and may also be subject to other special controls as deemed necessary by the U.S. Food and Drug Administration to ensure the safety and effectiveness of the device.  Most Class II devices require pre-market clearance by the U.S. Food and Drug Administration through the 510(k) pre-market notification process. When a 510(k) is required, the manufacturer must submit to the U.S. Food and Drug Administration a pre-market notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the U.S. Food and Drug Administration is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer.

The U.S. Food and Drug Administration has broad post-market regulatory and enforcement powers with respect to medical devices, similar to those for pharmaceutical products. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the U.S. Food and Drug Administration’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

If there are any modifications to an approved drug, such as our Hydrogel Wound Dressing identified in 510(k) K040019 and Hydrocolloid Wound Dressing identified in 510(k) K033900, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the U.S. Food and Drug Administration, and in many cases, approval for such changes must be submitted to the U.S. Food and Drug Administration.  Additionally, the U.S. Food and Drug Administration regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. These regulations include standards or restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities and off-label promotion.  While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The U.S. Food and Drug Administration has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in enforcement action, including the issuance of warning letters directing entities to correct deviations from U.S. Food and Drug Administration regulations and civil and criminal investigations and prosecutions. These activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality Assurance Requirements.  The U.S. Food and Drug Administration enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform with current good manufacturing practices. The current good manufacturing practices regulations the U.S. Food and Drug Administration enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The current good manufacturing practices regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the Federal Food, Drug and Cosmetic Act. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The U.S. Food and Drug Administration conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the drugs subject to new drug applications or NDAs and abbreviated new drug applications, or ANDAs. If the U.S. Food and Drug Administration concludes that the facilities to be used do not or did not meet current good manufacturing practices, good laboratory practices or good clinical practices requirements, it will not approve the application. Corrective actions to remedy the deficiencies must be performed and are usually verified in a subsequent inspection. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients, or APIs, used to formulate the drug also ordinarily undergo a pre-approval inspection, although the inspection can be waived when the manufacturer has had a passing current good manufacturing practices inspection in the immediate past. Failure of any facility to pass a pre-approval inspection will result in delayed approval and would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The U.S. Food and Drug Administration also conducts periodic inspections of drug and device facilities to assess their current good manufacturing practices status. If the U.S. Food and Drug Administration were to find serious current good manufacturing practices non-compliance during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. In respect to domestic establishments, the U.S. Food and Drug Administration could initiate product seizures or request or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the U.S. Food and Drug Administration concludes that a company is not in compliance with current good manufacturing practices requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We believe that we and our suppliers and outside manufacturers are currently in compliance with current good manufacturing practices requirements.  We are currently registered as a device manufacturer with the U.S. Food and Drug Administration and we intend to register as a drug facility with the U.S. Food and Drug Administration when we are required to do so.

Reimbursement Legislation.  Reimbursement legislation, such as Medicaid, Medicare, and other programs, governs reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate an applicable percentage of the calculated average manufacturer price marketed under abbreviated new drug applications. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

In early 2012, we received from the Pricing, Data, Analysis, and Coding, the contractor for the Centers for Medicare and Medicaid Services, or CMS, the Healthcare Common Procedural Coding System, or HCPCS, codes, for use when billing for our silver based antimicrobial hydrogel dressings.  HCPCS was established in 1978 to provide a standardized coding system for describing the specific items and services provided in the delivery of health care.  HCPCS codes are used by Medicare and monitored by the CMS.  They are based on the Current Procedural Technology codes developed by the American Medical Association.  We believe that these codes will facilitate reimbursement for the use of our dressings in Medicare patients with applicable wounds.

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

Research and Development Costs

For the fiscal years ending December 31, 2011 and 2010, we incurred research and development costs totaling $522,830 and $170,247, respectively.  We bear our own research and development costs and do not directly pass along our research and development costs to our customers; however, we build our research and development costs into the pricing structure of our products.

We believe our research and development expenses will be reduced in 2012 as development of our proprietary products is approaching a stage where we expect to be in a position to either license the products, including our transdermal pain patch, or obtain a strategic partner to complete their development.

Employees

On December 31, 2011, we had 11 full-time employees and 2 part-time employees.  Of these employees, 3 are involved with finance and administration and 10 are involved with manufacturing, research and development, clinical and regulatory matters.  Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. To the best of our knowledge, none of our employees, officers or directors is bound by restrictive covenants from prior employers that would preclude them from providing services to us. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting, legal compliance and other services on an as needed basis.

Item 1A.  Risk Factors.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected.  In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock.  The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risk Relating to Our Company

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual net losses of $13,853,203 and $3,098,053, respectively, during the fiscal years ended December 31, 2011 and 2010. As of December 31, 2011, we had an accumulated deficit of $17,715,062.  We expect to incur additional operating losses for the foreseeable future.  Although we expect sales and order backlogs to increase in 2012 due to new product offerings, there can be no assurance that we will be able to achieve these revenues throughout the year or be profitable in the future.

We will require additional capital in order to execute the longer term aspects of our business plan.

We will pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means in order to execute the longer term aspects of our business plan, including the development of our drug candidates.  The research and development efforts related to HepaMate™ will specifically require additional capital.  There is no assurance that we will be successful in locating suitable financing transactions in a timely fashion or at all. Future financings through equity investments are likely to be dilutive to existing shareholders and, the terms of securities we issue may be more favorable for new investors.  Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects.  Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve  liquidty, which could include, but are not necesarily limited to, curtailing our business development activities, abandoning the development of our drug candidates or suspending the pursuit of our business plan. There can be no assurance that we will be successful in securing additional capital.

Our strategic business plan may not produce the intended growth in revenue and operating income.

Our strategies include making significant investments in sales and marketing programs to achieve revenue growth and margin improvement targets.  If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected.

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements.  However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. Such acquisitions could reduce shareholders’ ownership, cause us to incur debt, expose us to liabilities and result in amortization expenses related to intangible assets with definite lives. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which we have limited experience or where distribution alliances with experienced distributors are not available. Our future profitability may depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, or the acquired business may not perform in accordance with our expectations. We may also incur significant expenditures in anticipation of an acquisition that is never realized.  There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

Our future success depends upon market acceptance of our existing and future products.

We believe that our success will depend in part upon the acceptance of our existing and future products by the medical community, hospitals and physicians and other health care providers, third-party payers, and end-users. Such acceptance may depend upon the extent to which the medical community and end-users perceive our products as safer, more effective or cost-competitive than other similar products. Ultimately, for our new products to gain general market acceptance, it may also be necessary for us to develop marketing partners for the distribution of our products. There can be no assurance that our new products will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of our future products to achieve significant market acceptance could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on significant customers.

AquaMed Technologies is our only subsidiary that currently generates any revenue and much of this revenue is generated from a limited number of clients, which account for a substantial percentage of our total revenues.  Three major customers accounted for approximately 87% of our revenue for the year ended December 31, 2011, with each customer individually accounting for 59%, 15% and 13%, respectively.  For the year ended December 31, 2010, four major customers accounted for approximately 91% of our revenue, with each customer individually accounting for 38%, 22%, 21% and 10%, respectively. The loss of any of our significant customers would have a significantly negative effect on our overall operations.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the time and resources required to develop, conduct clinical trials and obtain regulatory approvals for our drug candidates;

●	the costs to attract and retain personnel with the skills required for effective operations; and/or

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

We are in a highly competitive industry and face competition from large, well-established medical device manufacturers as well as new market entrants.

Competition from other medical device companies and from research and academic institutions is intense, expected to increase, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we compete with other companies in acquiring rights to products or technologies from those institutions. A number of factors may limit the market acceptance of our products, including the timing of regulatory approvals and market entry relative to competitive products, the availability of alternative products, the price of our products relative to alternative products, the availability of third party reimbursement and the extent of marketing efforts by third party distributors or agents that we retain. There can be no assurance that our products will receive market acceptance in a commercially viable period of time, if at all. Furthermore, there can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing or acquiring products and technologies that are more effective than those being developed by us, that would render our products and technologies less competitive or obsolete.

Our competitors enjoy several competitive advantages over us, including some or all of the following:

●	products which have been approved by regulatory authorities for use in the U.S. and/or Europe and which are supported by long-term clinical data;

●	significantly greater name recognition;

●	established relations with physicians, hospitals, other healthcare providers and third party payors;

●	large and established distribution networks in the U.S. and/or in international markets;

●	greater experience in obtaining and maintaining regulatory approvals and/or clearances from the U.S. Food and Drug Administration and other regulatory agencies;

●	more expansive portfolios of intellectual property rights; and

●	greater financial, managerial and other resources for products research and development, sales and marketing efforts and protecting and enforcing intellectual property rights.

Our competitors’ products will compete directly with our products. In addition, our competitors as well as new market entrants may develop or acquire new treatments, products or procedures that will compete directly or indirectly with our products. The presence of this competition in our market may lead to pricing pressure which would make it more difficult to sell our products at a price that will make us profitable or prevent us from selling our products at all. Our failure to compete effectively would have a material and adverse effect on our business, results of operations and financial condition.

We may not be able to realize the entire book value of intangibles.

We assess intangibles including goodwill quarterly for impairment. In the event that we determine the carrying value of intangibles is impaired, any such impairment would be charged to earnings in the period of impairment and could have a material adverse effect on our results of operations.  In the fourth quarter of 2011, we did write down the goodwill associated with the HepaLife Biosystems reporting unit by its full value of $9,386,780.

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During fiscal year 2010, we acquired IPR&D through the merger with AquaMed Technologies, Inc. Our IPR&D is comprised of the HepaMate™ technology, which was valued on the date of the merger. It will take additional financial resources to continue development of this technology. Although we believe that the HepaMate™ technology has significant long-term profit potential, to date, management has made a decision to allocate existing resources to the manufacture, research and development of other products that it expects will have more immediate returns on investment.

We continue to seek additional resources, through both capital raising efforts and meeting and engaging industry experts, for further development of HepaMate™. Through December 31, 2011, we have not been successful in these efforts.  However, our management is actively pursuing efforts to recognize the value of the HepaMate technology by engaging several industry experts to assist in this process.  Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, the related IPR&D value of $8,100,000 will need to be written down to zero.

We are dependent on one reporting unit for all revenues

At this point in time, we do not generate any revenue from either Alliqua Biomedical, Inc. or HepaLife Biosystems, Inc.  As a result, our business, operating results and financial condition are largely dependent upon the business, operating results and financial condition of AquaMed Technologies, Inc.  Any decline in revenue or business prospects of AquaMed Technologies, Inc. will have a significant negative affect on us and our business.

We are subject to governmental regulations.

Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before most products can be approved for human use. As a manufacturer of medical products, we are generally subject to regulation by the U.S. Food and Drug Administration and the Federal Trade Commission, among other state and federal governmental authorities in the U.S., with respect to the manufacturing, marketing, labeling, record keeping, claims and advertising of our products. We are also subject to state regulation with respect to its electron beam radiation services and facilities. The expansion of our business into the manufacturing and distribution of our products for consumer use will subject us to additional governmental regulation. While simple hydrogel patches are classified as Class I exempt devices by the U.S. Food and Drug Administration, we are developing other products that will require us to go through the approval process with the U.S. Food and Drug Administration.

With respect to pharmaceutical products, the submission of a new drug application, or NDA, or an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration with supporting clinical safety and efficacy data, for example, does not guarantee that the U.S. Food and Drug Administration will grant approval to market the product. Meeting the U.S. Food and Drug Administration’s regulatory requirements to obtain approval to market a product typically takes many years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product, and the application process is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly.

NDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product. The U.S. Food and Drug Administration also requires companies to undertake post-approval surveillance regarding their drug products and to report adverse events.

With respect to medical devices, such as those that we manufacture, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act , or premarket approval from the U.S. Food and Drug Administration, unless an exemption applies. In the 510(k) clearance process, the U.S. Food and Drug Administration must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The premarket approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, to impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

We cannot assure you that the U.S. Food and Drug Administration or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current U.S. Food and Drug Administration standards of review for approving new pharmaceutical and medical device products are sometimes more stringent than those that were applied in the past. For example, the U.S. Food and Drug Administration is currently evaluating the 510(k) process for clearing medical devices and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process. Further, some new or evolving review standards or conditions for approval or clearance were not applied to many established products currently on the market, including certain opioid products. As a result, the U.S. Food and Drug Administration does not have as extensive safety databases on these products as on some products developed more recently. Accordingly, we believe the U.S. Food and Drug Administration has recently expressed an intention to develop such databases for certain of these products, including many opioids.

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, Congress passed legislation authorizing the U.S. Food and Drug Administration to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the U.S. Food and Drug Administration to require companies to formulate risk evaluation mitigation strategies to ensure a drug’s benefits outweigh its risks.

The U.S. Food and Drug Administration regulates the facilities, processes and procedures used to manufacture and market pharmaceutical and medical products in the U.S. Manufacturing facilities must be registered with the U.S. Food and Drug Administration and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices,” or cGMP, regulations enforced by the U.S. Food and Drug Administration. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The U.S. Food and Drug Administration periodically inspects both our third party and owned manufacturing facilities and procedures to assure compliance. The U.S. Food and Drug Administration may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or medical device is required by the U.S. Food and Drug Administration to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required U.S. Food and Drug Administration authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.

We cannot determine what effect changes in regulations or legal interpretations by the U.S. Food and Drug Administration or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the U.S. Food and Drug Administration could have an adverse effect on the sales of these products. The U.S. Food and Drug Administration has authority to require a risk evaluation mitigation strategy under the Food and Drug Administration Amendments Act of 2007 when necessary to address whether the benefits of these products continue to outweigh the risks. In addition, on September 27, 2007, Congress re-authorized requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the U.S. Food and Drug Administration and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

If we fail to comply with continuing federal and state regulations, our business could be seriously harmed.

Following initial regulatory approval of any products that we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required by a condition of approval. The manufacturing facilities we may use to make any of our products may become subject to periodic review and inspection by the U.S. Food and Drug Administration. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the U.S. Food and Drug Administration may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires U.S. Food and Drug Administration approval before the product, as modified, can be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing U.S. Food and Drug Administration requirements for submission of safety and other post-market information. If we or any of our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend or withdraw our regulatory approval;

●	suspend or terminate any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications filed by us;

●	impose restrictions on our operations;

●	close the facilities of our contract manufacturers; and/or

●	seize or detain products or require a product recall.

Additionally, regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs are under scrutiny for compliance with various mandated requirements, such as illegal promotions to health care professionals. We are also required to submit information on open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

We are dependent on proprietary know-how.

Our competitors may develop or market technologies that are more effective or more commercially attractive than ours. Our manufacturing know-how as to mixing, coating and cross-linking may be able to be duplicated, even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection for our intellectual property, we would be able to obtain such protection.

We also rely on trade secret protection to protect our interests in proprietary know-how and for processes for which patents are difficult to obtain or enforce.  We may not be able to protect our trade secrets adequately.  In addition, we rely on non-disclosure and confidentiality agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology.  These agreements may be breached and we may not have adequate remedies for any breach.  Moreover, others may independently develop equivalent proprietary information, and third parties may otherwise gain access to our trade secrets and proprietary knowledge.  Any disclosure of confidential data into the public domain or to third parties could allow competitors to learn our trade secrets and use the information in competition against us.

Despite our efforts to protect our proprietary rights, there is no assurance that such protections will preclude our competitors from developing and/or marketing similar products. While we are not aware of any third party intellectual property that would materially affect our business, our failure or inability to obtain patents and protect our proprietary information could result in our business being adversely affected.

We depend on key personnel.

We believe that our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that that may be hired in the future may have a material and adverse effect on our business.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our products. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and could result in our loss of significant rights and, in the case of patent infringement claims, the assessment of treble damages.

On occasion, we may receive notices of claims of our infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages—including treble damages if we were to be found to have willfully infringed a third party’s patent—to the party claiming infringement, develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

We may have challenges in managing our outside contractors for product and regulatory accomplishments.

We rely heavily upon and have relationships with outside contractors and consultants with expertise in drug development, regulatory strategy, manufacturing and other matters. These parties are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of consultants and outside contractors and, except as otherwise required by our collaboration and consulting agreements, can expect only limited amounts of their time to be dedicated to our activities. If any third party with whom we have or enter into a relationship is unable or refuses to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop our product candidates could be significantly harmed.

Our products risk exposure to product liability claims.

If successful in developing, testing and commercializing our products, we will be exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of such products. It is likely we will be contractually obligated, under any distribution agreements that we enter into to indemnify the individuals and/or entities that distribute our products against claims relating to the manufacture and sale of products distributed by such distribution partners. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. While we have obtained $3,000,000 of product liability insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities.  As we begin to sell and distribute our new line of proprietary products, we intend to increase the limits of our product liability insurance.  A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations.  We may incur significant expense investigating and defending these claims, even if they do not result in liability.  Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

We and our sales personnel, whether employed by us or by others, must comply with various federal and state anti-kickback, self referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Possible sanctions for violation of these fraud and abuse laws include monetary fines, civil and criminal penalties, exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE, the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents, and forfeiture of amounts collected in violation of such prohibitions. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs.  We may engage additional physicians on a consulting basis. While these agreements with physicians will be structured with the intention of complying with all applicable laws, including the federal ban on physician self referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these agreements as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties, or prohibit us from accepting referrals from these physicians. Because our strategy includes the involvement of physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.

The scope and enforcement of all of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory or enforcement authorities will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory or enforcement review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

We are uncertain regarding the success of our clinical trials for our products in development.

Some of our products in development may require clinical trials to determine their safety and efficacy for U.S. marketing approval by regulatory bodies, including the U.S. Food and Drug Administration. There can be no assurance that we will be able to successfully complete the U.S. regulatory approval process for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate these products to be safe and efficacious.

Healthcare policy changes, including recent laws to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by legislators, regulators, and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Various healthcare reform proposals have emerged at the federal and state levels. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the enacted excise tax may materially and adversely affect our operating expenses and results of operations.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to a U.S. Food and Drug Administration-cleared product that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new U.S. Food and Drug Administration 510(k) clearance or, possibly, a premarket approval. The U.S. Food and Drug Administration requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the U.S. Food and Drug Administration may review and disagree with any decision reached by the manufacturer. In the future, we may make additional modifications to our products after they have received U.S. Food and Drug Administration clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulations in other countries in which we market or sell, or propose to market or sell, our products may also require that we make judgments about changes to our products and whether or not those changes are such that regulatory approval or clearance should be obtained. In the U.S. and elsewhere, regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

Changes in reimbursement levels by governmental or other third-party payors for procedures using our products may cause our revenues to decline.

We believe that our products will be purchased principally by hospitals or physicians which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our future customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical product companies because it affects which products customers purchase and the prices they are willing to pay. Implementation of healthcare reforms in the U.S. may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third party payors.

Third-party payors have adopted, and are continuing to adopt, a number of healthcare policies intended to curb rising healthcare costs. These policies include:

●	controls on government-funded reimbursement for healthcare services and price controls on medical products and services providers;

●	challenges to the pricing of medical procedures or limits or prohibitions on reimbursement for specific devices and therapies through other means; and

●	the introduction of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict whether federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. Changes in healthcare systems in the U.S. in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for these procedures, or adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them.

We are reliant upon two manufacturers for key ingredients of the manufacture of our hydrogels.

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of its hydrogels.  Although we have not experienced significant production delays attributable to supply changes, we believe that developing an alternative sources of supply for the polymers used to make our current hydrogels would be difficult over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, which would have a material and adverse effect on our business, results of operations and financial condition.

Risks Related to the Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;

●	additions or departures of key personnel;

●	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

We are subject to penny stock rules which will make the shares of our common stock more difficult to sell.

We are subject to the Securities and Exchange Commission’s “penny stock” rules since our shares of common stock sell below $5.00 per share.  Penny stocks generally are equity securities with a per share price of less than $5.00.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock.  As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

There is, at present, only a limited market for our common stock and we cannot ensure investors that an active market for our common stock will ever develop or be sustained.

 Our shares of common stock are thinly traded.  Due to the illiquidity, the market price may not accurately reflect our relative value.  There can be no assurance that there will be an active market for our shares of common stock either now or in the future.  Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE Amex, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock, and make a change of control of us more difficult even if it might benefit our shareholders.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock.  Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock.  Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our shareholders.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price of our common stock.

 In addition, if our shareholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	inadequate capital;

●	impairment of goodwill and intangibles;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components;

●	inability to carry out research, development and commercialization plans; and

●	loss or retirement of key executives and research scientists.

You should review carefully the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of these and other risks that relate to our business and investing in shares of our common stock.  The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

From November 2010 through December 2011, we paid Harborview Capital Management LLC, with respect to which Richard Rosenblum and David Stefansky are managing members, $14,000 per month in exchange for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities at our principal executive offices located at 850 Third Avenue, Suite 1801, New York, New York 10022.  Effective as of December 1, 2011, we amended our lease relationship with Harborview Capital Management, LLC.  Pursuant to the amendment, we issued Harborview Capital Management, LLC 2,000,000 shares of our common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments.  The shares were valued at $100,000 as of the date of issuance and the expense will be amortized over the term of the lease.  We do not have any right to extend the terms of the lease agreement past December 31, 2012.

On February 27, 2009, AquaMed Technologies, Inc. executed an assignment and assumption of a lease from Hydrogel Design Systems, Inc. at market rate for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which expires January 31, 2016.  The lease calls for monthly lease payments as follows: $14,883 per month through January 31, 2010, $15,627 per month from February 1, 2010, through January 31, 2014, and $17,187 per month from February 1, 2014, through January 31, 2016. In addition the lease calls for monthly expense reimbursements that are adjusted annually. The monthly expense reimbursements for the year ended December 31, 2011, amounted to approximately $5,000 per month. Rent expense, including all related reimbursements, totaled $252,548 for the year ended December 31, 2011.  AquaMed Technologies, Inc. has an option to renew the lease for an additional five years after January 31, 2016 upon 180 days notice to the landlord.

The following is a schedule by year of future minimum rental payments, excluding reimbursements, required under the operating lease agreements:

For the Year Ending December 31	Amount ($)
2012	187,524
2013	187,524
2014	204,684
2015	206,244
2016	17,187
Total	803,163

We believe that our property and equipment are in good condition, subject to normal wear and tear. We believe that our facility has sufficient capacity to meet our current and projected manufacturing, marketing, selling and distribution needs.

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

Item 4.     Mine Safety Disclosure.

Not applicable.

PART II

Item 5.     Market Price of, and Dividends on, the Company’s Common Equity, and Related Stockholder Matters.

Market Information

Our common stock is traded over the counter on the OTCBB under the symbol “ALQA”.

The following table sets forth the range of high and low bid information for our common stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	HIGH	LOW
2011:
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.06
Second Quarter	$0.30	$0.08
First Quarter	$0.26	$0.14
2010:
Fourth Quarter	$0.17	$0.10
Third Quarter	$0.14	$0.08
Second Quarter	$0.20	$0.10
First Quarter	$0.18	$0.11

We did not repurchase any shares of common stock during the year ended December 31, 2011.

Holders of Common Stock

As of March 28, 2012, there were 232,073,863 shares of common stock outstanding and held of record by approximately 103 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

The last reported sales price of our common stock on the OTC Bulletin Board on March 28, 2012 was $0.058 per share.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	18,870,000	$0.162	40,000,000
Equity compensation plans not approved by security holders	---	---	---
Total	18,870,000	$0.162	40,000,000

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

On May 11, 2010, we entered into a merger agreement with HT Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary and AquaMed Technologies, Inc., pursuant to which, on the same date, HT Acquisition Corp. merged with and into AquaMed Technologies, Inc., with AquaMed Technologies, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary. In connection with the merger,

●	we issued an aggregate of 84,800,000 shares of our common stock to the holders of AquaMed Technologies, Inc.’s issued and outstanding capital stock,

●	our sole officer resigned and was replaced by designees of AquaMed Technologies, Inc.,

●	a majority of our directors resigned and were replaced by designees of AquaMed Technologies, Inc., and

●	AquaMed Technologies, Inc.’s business became our principal business.

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc., Alliqua Biomedical, Inc. and HepaLife Biosystems, Inc.

We develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.  We supply these gels primarily to the wound care and pain management segments of the healthcare industry.  We believe that we are one of only two known manufacturers of these gels in the world.  We specialize in custom gels by capitalizing on proprietary manufacturing technologies.

Our gels can be utilized as delivery mechanisms for medication to be delivered through the skin into the blood stream, known as transdermal delivery, or to be delivered between the layers of the skin, known as intradermal delivery.  Active ingredients can be added to our gels for use in wound/burn dressings and to provide for the topical application of non-prescription drugs.  Additionally, our gels can also be used as components in certain medical devices, skin care treatments, cosmetics and other commercial products.

Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies.  Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, vapor transmission, release rates) while maintaining product integrity.  Additionally, we have the manufacturing ability to offer broad choices in selection of liners onto which the gels are coated.  Consequently, our customers are able to determine tolerances in vapor transmission and active ingredient release rates while personalizing color and texture.

Recent Events

On January 11, 2012, effective as of December 1, 2011, the Company amended its Executive Office License agreement with Harborview Capital Management, LLC, dated November 1, 2010 for office space and other services. Pursuant to the amendment, the Company issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until Decemvber 31, 2012 and the elimination of the requirement to make any further cash payments. The cash value of these shares on the date of issuance was $100,000. The Company does not have any right to extend the terms of the agreement past December 31, 2012.

In February of 2012, we received from the Pricing, Data, Analysis, and Coding, the contractor for the Centers for Medicare and Medicaid Services, or CMS, the Healthcare Common Procedural Coding System, or HCPCS, codes, for use when billing for our silver based antimicrobial hydrogel dressings.  HCPCS was established in 1978 to provide a standardized coding system for describing the specific items and services provided in the delivery of health care.  HCPCS codes are used by Medicare and monitored by the CMS.  They are based on the Current Procedural Technology codes developed by the American Medical Association.  We believe that these codes will facilitate reimbursement for the use of our dressings in Medicare patients with applicable wounds.

On February 16, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase up to 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued in exchange for aggregate consideration of $1,050,000. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

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

Revenue Recognition

We apply the revenue recognition principles in accordance with Accounting Standard Codification, or ASC, 605, “Revenue Recognition.” Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work.

Acquired In-Process Research and Development

In accordance with authoritative guidance, we recognize in-process research and development, or IPR&D, at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During fiscal year 2010, we acquired IPR&D through the merger with AquaMed Technologies, Inc. Our IPR&D is comprised of the HepaMate™ technology, which was valued on the date of the merger. It will take additional financial resources to continue development of this technology. We believe that the HepaMate™ technology has significant long-term profit potential and we have recently begun to allocate resources to maximize its value.

We assessed the following qualitative factors to determine the fair value of the IPR&D:

●	Analysis of the technology’s current phase.

●	Additional testing necessary to bring the technology to market.

●	Development of competing products.

●	Changes in projections caused by delays .

●	Changes in regulations.

●	Changes in the market for the technology.

●	Changes in cost projections at to bring the technology to market.

Based on our analysis, management has concluded that, at December 31, 2011, there is no impairment in IPR&D.

We continue to seek additional resources for further development of HepaMate™. Through December 31, 2011, we have not been successful in these efforts.  However, management is actively pursuing capital resources and industry experts to assist in this process.  Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, the related IPR&D will need to be written down to zero.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2011and 2010.  See “Acquired In-Process Research and Development” for further information.

Goodwill

Goodwill represents the premium paid over the fair value of net tangible and intangible assets that we acquire in a business combination.  Goodwill is allocated to specific reporting units.

We review goodwill for impairment, if any, at least annually for each reporting unit.  If the fair value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary.  If the fair value of the reporting unit is less than its net book value, there may be goodwill impairment.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors, the business climate and/or competition, among others.  In the fourth quarter of 2011, we performed our annual assessment of goodwill.  As a result, we recorded a non-cash goodwill impairment charge of $9,386,780 for the year ended December 31, 2011.  This charge is presented separately in the statement of operations and relates solely to the HepaLife Technologies, Inc. reporting unit.  The remaining goodwill balance of $425,969 relates solely to our AquaMed Technologies, Inc. reporting unit.

On May 11, 2010, at the date of the Merger, $9,386,780 of goodwill was assigned to the HepaLife Biosystems, Inc. (“Hepa”) reporting unit.  During the second half of 2011, we experienced a steady decline in our common stock price despite improvement in equity markets generally.  This lower stock price prevailed throughout the fourth quarter and into 2012.  As a result, our enterprise market value declined and we performed the two step goodwill impairment test.  Step 1 of the goodwill impairment test concluded that the market value of the Hepa reporting unit was less than the carrying amount.  As a result, we performed the required Step 2 of the analysis to measure any goodwill impairment.  To measure the amount of the impairment charge, we determined the implied fair value of goodwill in the same manner as if this reporting unit were being acquired in a business combination.  Based on our Step 2 assessment, we concluded, in the fourth quarter of 2011, that the net book value of the Hepa reporting unit exceeded its fair value, and a goodwill impairment charge of $9,386,780 was recorded for the entire goodwill relating to the Hepa reporting unit.

Additionally, we estimated the fair value of the AquaMed Technologies, Inc. reporting unit using discounted expected future cash flows.  We determined the fair value of this reporting unit is greater than the carrying amount and that there was no impairment of the goodwill of this reporting unit.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview.  For the year ended December 31, 2011, we had a net loss of $13,853,203, which was primarily comprised of a loss from operations of approximately $2,200,000, a goodwill impairment charge of $9,386,780, a depreciation and amortization expense of approximately $630,000 and a share-based compensation expense of approximately $1,675,000.

Revenues.  We earned revenue of $1,832,234 for the year ended December 31, 2011, as compared to revenue of $1,319,297 for the year ended December 31, 2010, representing an increase of 38.9%.  This increase was primarily due to the increase in orders, primarily in the first six months of 2011, from our primary customer for the manufacturing of our hydrogel products. We attribute this increase to the customer’s growing business as well as its desire to buildup inventory levels.

Gross Loss.  Our gross loss, which is total revenue less cost of sales, was $86,357 for the year ended December 31, 2011, as compared to a gross loss of $518,575 for the year ended December 31, 2010, representing a decrease of $432,218 or 83.4%. The decrease in gross loss was primarily attributable to an increase in revenue of $512,000.  As a percentage of sales, gross loss was 4.7% for the year ended December 31, 2011, as compared to a gross loss of 39.3% in 2010. The improved margin for the year ended December 31, 2011, as compared to 2010 was due to the higher volume of sales with sustained fixed overhead expenses.  Cost of sales increased by less than 5% versus a 40% increase in revenue.  This can be attributed to a portion of employee expense allocated to research and development efforts.  We increased our research and development efforts in 2011 on two projects, and some of our employees focused a significant portion of their time on research and development as opposed to manufacturing.  Our gross profit may fluctuate from period to period based on the mix of products sold and based on the volume of products sold in each period.

Depreciation of equipment and amortization of technology included in cost of goods sold for the year ended December 31, 2011, was $629,563, as compared to $623,363 in 2010.  This increase was attributable to the purchase of equipment in 2011.  Labor related expense for the year ended December 31, 2011, was $386,788, as compared to $453,615 in 2010.  The decrease in labor related expense was due to the higher allocation of  labor expense to research and development.  Rent expense for the year ended December 31, 2011, was $252,548, as compared to $250,852 in 2010.  Utility expense for the year ended December 31, 2011, was $85,798, as compared to $90,866 in 2010.

General and Administrative Expenses.  General and administrative expense was $3,852,706 for the year ended December 31, 2011, as compared to $2,029,259 for the year ended December 31, 2010, which represented an increase of $1,823,447 or 90%. This increase was primarily due to an increase in management and personnel salary expense, increased professional fees, advertising and marketing expense, and non-cash expense associated with stock option grants. General and administrative expense was 210% of product sales for the year ended December 31, 2011, as compared to 154% for the year ended December 31, 2010. Director fees for the year ended December 31, 2011 were $389,263, as compared to $488,872 in 2010. The decrease in director fees for the year was attributable to lower non-cash expense associated with stock option grants.  Officer compensation for the year ended December 31, 2011, was $1,702,561, as compared to $265,130 in 2010.  The increase was primarily attributable to $1,450,913 non-cash expense associated with stock option grants.  Other salary expenses, related to quality assurance and finance personnel, for the year ended December 31, 2011 were $107,348, as compared to $124,015 in 2010. Professional fees for the year ended December 31, 2011, were $475,570, as compared to $288,652 in 2010.  The increase was attributable to the cost associated with being a public company for the full calendar year of 2011 versus eight months in 2010.  Consulting fees for the year ended December 31, 2011, were $153,259, as compared to $244,175 in 2010.  The decrease in consulting fees was attributable to the termination of one consultant during 2010.

Research and Development.  We incurred $522,830 in research and development expenses for the year ended December 31, 2011, as compared to $170,247 for the year ended December 31, 2010. This increase was due primarily due to a focus on the development of proprietary products of wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. We also allocated a portion of our employee expense to research and development, as noted above.  We believe our research and development expenses will be reduced significantly in 2012 as the development of our proprietary products is approaching a stage where we expect to begin sales and recognize revenue.  In addition, the research and development efforts of our transdermal pain patch project are reaching the stage where we expect to be in a position to license or obtain a strategic partner to further develop the project.

Acquisition Related Costs.  In 2010, we incurred $381,874 in legal and professional fees relating to our merger with AquaMed Technologies, Inc., which fees were a one-time, non-recurring cost.

Impairment of Goodwill.  Goodwill is tested for impairment at the reporting unit level at least annually on December 31 of each calendar year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. We assigned goodwill to two of our subsidiaries, AquaMed Technologies, Inc. and HepaLife Biosystems, Inc.  Based on our analysis in the fourth quarter of 2011, we recorded an impairment charge of $9,386,780 in the fourth quarter of 2011 to write down the carrying value of the goodwill associated with the HepaLife Biosystems, Inc. subsidiary, to its estimated fair value of zero. As of December 31, 2011, we had $425,969 of goodwill related to our AquaMed Technologies, Inc. subsidiary.  No goodwill impairment charge was recorded during the year ended December 31, 2010.  There is no tax benefit associated with the impairment.

Interest Income.  Interest income for the years ended December 31, 2011 and 2010 represents interest earned on cash and cash equivalents, which totaled $4,349 and $9,075, respectively. The decrease in interest income was due to the decrease in cash balances during the year.

Change in Fair Value of Warrant Liability.  Our warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. We value our warrant liability using the Black-Sholes formula for determining the value, which approximates the fair value using the Binomial Lettice Model. Our stock price, the remaining term of the warrants, and the volatility of our stock all impact the fair value of the warrants. The amount recorded to adjust the warrants to fair value resulted in a net non-cash gain for the years ended December 31, 2011 and 2010 in the amount of $4,630 and $7,287, respectively.

Liquidity and Capital Resources

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

At December 31, 2011, cash and cash equivalents totaled $260,111, down from $1,393,727, excluding $362,546 of restricted cash, at December 31, 2010. The decrease was attributable to $990,000 net proceeds received from the issuance of common stock, offset by cash used in operating activities of $2,196,825 and capital expenditures of $289,337. The entire balance of the restricted cash was disbursed in 2011.

Net cash flow used in operating activities was $2,196,825 for 2011, compared to $1,713,596 for the year ended December 31, 2010.  The increase in cash use was attributable to a higher gross loss from operations including increases in research and development, rent and public company expenses in 2011.

Our net loss of $13,853,203 in 2011 included non-cash expenses totaling $11,697,650; $9,386,780 for impairment of goodwill, $632,694 for depreciation and amortization, and $1,678,176 for share based compensation.

We recognized revenue of $1,832,234 in 2011 as sales levels in the contract manufacturing business increased, primarily due to more frequent orders from our largest customer. We experienced significant sales growth, with particular strength in the first nine months of the year.  Sales for the fourth quarter of 2011 were significantly lower than the previous quarters as we did not recognize any revenues from our largest customer.

Cash expenses that contributed to the net loss included $1,300,000 for cost of sales, $522,000 for consultant fees and employee expenses related to research and development, $162,000 for Board of Directors costs, $168,000 for  office rental, $380,000 for advertising and marketing, $475,000 for professional fees including legal and accounting with the balance attributable to various general and administrative expenses.  Inventory increased by $101,544, which reduced cash available.  Accounts payable and accrued expenses, net of deposits and prepaid expenses, increased by $37,938 and accounts receivable decreased by $55,152, which increased cash available.  Our deferred tax liability increased by $11,000 and deferred revenue decreased by $39,000, which further decreased cash available.

Cash used by investing activities was approximately $73,209 in 2011, compared to $1,377,631 in 2010. The principal reason for the decrease was $1,793,768 of cash acquired in our merger with AquaMed Technologies, Inc. in 2010. Cash flow generated from financing activities was approximately $990,000 in 2011 down from $1,550,000 in 2010. We invested $289,337 in equipment and parts not yet placed in service in 2011.

At December 31, 2011, current assets totaled $603,908 and current liabilities totaled $337,193 as compared to current assets of $2,078,328 and current liabilities of $339,515 at December 31, 2010. As a result, our working capital surplus decreased to $266,715 during 2011.  This decrease was primarily due to the decrease in cash.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

In 2011 and continuing into 2012, we raised additional financing through common equity issuances as follows:

●
On March 2, 2011, we sold 6,250,000 shares of common stock including a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 for total net proceeds of $990,000.  These funds were used for both working capital and capital expenditures.

●
On February 16, 2012, we sold 21,000,000 shares of common stock including five year warrants to purchase 10,500,000 shares of common stock at, an exercise price of $0.069 for total net proceeds of $969,525.  We intend to use these funds for operations in 2012.

 Our future cash flows are dependent, in large part, on (i) our ability to successfully market our proprietary line of products, (ii) our ability to successfully have distribution channels in place, (iii) research and development, and (iv) the need to supplement working capital.

We expect to continue to incur losses from operations. We believe that our capital resources will improve if our new products gain market recognition and acceptance, resulting in increased sales. We continue to focus our efforts on expanding our product offerings. For example, our subsidiary, Alliqua Biomedical, Inc., executed a license agreement during the third quarter of 2011 with Noble Fiber Technologies, LLC (“Noble”). Pursuant to this agreement, Noble granted Alliqua Biomedical, Inc. an exclusive worldwide license to use Noble’s silver coated fibers marketed under the trademarks X-Static® and SilverSeal® in our manufacture, sale, use and distribution of two proprietary wound dressings.

 Based on current forecasts, we believe our cash and cash equivalents, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through the remainder of 2012. However, it is difficult to accurately predict our cash flow due to various factors, including estimating potential demand for our products, varying demand levels from our major customers and uncertainty as to the date of the final approvals necessary to launch our proprietary products. There is no assurance that sales in 2012 will exceed or match sales for the year ended December 31, 2011.

 We intend to curtail research and development spending as necessary to preserve cash. We terminated monthly cash rental payments for our executive offices in December, 2011 and, beginning in 2012, we discontinued paying cash fees to our directors. Both of these expenses will be paid in common stock in 2012.  We believe that the termination of these cash payments will result in an approximately $330,000 reduction in expenses in 2012.

If sales decline and/or weak demand continue in the contract manufacturing business, it will be necessary to further reduce expenses.  The reduction in future expenses may be significant in order for us to generate positive cash flow to sustain operations.

 If we are not successful with our sales and marketing efforts, or if it takes us longer time to achieve these benefits than anticipated, or if the reduction in expenses is not sufficient, then we will experience a shortfall in cash necessary to sustain operations and we will be required to seek other sources of funds in order to maintain sufficient funds available to operate. We believe that we will require additional capital in order to execute the longer term aspects of our business plan, including additional research and development efforts related to HepaMate™.

We believe that our need for additional equity capital will continue and we intend to pursue additional financing from existing relationships (such as prior shareholders, investors and lenders) and from new investors to support our research and development programs and operations. In addition, we may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing.  We intend to engage investment banking firms to assist us with these efforts.

Future financings are likely to be dilutive to existing stockholders and the terms of securities issued may be more favorable to new investors. Newly issued securities may include certain preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition

If we are unable to raise additional capital or we encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take stronger measures to conserve liquidity, which may include, but are not limited to, curtailing business development activities or suspending the pursuit of our business plan. There can be no assurance that we will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to us.

Off Balance Sheet Arrangements

We have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of Inflation and Changes in Prices

Management does not believe that inflation and changes in price will have a material effect on our operations.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 8.     Financial Statements and Supplementary Data.

The following financial statements are included as part of this Report (See Item 15):

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our president and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our president and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our president and chief financial officer, assessed the effectiveness our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table and text set forth the names and ages of all of our current directors and executive officers.

Name	Age	Position
David Stefansky	40	Chairman and Class III Director
Richard Rosenblum	53	President and Class II Director
Steven Berger	51	Chief Financial Officer, Treasurer and Secretary
Michael Goldberg, M.D.	53	Class II Director
Joseph Leone	58	Class I Director
Kenneth Pearsen, M.D.	51	Class II Director
Joseph Sierchio	62	Class I Director
Jeffrey Sklar	49	Class III Director
Nochum Stein	63	Class III Director

Our directors hold office until the earlier of their death, resignation or removal by shareholders or until their successors have been qualified. Our directors are divided into three classes.  Joseph Leone and Joseph Sierchio are our class I directors, with their terms of office to expire at our 2013 annual meeting of shareholders.  Michael Goldberg, M.D., Kenneth Pearsen, M.D. and Richard Rosenblum are our class II directors, with their terms of office to expire at our 2014 annual meeting of shareholders.  Jeffrey Sklar, Nochum Stein and David Stefansky are our class III directors, with their terms of office to expire at our 2012 annual meeting of shareholders.  At each annual meeting of shareholders directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Executive Officers and Directors

David Stefansky has been a member of our board of directors and our chairman since May 11, 2010. He was appointed in accordance with the terms of the merger agreement between us and AquaMed Technologies, Inc. Mr. Stefansky has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Stefansky previously was a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. From May 2008 to December 2010, Mr. Stefansky was a director of China Opportunity Inc.  From September 2006 to March 2009, Mr. Stefansky was a director of Boxwoods, Inc. From September 2006 to May 2007, Mr. Stefansky was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Stefansky was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Stefansky was a director of HG Partners, Inc. Mr. Stefansky has advised and participated in financings for emerging growth companies in excess of $250,000,000 and this experience enables Mr. Stefansky to leverage his skill set to grow shareholder value.

Richard Rosenblum has been our president since May 11, 2010 and has served as a member of our board of directors since June 7, 2010. He was appointed in accordance with the terms of the merger agreement between us and AquaMed Technologies, Inc. Richard Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Rosenblum was previously a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum currently serves as a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Boxwoods, Inc., which changed its name to Duke Mining Company, Inc. in March 2009. From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s qualifications to serve on the board include his ability to cull from his varied capital markets experience strategic insights that provide guidance to us with respect to our corporate governance and board functions.

Steven Berger has been our chief financial officer, treasurer and secretary since May 11, 2010. Mr. Berger has been the chief financial officer and chief operating officer of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2007. His past executive finance positions include serving as chief financial officer of Global/CHC Worldwide LLC, a chemical coatings company. Other executive experience includes his tenure as president of Morgan Harris & Co. where he was involved in equity trading. From 2000 to 2003, Mr. Berger was chief financial officer of Virtual BackOffice Inc., a company engaged in the provision of virtual secretarial services. From 1983 to 1999, Mr. Berger was the treasurer, controller and chief compliance officer with LaBranche & Co., the parent corporation of LaBranche & Co. LLC, which specialized in equity securities listed on the New York Stock Exchange and the American Stock Exchange. Mr. Berger holds a Bachelor of Science degree in business administration with a concentration in finance from Boston University.  Mr. Berger’s qualifications include his experience gained while serving as chief financial officer for a number of other companies and his unique understanding of small publicly-traded companies.

Michael Goldberg, M.D. has served as a member of our board of directors since January 3, 2011.  Dr. Goldberg has served as a managing partner of the investment firm Montaur Capital Partners since May 2007. From 1990 to January 2007, Dr. Goldberg was chairman and chief executive officer of Emisphere Technologies, Inc., a publicly traded biopharmaceutical company. Prior to that, he was a vice president for The First Boston Corporation, where he was a founding member of the Healthcare Banking Group. Dr. Goldberg also served  as a director of Adentrx Pharmaceuticals, Inc. since 2004, and has also served on the board of directors of Urigen Pharmaceuticals, Inc., a specialty pharmaceutical company focused on therapeutic products for urological disorders, until August 2010. Dr. Goldberg received a B.S. from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University and an M.B.A. from Columbia University Graduate School of Business.  We believe that Dr. Goldberg’s background in the biopharmaceutical and healthcare industries make him a valuable resource to our board.

Joseph Leone has served as a member of our board of directors since January 3, 2011.  Mr. Leone spent more than 24 years with CIT Group, one of the nation’s largest small and mid-size business lenders, and held several senior-level positions at CIT, most recently vice chairman and chief financial officer from May 1995 through April 2010.   From 1975 through 1983, Mr. Leone was employed by KPMG – Peat Marwick as a senior manager for financial services clients including Citibank and MHT. He has been a Certified Public Accountant since 1977. Mr. Leone is a graduate of Baruch College (BBA in Accounting) and the Advanced Management Program at Harvard Business School. Currently, Mr. Leone is a member of the advisory board of The Receivables Exchange and the Bernard M. Baruch College Fund board.  We believe that Mr. Leone’s extensive background in accounting and finance make him a valuable member of our board.

Kenneth Pearsen, M.D. has served as a member of our board of directors since January 3, 2011.  Dr. Pearsen is currently the chief executive officer of Western New York Radiology Associates. He is also the chief of radiology at Buffalo General Hospital, chief of service for radiology at Kaleida Health Care System and the chief executive officer of Imaging Radiology Associates. Dr. Pearsen has held all these titles since April of 2003, prior to which he was chief executive officer of Ide Radiology Associates in Rochester, NY.  Dr. Pearsen’s current occupation involves the practice of diagnostic radiology, daily supervision of radiology services for the Kaleida Health Care system, and chief executive officer responsibilities for Western New York  Radiology Associates and of Imaging Radiology Associates, including all management, financial and contractual obligations.  Dr. Pearsen currently serves on numerous boards and executive committees that pertain to the operation of the Kaleida Health Care System and Western New York Radiology, including Kaleida Health Medical Executive Committee, Kaleida Chief of Service Committee, Kaleida Global Vascular Center Committee, Buffalo Niagara Medical Campus advisory board, and Western New York Radiology Executive Committee.  Dr. Pearsen previously served as president of the medical staff and associate member of the board of directors for Highland Hospital in Rochester, New York from 2000 to 2002.  Dr. Pearsen has over 23 years of experience with clinical research and hospital-based medical care. Dr. Pearsen graduated summa cum laude from the University of Pennsylvania and received his M.D. from Columbia College of Physicians & Surgeons in New York.  Dr. Pearsen did his radiology training and neuroradiology fellowship training at the Massachusetts General Hospital in Boston. We believe that Dr. Pearsen’s background in the healthcare industry, as well as his understanding of the complex system of clinical research make him a valuable resource on our board.

Joseph Sierchio has served as a member of our board of directors since September 2008. Mr. Sierchio has practiced corporate and securities law in New York City since 1975, representing and offering counsel to  investors, entrepreneurs, and domestic and foreign public and private companies (including companies domiciled in Canada, the United Kingdom, Germany, Italy, Switzerland, Australia, and Hong Kong). Mr. Sierchio is admitted in all New York state courts and federal courts in the Eastern, Northern, and Southern Districts of the State of New York as well as the federal Court of Appeals for the Second Circuit. Mr. Sierchio earned his Doctor of Law degree at Cornell University Law School in 1974, and a Bachelor of Arts degree, with Highest Distinction in Economics, from Rutgers College at Rutgers University, in 1971. Mr. Sierchio is also a member of Sierchio & Company, LLP. Mr. Sierchio currently serves on the board of directors for New Energy Technologies, Inc., Janus Resources, Inc. and Ceres Ventures, Inc. Mr. Sierchio’s background and experience provide him with significant legal experience, as well as important insights into corporate governance and board functions. As a director of our company prior to the merger with AquaMed Technologies, Inc., Mr. Sierchio, along with his corporate law and finance experience, brings continuity and a familiarity with our company to the board of directors.

Jeffrey Sklar has served as a member of our board of directors since January 3, 2011.  Mr. Sklar has served as the managing partner of Sklar, Heyman and Company LLP, a regional accounting firm, where he oversees the industry specialization team for non-bank financial institutions and for forensic and investigative auditing services, since January 2010 and prior to that, from January 2006 to December 2009, he served as an audit partner.  Since 2006, Mr. Sklar has also served as the managing director of SHC Consulting Group, LLC. Mr. Sklar served Public Savings Bank as a director, as the chair of the compliance and risk committee, and as a member of the audit committee from September 2010 to September 2011. In addition to being a Certified Public Accountant, Mr. Sklar is a Certified Anti-Money Laundering Specialist, a Certified Fraud Specialist and Certified in Financial Forensics by the American Institute of CPAs.  Mr. Sklar’s qualifications to serve on the board include his extensive background in accounting and finance.

Nochum Stein has served as a member of our board of directors since January 3, 2011.  Mr. Stein founded in 1988 American European Group, a New York-based insurance holding company focused on writing small to mid-size insurance accounts.  He has been serving since then as its chairman and chief executive officer.  At American European Group, Mr. Stein has overseen several multi-million dollar mergers and acquisitions.  Mr. Stein also serves, since 1999, as co-chairman of the board of directors and on various sub-committees of Coleman Cable Inc., a leading manufacturer and innovator of electrical and electronic wire and cable products for the security, sound, telecommunications, electrical construction, retail, commercial, industrial, irrigation, HVAC and automotive markets.  Prior to his role with Coleman Cable Inc., Mr. Stein was co-chairman of Riblet Products Corporation.  Mr. Stein brings to the board his significant experience in business transactions and his experiences sitting on the boards of other public and private companies, of a financial and industrial nature, and dealing with regulatory issues.

The board of directors regard all of the individuals above as competent professionals with many years of experience in the business community.  The board of directors believe that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Family Relationships and Other Matters

There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers are appointed by, and serve at the discretion of, the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2011, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except that 1420525 Alberta Ltd. reported one transaction on a late Form 4 and Harborview Advisors, LLC, including its joint filers Harborview Master Fund, L.P., Harborview Value Master Fund, L.P., Harborview Capital Management, LLC, Richard Rosenblum and David Stefansky, reported six transactions executed on the same day on a late Form 4.

Code of Business Conducts and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, http//www.alliqua.com under “Investors” and “Corporate Governance”. We intend to post any amendments to, or waivers from, our Code of Ethics on our web site.

Committees of the Board of Directors

We currently have three standing committees of the board of directors: the (i) audit committee, (ii) compensation committee and (iii) nominating and corporate governance committee.

Audit Committee

The audit committee of the board of directors is currently comprised of Messrs. Leone and Sklar, each of whom is an independent director and an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. Mr. Leone serves as chairman of the audit committee. The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

The compensation committee of the board of directors is currently comprised of Dr. Goldberg and Mr. Sklar. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans.  The compensation committee has not retained the services of any compensation consultants.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board of directors is currently comprised of Dr. Pearsen and Messrs. Leone and Stein.  The nominating and corporate governance committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, shareholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by shareholders and self-nominated candidates as it does for those proposed by other board members, management and search companies. The committee did not meet in 2011.

Communications with the Board of Directors

We have no formal procedures to follow for shareholders to communicate with the board of directors. Should you wish to submit a written communication to the board of directors or an individual director, you may mail or deliver such communication to: Alliqua, Inc., Board of Directors, 850 Third Avenue, Suite 1801, New York, New York 10022, Attention: David Stefansky, Chairman. All appropriate communications received from shareholders will be forwarded to the board of directors or any committee thereof, if any, as appropriate.

Item 11.  Executive Compensation

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our compensation committee and our board of directors. Our board of directors has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2011, we designed our executive compensation program to achieve the following objectives:

●	attract and retain executives experienced in developing and delivering products such as our own;
●	motivate and reward executives whose experience and skills are critical to our success;
●	reward performance; and
●	align the interests of our executive officers and shareholders by motivating executive officers to increase shareholder value.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awards (1)	All Other Compensation		Total
Richard Rosenblum (2)	2011	$-	$-	$327,032	$154,000	(6)	$481,032
President, Director	2010	$-	$-	$181,819	$366,000	(3)	$547,819

David Stefansky (4)	2011	$-	$-	$327,032	$154,000	(6)	$481,032
Director	2010	$-	$-	$181,819	$366,000	(3)	$547,819

Steven C. Berger (5)	2011	$120,497	$-	$24,523	$-		$145,020
Chief Financial Officer, Treasurer and Secretary	2010	$70,000	$21,000	$65,175	$-		$135,176

(1)
This column represents the aggregate grant date fair value of stock options granted in 2010 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 10. Stock Options” to our audited financial statements for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

(2)	Mr. Rosenblum was appointed to his positions on June 7, 2010.

(3)	Represents director fees and amounts paid to Harborview Capital Management, LLC for shared office services and for services rendered in connection with our merger with AquaMed Technologies, Inc.

(4)	Mr. Stefansky was appointed to his position on May 11, 2010.

(5)	Mr. Berger was appointed to his positions on May 11, 2010.

(6)	Represents amounts paid to Harborview Capital Management, LLC for shared office services.

From May 2010 through October 2010, each of Richard Rosenblum and David Stefansky were paid $42,000 for their service as our directors.  Mr. Stefansky and Mr. Rosenblum did not receive any additional director fees for the balance of 2010, nor did they receive any compensation for their service as executive officers.  From November 2010 through December 2011, we paid Harborview Capital Management LLC, with respect to which Mr. Rosenblum and Mr. Stefansky are managing members, $14,000 per month in exchange for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities at our principal executive offices located at 850 Third Avenue, Suite 1801, New York, New York 10022.  Effective as of December 1, 2011, we amended our lease relationship with Harborview Capital Management, LLC.  Pursuant to the amendment, we issued Harborview Capital Management, LLC 2,000,000 shares of our common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments.

Steven Berger is paid $11,485 per month for his services as our chief financial officer.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2011.

Name	Number of Securities Underlying Options (Exercisable)	Equity Incentive Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise Price ($/sh)	Expiration Date
David Stefansky	1,000,000 (1)	3,000,000 (2)	0.145	12/9/20
David Stefansky	1,000,000 (3)	0	0.145	12/9/20
David Stefansky	1,666,667 (4)	0	0.210	3/1/21
Richard Rosenblum	1,000,000 (1)	3,000,000 (2)	0.145	12/9/20
Richard Rosenblum	1,000,000 (3)	0	0.145	12/9/20
Richard Rosenblum	1,666,667 (4)	0	0.210	3/1/21
Steven Berger	500,000 (5)	0	0.145	12/9/20
Steven Berger	250,000 (3)	0	0.145	12/9/20
Steven Berger	250,000 (6)	0	0.145	12/9/20

(1)
These options vested and became exercisable on December 9, 2010.  These options were awarded for Mr. Stefansky’s and Mr. Rosenblum’s, as applicable, contributions to our success and as an incentive to continue to make such contributions in the future.

(2)	These options will vest and become exercisable upon the listing of our common stock on a national securities exchange.
(3)	These options vested and became exercisable on January 3, 2011 when our board of directors fully complied with the Corporate Governance Requirements set forth in Sections 801-809 of NYSE Amex Rules.
(4)
These options vested and became exercisable on March 1, 2011.  These options were awarded for Mr. Stefansky’s and Mr. Rosenblum’s, as applicable, contributions to our success and as an incentive to continue to make such contributions in the future.

(5)
These options vested and became exercisable on December 9, 2010.  These options were awarded for Mr. Berger’s contributions to our success and as an incentive to continue to make such contributions in the future.

(6)
These options vested and became exercisable on March 31, 2011 when our Annual Report on Form 10-K was filed with the Securities and Exchange Commission for the fiscal year ending December 31, 2010 without any material weakness in Company’s financial reporting under the Sarbanes-Oxley Act of 2002.

2001 Incentive Stock Purchase Plan

Our 2001 Incentive Stock Purchase Plan, which expired on July 12, 2011, provided shares for option grants to employees, directors and others.  The purpose of our 2001 Incentive Stock Purchase Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success.  Under our 2001 Incentive Stock Purchase Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards.  Our 2001 Incentive Stock Purchase Plan is administered by our board of directors. A total of 40,000,000 shares of common stock were reserved for award under the stock option plan, of which 27,280,000 were available for future issuance as of December 31, 2010. Options granted under the option plan generally vest over two to five years or as otherwise determined by the board, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

2011 Long-Term Incentive Plan

Our Board of Directors adopted the 2011 Long-Term Incentive Plan on November 7, 2011, which was approved by our shareholders at our 2011 annual meeting held on December 19, 2011.  The purpose of our 2011 Long-Term Incentive Plan is to enable us to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors.  Our 2011 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Our 2011 Long-Term Incentive Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Our 2011 Long-Term Incentive Plan is administered by our board of directors. A total of 40,000,000 shares of common stock are reserved for award under the stock option plan, all of which remain available for future issuance as of the date hereof.

Change of Control Agreements

We do not currently have any plans providing for the payment of retirement benefits to our officers or directors.

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination.

Compensation of Directors

Non-employee directors received $2,250 per month for their services in 2011.  Newly appointed directors were also issued options in our 2001 Incentive Stock Option Plan.  The board of directors approved and shareholders ratified the Alliqua, Inc. 2011 Long-Term Incentive Plan in 2011, in which our directors are eligible to participate.  We also reimburse our directors for any actual expenses incurred in connection with services as a director. Effective January 1, 2012, the cash remuneration was suspended and the Compensation Committee is currently formulating an equity compensation plan in lieu of cash.

Our board of directors determines the non-employee directors’ compensation for serving on our board of directors and its committees. In establishing director compensation, our board of directors is guided by the following goals:

●	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
●	compensation should align the directors’ interests with the long-term interests of shareholders; and
●	compensation should assist with attracting and retaining qualified directors.

The table below outlines director compensation for the fiscal year ended December 31, 2011, other than for Messrs. Rosenblum and Stefansky.

Name	Fees earned or paid in cash (1)	Stock awards aggregate grant date fair value	Option awards aggregate grant date fair value (2)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	Other compensation	Total
Michael Goldberg	$27,000	-	$27,750	-	-	$-	$54,750
Joseph Leone	$27,000	-	$27,750	-	-	$-	$54,750
Kenneth Pearsen	$27,000	-	$27,750	-	-	$-	$54,750
Joseph Sierchio	$27,000	-	$1,143	-	-	$-	$28,143
Jeffrey Sklar	$27,000	-	$27,750	-	-	$-	$54,750
Nachum Stein	$27,000	-	$27,750	-	-	$-	$54,750

(1)	The amounts in this column represent the monthly cash meeting fee earned by or paid to our directors for service during the fiscal year ended December 31, 2011.
(2)
Effective with their appointment to our board of directors on January 3, 2011, each newly elected director was granted an option to acquire 250,000 shares of common stock, pursuant to our 2001 Equity Incentive Plan, at an exercise price of $0.135 and an expiration date of January 3, 2021.

We have no other arrangements pursuant to which any our directors were compensated during the year ended December 31, 2011 services as a director.

For the year ended December 31, 2011, we incurred $162,000 in board fees for our non-employee directors.  In 2011, non-employee directors received cash compensation of $2,250 monthly.  In January of 2011, we granted newly appointed directors a total of 1,500,000 stock options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report on Form 10-K and is incorporated by reference herein.

The following table sets forth, as of March 28, 2012, the beneficial ownership of our common stock by each of our directors and named executive officers, and each person known by us to beneficially own more than 5% of our common stock outstanding as of such date and our executive officers and directors as a group.

The percentages of our common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares of our common stock beneficially owned.  Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Alliqua, Inc., 850 Third Avenue, Suite 1801, New York, NY 10022.  As of March 28, 2012, we had 232,073,863 shares of common stock outstanding.

Person or Group	Number of Shares of Common Stock	Percent
5% Owners
Harborview Advisors, LLC	38,738,498 (1)	16.7%

Frost Gamma Investments Trust	25,761,818	11.1%
4400 Biscayne Blvd.
Miami, Florida 33137

Officers and Directors
David Stefansky	45,245,165 (2)	19.5%

Richard Rosenblum	44,815,165 (3)	19.3%

Nachum Stein	5,650,000 (4)	2.4%

Michael Goldberg	3,250,000 (5)	1.4%

Joseph M. Leone	250,000 (6)	*

Kenneth D. Pearsen	250,000 (6)	*

Joseph Sierchio	380,000 (7)	*

Jeffrey Sklar	1,780,000 (8)	*

Steven Berger	1,140,000 (9)	*

Directors and Executive Officers	58,045,165	25.0%
as a group (9 persons)

*	Represents less than 1%.

(1)
Comprised of (i) 27,981,999 shares of our common stock owned directly by Harborview Master Fund, L.P., (ii) 10,256,499 shares of our common stock owned directly by Harborview Value Master Fund, L.P., and (iii) 500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable.  Harborview Advisors, LLC is the general partner of Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(2)
Comprised of (i) 38,238,493 shares of our common stock owned directly by Harborview Master Fund, L.P., (ii) 2,310,000 shares of our common stock owned directly by Harborview Capital Management, LLC, (iii) 530,000 shares of our common stock owned directly by Mr. Stefansky, (iv) 3,666,667 shares of our common stock issuable to Mr. Stefansky upon the exercise of the vested portion of certain stock options, and (v) 500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable.  Harborview Advisors, LLC is the general partner of Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and Harborview Capital Management, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(3)
Comprised of (i) 38,238,493 shares of our common stock owned directly by Harborview Master Fund, L.P., (ii) 2,310,000 shares of our common stock owned directly by Harborview Capital Management, LLC, (iii) 100,000 shares of our common stock owned directly by Mr. Rosenblum, (iv) 3,666,667 shares of our common stock issuable to Mr. Rosenblum upon the exercise of the vested portion of certain stock options, and (v) 500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable.  Harborview Advisors, LLC is the general partner of Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and Harborview Capital Management, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(4)
Comprised of (i) 250,000 shares of our common stock directly beneficially owned by American European Group, (ii) 2,650,000 shares of our common stock directly beneficially owned by American European Insurance Company, (iii) 80,000 shares of our common stock directly beneficially owned by F & N Associates, (iv) 1,050,000 shares of our common stock directly beneficially owned by HSI Partnership, (v) 320,000 shares of our common stock directly beneficially owned by Alexander Hasenfeld, Inc. Profit Sharing Plan, (vi) 250,000 shares of our common stock of our common stock issuable to Mr. Stein upon exercise of the vested portion of stock options, and (vii) 1,050,000 shares of our common stock owned directly by Mr. Stein.  Mr. Stein is the chairman of American European Group and American European Insurance Company and may be deemed to beneficially own securities owned by each of American European Group and American European Insurance Company. Mr. Stein is a partner in F & N Associates and may be deemed to beneficially own securities owned by F & N Associates. Mr. Stein is the chairman of HSI Partnership and may be deemed to beneficially own securities owned by HSI Partnership. Mr. Stein is also the trustee for the Alexander Hasenfeld, Inc. Profit Sharing Plan and may be deemed to beneficially own securities owned by the Alexander Hasenfeld, Inc. Profit Sharing Plan.  Mr. Stein disclaims beneficial ownership of the reported securities, except to the extent of the pecuniary interest of such person in such securities.

(5)
Comprised of (i) 2,000,000 shares of our common stock owned directly by Dr. Goldberg, (ii) 250,000 shares of our common stock issuable to Dr. Goldberg upon exercise of the vested stock options, and (iii) 1,000,000 shares of our common stock issuable to Dr. Goldberg upon exercise of a warrant.

(6)	Comprised of shares of our common stock issuable upon exercise of vested stock options.

(7)	Comprised of (i) 100,000 shares of our common stock owned directly by Mr. Sierchio, and (ii) 280,000 shares of our common stock issuable to Mr. Sierchio upon exercise of vested stock options.

(8)
Comprised of (i) 1,000,000 shares of our common stock owned directly by Mr. Sklar, (ii) 30,000 shares of our common stock held in a custodial account for a child, of which Mr. Sklar disclaims beneficial ownership, (iii) 250,000 shares of our common stock issuable to Mr. Sklar upon exercise of vested stock options, and (iv) 500,000 shares of our common stock issuable to Mr. Sklar upon exercise of a warrant.

(9)	Comprised of (i) 140,000 shares of our common stock owned directly by Mr. Berger, and (ii) 1,000,000 shares of our common stock issuable to Mr. Berger upon exercise of vested stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Commencing in November 2010, we began to pay Harborview Capital Management, LLC, with respect to which Richard Rosenblum and David Stefansky are managing members, $14,000 per month for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities.  This agreement was amended as of December 1, 2011 and no further cash payments are to be made to Harborview Capital Management, LLC for the use of office space.  In lieu of cash, Harborview Capital Management, LLC was granted 2,000,000 shares of common stock for the use of office for the period December 1, 2011 and ending December 31, 2012.

Steven Berger is paid $11,078 per month for his services as our chief financial officer.  Mr. Berger is also employed by Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P., and Harborview Value Master Fund, L.P.

Legal fees of $181,805 for the year ended December 31, 2010 were paid to Joseph Sierchio, an attorney who also serves as a member of our board of directors.  No legal fees were paid to Mr. Sierchio for 2011.

Director Independence

As of the date of this Report, because none of our securities is listed on a national securities exchange, we are not required to have a majority of independent directors. However, after considering all of the relevant facts and circumstances, our board of directors has determined that Messrs. Leone, Sklar and Stein and Drs. Goldberg and Pearsen are independent from our management and qualify as “independent directors” under the standards of independence set forth in Rule 303A.02 of the NYSE Amex Rules.

Item 14.  Principal Accounting Fees and Services.

The firm of Marcum LLP currently serves as our independent registered public accounting firm. Our board of directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if our board of directors believes that a change would be in the best interests of the shareholders. Our board of directors has considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The following table presents aggregate fees for professional services rendered by Marcum LLP for the years ended December 31, 2011 and December 31, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$128,400	$120,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$128,400	$120,000

Audit Fees

Audit fees for the years ended December 31, 2011 and 2010 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2011 and 2010. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Tax Fees

Marcun LLP did not provide any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2011 and 2010.

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

3.   Exhibits

The following exhibits are filed as part of this Form 10-K:

EXHIBIT NUBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of May 11, 2010, by and among HepaLife Technologies, Inc., HT Acquisition Corp. and AquaMed Technologies, Inc., filed as Exhibit 2.1 to the Form 8-K filed May 17, 2010.

2.2	Certificate of Merger, dated May 11, 2010, by and between AquaMed Technologies, Inc. and HT Acquisition Corp., filed as Exhibit 2.2 to the Form 8-K filed May 17, 2010.

3.1	Articles of Incorporation, filed as Exhibit 3.2 to the Form 10-K/A filed April 29, 2011.

3.2	Amended and Revised Bylaws, filed as Exhibit 3.2 to the Form 8-K filed June 10, 2010.

3.3	Articles of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Form 8-K filed June 10, 2010.

4.1	Form of Series E Stock Purchase Warrant, filed as Exhibit 4.1 to the Form 8-K filed May 17, 2010.

4.2	Form of Series F Stock Purchase Warrant, filed as Exhibit 4.2 to the Form 8-K filed May 17, 2010.

10.1+	2001 Incentive Stock Purchase Plan filed as Exhibit 10.2 to the Form S-8 filed on May 8, 2003, File No. 333-105083.

10.2	Warrant Exercise or Exchange Agreement with the holders of its Series C Warrants (Exhibit 10.1) filed as Exhibit 10.1 to the Form 10-K filed October 28, 2009.

10.3	Form of Subscription Agreement, filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2010.

10.4+	Form of Offer Letter, filed as Exhibit 10.1 to the Form 8-K filed January 5, 2011.

10.5	Form of Indemnification Agreement, filed as Exhibit 10.2 to the Form 8-K filed January 5, 2011.

10.6	Securities Purchase Agreement, dated as of March 2, 2011, by and between Alliqua, Inc. and the Investor, filed as Exhibit 10.1 to the Form 8-K filed March 3, 2011.

10.7	Investor Warrant Issued March 2, 2011, filed as Exhibit 10.2 to the Form 8-K filed March 3, 2011.

10.8	Placement Agent Warrant Issued March 2, 2011, filed as Exhibit 10.3 to the Form 8-K filed March 3, 2011.

10.9	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.10	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., filed as Exhibit 10.2 to the Form 8-K filed July 20, 2011.

10.11+	Alliqua, Inc. 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to the Form 8-K filed December 20, 2011.

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm to the Form 10-K.

31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to the Form 10-K.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to the Form 10-K.

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

____________
*              Filed herewith.
**            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliqua, Inc.

Date: March 29, 2012	By:	/s/ Richard Rosenblum
Richard Rosenblum
President
(Principal Executive Officer)

/s/ Steven Berger
Steven Berger
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

/s/ Richard Rosenblum	President	March 29, 2012
Richard Rosenblum	(Principal Executive Officer)

/s/ Steven Berger	Chief Financial Officer, Treasurer and Secretary	March 29, 2012
Steven Berger	(Principal Financial and Accounting Officer)

/s/ David Stefansky	Chairman and Director	March 29, 2012
David Stefansky

/s/ Michael Goldberg, M.D.	Director	March 29, 2012
Michael Goldberg, M.D.

/s/ Joseph M. Leone	Director	March 29, 2012
Joseph M. Leone

/s/ Kenneth Pearsen, M.D.	Director	March 29, 2012
Kenneth Pearsen, M.D.

/s/ Joseph Sierchio	Director	March 29, 2012
Joseph Sierchio

/s/ Jeffrey Sklar	Director	March 29, 2012
Jeffrey Sklar

/s/ Nochum Stein	Director	March 29, 2012
Nochum Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Alliqua, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alliqua, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliqua, Inc. and Subsidiaries, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum llp
New York, NY
March 29, 2012

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets

Current Assets
Cash and Cash Equivalents	$260,111	$1,393,727
Restricted Cash - Escrow	-	362,546
Accounts Receivable, net	67,773	122,925
Inventories	230,290	128,558
Prepaid Expenses	45,734	70,572
Total Current Assets	603,908	2,078,328

Property and Equipment, net	2,126,811	2,244,784

Intangibles, net	10,679,167	11,029,167

Goodwill	425,969	9,812,749

Other Assets	189,240	32,341

Total Assets	$14,025,095	$25,197,369

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$251,881	$272,829
Accrued Expenses	85,312	23,056
Deferred Income	-	39,000
Derivative Liability	-	4,630
Total Current Liabilities	337,193	339,515

Long-term Liabilities
Deferred Rent Payable	20,816	16,741
Deferred Tax Liability	33,000	22,000
Total Liabilties	391,009	378,256

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 209,073,863 shares issued and outstanding at December 31, 2011 and 199,884,158 shares issued and outstanding at December 31, 2010	209,075	199,885
Additional paid-in capital	31,140,073	28,481,087
Accumulated deficit	(17,715,062)	(3,861,859)
Total Stockholders' Equity	13,634,086	24,819,113
Total Liabilities and Stockholders' Equity	$14,025,095	$25,197,369

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenue, net	$1,832,234	$1,319,297

Cost of Sales	1,918,591	1,837,872

Gross Loss	(86,357)	(518,575)

Operating Expenses
General and Administrative	3,852,706	2,029,259
Research and Product Development	522,830	170,247
Impairment of Goodwill	9,386,780	-
Total Operating Expenses	13,762,316	2,199,506

Loss from operations	(13,848,673)	(2,718,081)

Other Income (Expense)
Interest Expense	(2,509)	(2,460)
Acquisition Related Costs	-	(381,874)
Interest Income	4,349	9,075
Change in Value of Warrant Liability	4,630	7,287
Total Other Income (Expense)	6,470	(367,972)

Income Tax Provision	11,000	12,000

Net Loss	$(13,853,203)	$(3,098,053)

Basic and Fully Diluted Loss per Share	$(0.07)	$(0.02)

Weighted-Average Shares Outstanding -
basic and diluted	207,145,050	156,008,513

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	76,988,000	$76,988	$7,218,174	$(763,806)	$6,531,356

Issuance of Common stock to related party
for cash	7,812,000	7,812	242,188	-	250,000

Issuance of common stock
for cash, May 2010	11,400,000	11,400	1,288,600	-	1,300,000

Placement Fee	2,000,000	2,000	(2,000)	-	-

Acquisition of Hepalife business	101,494,158	101,495	19,181,965	-	19,283,460

Issuance of common stock for services	190,000	190	20,710	-	20,900

Share based compensation	-	-	531,450	-	531,450

Net loss for year ended	-	-	-	(3,098,053)	(3,098,053)

Balance, December 31, 2010	$199,884,158	$199,885	$28,481,087	$(3,861,859)	$24,819,113

Issuance of common stock
for cash, March 2011	6,250,000	6,250	993,750	-	1,000,000

Placement Fee	437,500	438	(10,438)	-	(10,000)

Cashless exercise of warrants	2,502,205	2,502	(2,502)	-	-

Share based compensation	-	-	1,678,176	-	1,678,176

Net loss for year ended	-	-	-	(13,853,203)	(13,853,203)

Balance, December 31, 2011	209,073,863	$209,075	$31,140,073	$(17,715,062)	$13,634,086

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(13,853,203)	$(3,098,053)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	632,694	624,449
Reserve for Obsolete Inventory	(188)	188
Share Based Compensation	1,678,176	531,450
Impairment of Goodwill	9,386,780	-
Issuance of Common Stock for Services	-	20,900
Change in Value of Warrant Liability	(4,630)	(7,287)
Changes in Operating Assets and Liabilities:
Accounts Receivable	55,152	97,752
Inventory	(101,544)	(19,920)
Deposits and Prepaid Expenses	(7,445)	(58,433)
Accounts Payable and Accrued Expenses	45,383	156,357
Deferred Tax Laibility	11,000	-
Deferred Revenue	(39,000)	39,000
Net Cash Used in Operating Activities	(2,196,825)	(1,713,596)

Cash flows from Investing activities
Cash Acquired from Acquisition	-	1,793,768
Decrease (Increase) in Restricted Cash	362,546	(362,546)
Purchase of Equipment and Parts not Place In Service	(124,616)	-
Purchase of Property and Equipment	(164,721)	(53,591)
Net Cash Provided by Investing Activities	73,209	1,377,631

Cash Flows From Financing Activities
Proceeds From Sale of Common Shares	990,000	1,550,000
Net Cash Provided by Financing Activities	990,000	1,550,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,133,616)	1,214,035

Cash and Cash Equivalents - Beginning of year	1,393,727	179,692

Cash and Cash Equivalents - End of year	$260,111	$1,393,727

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$2,509	$2,460

Non-cash investing and financing activities:
Common stock issued for acquiring HepaLife’s net assets
exclusive of net cash	$-	$17,498,692

Assets acquired and liabilities assumed:
Current Assets	$-	$1,808,597
Other liabilities	-	(11,917)
Intangible assets	-	8,100,000
Goodwill	-	9,386,780
Total purchase price	-	19,283,460
Less: Cash acquired	-	(1,793,768)
Total non-cash consideration	$-	$17,489,692

See notes to consolidated financial statements.

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

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, we hold legacy technology called HepaMate™.  Since May 2010, we have not allocated resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology and instead have focused our resources on products being developed by AquaMed and Alliqua Biomedical.  We continue, however, to explore various options to best realize value from our HepaMate™ technology, including selling it or partnering with another company to further develop it.  If we are unsuccessful in our efforts to realize value from our HepaMate™ technology, the recorded value of the related intangibles and goodwill will be subject to significant impairment.

Note 2 – Summary of Significant Accounting Policies

Liquidity

The Company historically has incurred operating losses. The Company’s future capital requirements are expected to be driven by (1) marketing of its new product lines, (2) successfully building distribution channels, (3) research and development costs, and (4) the need to supplement working capital levels. At December 31, 2011, cash and cash equivalents totaled $260,111, compared to $1,393,727, excluding $362,546 of restricted cash, at December 31, 2010. The decrease was attributable to $990,000 net proceeds received from the issuance of common stock, offset by cash used in operating activities of $2,196,825 and capital expenditures of $289,337. The balance of the restricted cash was disbursed in 2011.  The net loss of $13,853,203 included non-cash expenses totaling $11,697,650; $9,386,780 for impairment charge of goodwill, $632,694 for depreciation and amortization, and $1,678,176 for share based compensation.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Summary of Significant Accounting Policies (continued)

Liquidity (continued)

The Company recognized revenue of $1,832,234 in 2011 as sales levels in the contract manufacturing business increased, primarily due to more frequent orders from the Company’s largest customer.  The Company experienced significant sales growth, with particular strength in the first nine months of the year. Sales for the fourth quarter of 2011 were significantly lower than the previous quarters as the Company did not recognize any revenues from its largest customer.

The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company’s cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

In 2011 and continuing into 2012, the Company raised additional financing through common equity issuances as follows:

●
On March 2, 2011, the Company sold 6,250,000 shares of common stock including a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 for total net proceeds of $990,000.  These funds were used for both working capital and capital expenditures.

●
On February 16, 2012, the Company sold 21,000,000 shares of common stock including five year warrants to purchase 10,500,000 shares of common stock at, an exercise price of $0.069 for total net proceeds of $969,525.  The Company intends to use these funds for operations in 2012.

It is anticipated that existing capital resources will enable the Company to continue operations through at least March 31, 2013.

The Company believes that it will require additional capital in order to execute the longer term aspects of its business plan, including additional research and development efforts related to HepaMate™.

The Company believes that its need for additional equity capital will continue and it intends to pursue additional financing from existing relationships (such as prior shareholders, investors and lenders) and from new investors to support its research and development programs and operations. The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing.  The Company intends to engage investment banking firms to assist it with these efforts.

Future financings are likely to be dilutive to existing stockholders and, the terms of securities issued may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities it may issue, such as convertible notes and warrants, which may adversely impact the Company’s financial condition

If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, it will be required to take more severe measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing business development activities or suspending the pursuit of the Company’s business plan.

There can be no assurance that the Company will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to it, if needed.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the consolidated financial statements of Alliqua, Inc. and its subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc. and Alliqua Biomedical, Inc.

All significant inter-company transactions and accounts have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with original maturities of three months or less to be cash equivalents. From time to time the Company's cash account balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation guarantee limit. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

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

Inventory

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are based on historical experience. At December 31, 2011 and 2010, the Company had reserves for obsolete inventory of $0 and $188, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful life as follows:

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

Goodwill & Impairment

We review goodwill for impairment, if any, at least annually for each reporting unit. If the value of the reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the fair value of the reporting unit is less that its net book value, there may be goodwill impairment.

There are a number of factors involved in determining if an indication of impairment is likely. In the fourth quarter of 2011, we performed our annual assessment of goodwill. As a result, we recorded a non-cash goodwill impairment charge of $9,386,780 for the year ended December 31, 2011. This charge is presented separately in the statement of operations and relates solely to the HepaLife Technologies, Inc. reporting unit. The remaining goodwill balance of $425,969 relates to our AquaMed Technologies, Inc. reporting unit.

On May 11, 2010, at the date of the Merger, $9,386,780 of the goodwill was assigned to the HepaLife Biosystems, Inc. (“Hepa”) reporting unit. Step 1 of the goodwill impairment test concluded that the market value of the Hepa reporting unit was less than the carrying amount. As a result, we performed the required Step 2 of the analysis to measure any goodwill impairment. To measure the amount of the impairment charge, we determined the implied fair value of goodwill in the same manner as if this reporting unit were being acquired in a business combination. Based on our Step 2 assessment, we concluded, in the fourth quarter of 2011, that the net book value of the Hepa reporting unit exceeded its fair value, and a goodwill impairment charge of $9,386,780 was recorded for the entire goodwill relating to the Hepa reporting unit.

Additionally, we estimated the fair value of the AquaMed Technologies, Inc. reporting unit using discounted expected future cash flows. We determined the fair value of this reporting unit is greater than the carrying amount and that there was no impairment of the goodwill of this reporting unit.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Acquired in-Process Research and Development (“IPR&D”)

In accordance with authoritative guidance, the Company recognizes in-process research and development, or IPR&D, at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During fiscal year 2010, the Company acquired IPR&D through the merger with AquaMed Technologies, Inc.  The Company’s IPR&D is comprised of the HepaMate™ technology, which was valued on the date of the merger. It will take additional financial resources to continue development of this technology.

The Company assessed the following qualitative factors that could affect any change in the fair value of the IPR&D:

●	Analysis of the technology’s current phase.

●	Additional testing necessary to bring the technology to market.

●	Development of competing products.

●	Changes in projections caused by delays.

●	Changes in regulations.

●	Changes in the market for the technology.

●	Changes in cost projections to bring the technology to market.

Management has concluded that there is no impairment in the IPR&D.

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

Management has concluded that there is no impairment and the Company did not recognize any intangible asset impairment charges for the years ended December 31, 2011 and 2010. The Company reevaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.

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

The costs associated with shipping physical products are recorded in general and administrative expenses. Currently, shipping charges are not billed to customers.

For irradiation services, the Company records revenue based upon an hourly service charge as services are provided.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Research and Development

Research and development expenses represent costs incurred to develop technology. The Company charges all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. The Company does not track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is amortized when the technology is placed in service. As of December 31, 2011 and 2010 research and development costs totaled $522,830 and $170,247, respectively.

Advertising Expenses

Advertising and marketing costs are expensed as incurred.  Advertising expenses for the years ended December 31, 2011 and 2010 were $379,494 and $218,864, respectively.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles and goodwill. The Company re-evaluates its accounting estimates quarterly and records adjustments, when necessary.

Shipping and Handling

All shipping and handling costs are paid for by the Company. Shipping and handling costs amounted to approximately $4,820 and $6,456 as of December 31, 2011 and 2010, respectively, and are included in general and administrative expenses.

Reclassification

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.  These reclassifications had no effect on previously reported net loss.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

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

The benefit of tax positions taken or expected to be taken in the Company's income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2011 and December 31, 2010, no liability for unrecognized tax benefits was required to be reported. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure and transition. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. The Company's tax returns beginning with the year ended December 31, 2008 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the date of grant, and are amortized over the vesting period of the award. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock based compensation is reflected within operating expenses.

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

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	December 31,
	2011	2010

Stock Options	18,870,000	12,720,000
Warrants	13,567,201	13,239,773
Total	32,437,201	25,959,773

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued to determine if events or transactions require adjustment to or disclosure in the financial statements.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment” (“ASU 2011-08”), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The standard was adopted and applied during the 3rd quarter of 2011.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2010, FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will review the requirements of ASC Topic 810-10 and comply with its requirements. Originally issued in December 2007, ASC Topic 805 on business combinations, established principles and requirements as to how acquirers recognize and measure the identifiable assets acquired, the liabilities assumed, non-controlling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance was effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350).” Under Topic 350, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this standard as of January 1, 2011. The adoption of this update did not have a material effect on the consolidated financial statements or disclosures

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The provisions of ASC 855, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

●	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

●	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

●
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

●	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

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

AquaMed Technologies, Inc.

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

The fair value of the net assets acquired from the acquisition of Alliqua was $19,283,000 based on 101,494,158 shares issued at a closing stock price of $0.19 at the date of the Merger. As of the date of acquisition, AquaMed acquired identifiable net assets of $1,796,000 and intangibles of $17,486,780. Of this amount, a fair value was assigned to the in-process research and development technology relating to the “HepaMate” bioartificial liver in the amount of $8,100,000. The value assigned to this technology is not subject to amortization until such time as the technology is placed in service. The remaining portion of consideration in the amount of $9,386,000 was allocated to goodwill. Pursuant to the reverse merger, AquaMed restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

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

Unaudited Pro-forma Financial Information

The unaudited pro-forma results for the year ended December 31, 2010 combines the historical results of Alliqua and AquaMed as if the acquisition had been completed as of the beginning of the period presented. The pro-forma weighted average number of shares outstanding also assumes that the shares issued as purchase consideration were outstanding as of the beginning of the period presented.

For the year ended December 31, 2010
Revenues	$1,319,297
Net Loss Available to common shareholders	$(3,571,273)
Pro-forma basic and diluted net loss per common share	$(0.02)
Pro-forma weighted average common shares outstanding – basic and diluted	192,157,117

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of Alliqua had been completed as of the beginning of 2010. Alliqua is a research and development company and has had no revenues since the acquisition date.

Note 4 – Inventories

Inventories consist of the following:

	As of
	December 31, 2011	December 31, 2010
Raw materials	$216,307	$108,145
Work in process	4,170	10,140
Finished goods	9,813	10,461
Less: Inventory reserve	-	(188)
Total	$230,290	$128,558

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010
Machinery and equipment	$2,789,357	$2,729,966
Computer and office equipment	23,747	11,896
Furniture and fixtures	12,777	9,777
Leasehold improvements	105,649	15,170
Total	2,931,530	2,766,809
Less: accumulated depreciation	(804,719)	(522,025)

Property and Equipment, Net	$2,126,811	$2,244,784

Total depreciation expense was $282,694 for the year ended December 31, 2011 and $274,449 for the year ended December 31, 2010.

Note 6 – Intangible Assets

Technology and Customer Relationships

Technology and customer relationships consist of the following at December 31, 2011:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process Research and Development	-	8,100,000	-	8,100,000
Technology	10 Years	$3,000,000	$(875,000)	$2,125,000
Customer relationships	12 Years	600,000	(145,833)	454,167

Total		$11,700,000	$(1,020,833)	$10,679,167

Technology and customer relationships consist of the following at December 31, 2010:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process Research and Development	-	8,100,000	-	8,100,000
Technology	10 Years	$3,000,000	$(575,000)	$2,425,000
Customer relationships	12 Years	600,000	(95,833)	504,167

Total		$11,700,000	$(670,833)	$11,029,167

The Company recorded amortization expense related to acquired amortizable intangibles of $350,000 for each of the years ended December 31, 2011 and 2010.

In-process research and development technology represents HepaMate™ patented biotech technologies acquired from Alliqua in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy.  The technology is valued at $8,100,000.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Intangible Assets (continued)

Technology and Customer Relationships (continued)

The estimated future amortization expense related to technology and customer relationships as of December 31, 2011 is as follows:

For the Year Ending December 31,	Technology	Customer Relationships	Total
2012	$300,000	$50,000	$350,000
2013	300,000	50,000	350,000
2014	300,000	50,000	350,000
2015	300,000	50,000	350,000
2016	300,000	50,000	350,000
Thereafter	625,000	204,167	829,167

Total	$2,125,000	$454,167	$2,579,167

Goodwill

A summary of the change in the Company’s goodwill for the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
Goodwill beginning of year	$9,812,749	$425,969
Goodwill related to purchase (see Note 3)	-	9,386,780
Impairment of goodwill	(9,386,780)	-
Goodwill end of year	$425,969	$9,812,749

See Note 2 – Summary of Significant Accounting Policies Goodwill and Impairment for further information.

Note 7 – Operating Leases

Manufacturing Facility.  The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016. The lease calls for monthly lease payments as follows: $14,883 monthly through January 31, 2010, $15,627 monthly through January 31, 2014 and $17,187 monthly through January 31, 2016.

Rent expense charged to operations amounted to $191,597 for each of the years ended December 31, 2011 and 2010, respectively. In addition the lease calls for monthly reimbursements which are adjusted annually. The monthly reimbursements for the years ended December 31, 2011 and 2010 amounted to $60,951 and $59,255 respectively.

The terms of the Company’s lease obligation provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $20,816 and $16,741 represents the unamortized rent adjustment amount at December 31, 2011 and 2010, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Operating Leases (continued)

The following is a schedule by year of future minimum rental payments, excluding expense reimbursements, required under the operating lease agreements:

For the Year Ending December 31	Amount
2012	$187,524
2013	187,524
2014	204,684
2015	206,244
2016	17,187
Total	$803,163

Corporate Office.  The Company has an agreement obligation effective November 1, 2010, on a month to month basis for shared corporate office space located at 850 3rd Avenue, New York, NY. The agreement calls for a monthly fee of $14,000 per month. Prior to November 1, 2010, the Company paid $46,000 for the use of these offices. These fees have been classified as rent expense and charged to operations amounting to approximately $168,000 and $74,000 for the years ended December 31, 2011 and 2010, respectively.

This agreement was modified in January 2012, such that, the Company issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and, effective as of December 1, 2011, the elimination of the requirement to make any further cash payments.  At the date of issuance, the common stock was valued at $100,000 and the associated expense will be amortized over the term of the lease. The Company does not have any right to extend the terms of the lease agreement past December 31, 2012 (see Note 17 - Subsequent Events).

Note 8 – Commitments and Contingencies

Consulting Agreements

The Company currently has various consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates. The following agreements were in effect as of December 31, 2011:

A month-to-month consulting agreement for management services commenced on February 9, 2009, for a monthly fee of $11,250. Effective December 1, 2011, the monthly fee was increased to $16,250. For the years ended December 31, 2011 and 2010, the related consulting fees charged to operating expenses were $140,000 and $135,000, respectively.

A two year consulting agreement to provide regulatory consulting service commenced on March 1, 2010.  Hourly billing rates for staff range from $185 to $380, plus project related expenses.  For the years ended December 31, 2011 and 2010, related consulting fees charged to research and development expenses were $3,351 and $26,859, respectively.

A one year consulting agreement, to provide regulatory and product and process development consulting services, commenced on May 1, 2010, at a rate of $150 per hour, plus expenses. For the years ended December 31, 2011 and 2010, the related consulting fees charged to research and development expenses were $77,017 and $39,330, respectively. This agreement has not been formally extended and work is being done on an “as needed” basis.

A three year master services agreement commenced on July 1, 2010, to develop a strategy for the development of a generic version of transdermal pain patch, provide support services associated with its development, and provide support services in the assembly and submission of the Abbreviated New Drug Application for a generic version of the market-leading product for treatment of PHN pain. For the years ended December 31, 2011 and 2010, the related consulting fees charged to research and development expenses were $175,780 and $38,307, respectively. This agreement can be terminated at no additional expense to the Company outside of the work already performed.

A consulting agreement, to assist in obtaining a General Service Administration Schedule Contract, commenced on September 27, 2011.  The agreement calls for an upfront fee of $2,500 upon execution, and seven monthly payments of $1,000. For the year ended December 31, 2011, the related fees charged to operating expenses were $4,500. This agreement will terminate on May 31, 2012.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (continued)

Consulting Agreements (continued)

A consulting agreement, to provide consulting services on clinical and regulatory guidance and development, commenced on September 26, 2011.  The agreement calls for a maximum of fees and cost of $20,000. For the year ended December 31, 2011, the related fees charged to research and development expenses were $5,850.

A consulting agreement, to assist in development, marketing and sale of medical devices, commenced on December 24, 2011, at an hourly rate of $250 per hour, plus expenses.  A maximum monthly fee of $2,500 is allowed without further required approval from the Company. For the year ended December 31, 2011, the related fees charged to operating expenses were $4,500. This agreement can be terminated upon written notice of either party.

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

USDA, ARS License.  On November 20, 2007, Alliqua exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any.  License maintenance fees charged to general and administrative expenses for the years ended December 31, 2011 and 2010 were $18,682 and $4,110, respectively.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua Biomedical, Inc. will have the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in the current year as a general and administrative expense.  Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 9 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2011, 209,073,863 shares were issued and outstanding. The holders of the common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity (continued)

Common Stock and Warrants (continued)

In May 2010, the Company issued 11,400,000 units of securities consisting of 11,400,000 shares of common stock and 5,700,000 Series E warrants each allowing the purchase of one share of common stock at $0.16 per share, and 5,700,000 Series F warrants each allowing the purchase of one share of common stock at $0.20 per share for net proceeds of $1,300,000.

Palladium served as the placement agent in the private placements and received an aggregate cash fee of $114,000, which equaled 8% of the aggregate cash consideration received by the company in the Private Placements plus an additional $5,000 for incidental expenses. In addition, in connection with the Private Placements, Palladium was issued 2,000,000 shares of Common Stock valued at $380,000 and (i) Series E Warrants to purchase 456,000 shares of common stock and (ii) Series F Warrants to purchase 456,000 shares of common stock. The Company also paid $6,000 in expenses in connection with the Private Placements.

On October 27, 2010, a consultant received 190,000 shares of restricted common stock valued at $0.11 a share for a total value of $20,900.

In March 2011, the Company issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for gross proceeds of $1,000,000. The warrant was exercisable immediately for cash or by way of a cashless exercise which was exercised on May 2, 2011. In connection with this offering, the Company paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share. As a result of this issuance, the total number of warrants issued in 2007 outstanding at December 31, 2011 has been adjusted to 942,701 shares with an exercise price of $1.17.

On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise in full of warrants issued in the March 2011 financing.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the board of directors. As of December 31, 2011 no shares of preferred stock are issued or outstanding.

Warrants

As of December 31, 2011, the Company has a total of 13,567,201 warrants outstanding as follows:

6,250,000 Warrants were issued March 2, 2011, each allowing the purchase of one share of common stock at $0.17 per share until March 2, 2016. The warrants were exercisable immediately for cash or by way of a cashless exercise  and were exercised on May 2, 2011 and no longer outstanding.

312,500 Warrants were issued March 2, 2011, each allowing the purchase of one share of common stock at $0.20 per share until March 2, 2016.

6,156,000 Series E warrants were issued May 11, 2010, each allowing the purchase of one share of common stock at $0.16 per share until May 11, 2015.

6,156,000 Series F warrants were issued May 11, 2010, each allowing the purchase of one share of common stock at $0.20 per share until May 11, 2015.

Warrant shares outstanding at December 31, 2011 include warrants issued by the Company on May 11, 2007, with an original amount of warrant shares of 737,000 at an exercise price of $1.50 per share.  The related warrant agreement provides for an adjustment to the exercise price and number of shares if the Company issues shares of Common Stock or Common Stock equivalents for consideration less that the then market price at the date of issuance, subject to a 1% adjustment floor.  As a result of this provision, the total number of Warrant shares outstanding as of December 31, 2010 was 927,773 with an exercise price of $1.19.  Subsequent to the March 2011 financing, these warrant shares were further adjusted to 942,701 warrant shares outstanding with an exercise price of $1.17 per share.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity (continued)

Warrants (continued)

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

At December 31, 2011, the Company valued the warrant liability for the warrants using the Black-Scholes pricing-model (Level 3 inputs) which approximates the fair value measured using the Binomial Lattice Model containing the following assumptions: volatility of 100.67%, a risk-free rate of 0.06%, and a term of 0.36 years.

The warrant liability recorded at fair value is summarized below:

Warrant Liability

Beginning balance as of January 1, 2011	$4,630

Change in fair value of warrant liability	(4,630)

Ending balance as of December 31, 2011	$-

As a result of adjusting the warrant liability to fair value, the Company recorded a non-cash gain of $4,630 relating to the Warrants for the year ended December 31, 2011.

Note 10 – Stock Options

Stock Option Plan

The Company maintains an active stock option plan that provides shares for option grants to employees, directors and others. A total of 40,000,000 shares of common stock have been reserved for award under the stock option plan, of which 40,000,000 were available for future issuance as of December 31, 2011. Options granted under the option plan generally vest over two to five years or as otherwise determined by the Board, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

Stock Based Compensation

On January 3, 2011, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.135 and an expiration date of January 3, 2021, to the new members of its Board of Directors. These options were valued at $138,750 using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 107.7%, risk-free interest rate of 2.02% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options with an exercise price of $0.21 and an expiration date of March 1, 2021, to certain members of its Board of Directors and employees for their contributions to date to the success of the Company. These options were valued at $815,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 106.2%, risk-free interest rate of 2.11% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Stock Options (continued)

Stock Based Compensation (continued)

The expected lives of options granted were calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 110 using the vesting term, which was the date of grant and the contractual term of 10 years.  The simplified method defines the expected life as the average of the contractual term and the vesting period.

On December 9, 2010, the Company granted 12,550,000 non-qualified stock options with an exercise price of $0.145 with an expiration date of December 9, 2020, to certain members of the Board of Directors, executives and employees for their contributions to date to the success of the Company. The options issued were valued at $1,426,005 and have a ten year term. 3,550,000 of the options vested immediately with the remaining portion vesting upon the completion of specific strategic events which were all expected to occur within the next year.

The fair value of the options granted during the year ended December 31, 2010, was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 107.7%, risk-free interest rate of 1.90% and an expected term of 5.16 years. The weighted average fair value of options granted during the year ended December 31, 2010, was $0.09.

During the years ended December 31, 2011 and 2010, total stock option compensation expense charged to operations was $1,678,176 and $531,450, respectively, with $1,450,913 and $144,578 classified as salaries and benefits, and $227,263 and $386,872 included in director fees. At December 31, 2011, the unamortized value of employee stock options outstanding was approximately $130,000. The unamortized portion at December 31, 2011 will be expensed upon satisfaction of the performance condition.

A summary of the status of the Company’s stock option plans and the changes during the year ended December 31, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2010	12,720,000	$0.15	9.86	$-
Options granted January 3, 2011	1,250,000	0.14	9.02	-
Options granted March 1, 2011	5,000,000	0.21	9.17	-
Options expired May 2, 2011	(100,000)	0.32	-	-
Options outstanding at December 31, 2011	18,870,000	$0.16	9.00	$-
Exercisable December 31, 2011	12,600,000	$0.17	9.03	$-

The intrinsic value is calculated as the difference between the market value as of December 31, 2011, and the exercise price of the shares. The market value as of December 31, 2011, was $0.06 as reported on the OTCBB.

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2008.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

The income tax provision (benefit) consists of the following:

	Years Ended:
	2011	2010
Federal
Current	$-	$-
Deferred	(1,512,000)	(5,127,000)
State and Local
Current	-	-
Deferred	(242,000)	(917,000)
Change in Valuation Allowance	1,765,000	6,056,000
Income Tax Provision	$11,000	$12,000

For the periods ended December 31, 2011, and December 31, 2010, the expected tax expense (benefit) based on the statutory rate reconciled with the actual tax expense (benefit) is as follows:

	Years Ended:
	2011	2010
U.S. Federal Statutory Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(5.9)	(6.0)
Other Permanent Differences	0.1	4.9
Goodwill impairment	27.1%	-
Additional Tax Loss	-	(6.1)
Premerger Net Deferred Tax Assets	-	(155.0)
Change in Valuation Allowance	12.8	196.2
Effective Income Tax Rate	0.1%	0.0%

As of December 31, 2011, and December 31, 2010, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended:
	2011	2010
Deferred Tax Assets:
Net operating losses	$6,892,000	$5,867,000
Stock Compensation Cost	902,000	231,000
Intangible Assets	834,000	689,000
Other	108,000	109,000
Total Deferred Tax Assets	8,736,000	6,896,000
Valuation Allowance	(8,132,000)	(6.367,000)
Deferred Tax Asset, Net of Valuation Allowance	$604,000	$529,000

Deferred Tax Liabilities:
Excess of book over tax basis of:
Property and equipment	$(604,000)	$(529,000)
Goodwill	(33,000)	(22,000)
Total Deferred Tax Liabilities	(637,000)	(551,000)

Deferred Tax Asset (Liability)	$(33,000)	$(22,000)

For the years ended December 31, 2011, and December 31, 2010, the Company had approximately $17,256,000 and $14,817,000 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2018. The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that none of its federal and state NOL carryforwards are subject to an annual limitation.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to goodwill cannot be used in this determination since goodwill is considered to be an asset with an indefinite life for financial reporting purposes. Therefore, the deferred tax liability related to goodwill cannot be considered when determining the ultimate realization of deferred tax assets. Based upon this assessment, management has established a full valuation allowance for the amount of the deferred tax asset which cannot be supported through the production of future taxable income generated through the reversal of the deferred tax liability related to the depreciation of the property and equipment, since it is more likely than not that all the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2011, and December 31, 2010, is $1,765,000 and $6,056,000, respectively.

Note 12 – Related Party Transactions

The Company incurred $162,000 and $102,000, respectively, in Board fees for directors for the years ended December 31, 2011and 2010. Agreements called for a total of $13,500 a month to be paid in director fees.  Beginning in 2012, the Company discontinued paying cash fees to its directors

On January 3, 2011, a total of 1,250,000 non-qualified stock options were granted to the new members of the Board of Directors (see Note 10).

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options to certain members of the Board of Directors and employees (see Note 10).

The Company paid Harborview Capital Management, LLC $168,000 and $74,000, respectively for the years ended December 31, 2011 and 2010 for sub-leased office space. David Stefansky, the Company’s Chairman, and Richard Rosenblum, the Company’s President and a director, are the managing members of Harborview Capital Management, LLC.  Effective as of December 1, 2011, the Company amended its agreement with Harborview Capital Management, LLC and issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments. At the date of issuance, the shares had a value of $100,000 and the expense will be amortized over the term of the lease.

On December 9, 2010, a total of 12,250,000 stock options were granted to the Board and management.

Prior to the Merger a related party invested $250,000 for shares of preferred stock of AquaMed that converted into 7,812,499 shares of Common Stock at the effective time of the Merger.

The Company paid $250,000 to a related party for services rendered in connection with the Merger.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the year ended December 31, 2011, three major customers accounted for approximately 87% of revenue, with each customer individually accounting for 59%, 15%, and 13%. The total accounts receivable balance as of December 31, 2011, due from these three customers was $65,092, representing 96% of the total accounts receivable. Four major customers accounted for approximately 91% of the revenues for the year ended December 31, 2010, with each customer individually accounting for 38%, 22%, 21% and 10%. The accounts receivable balance at December 31, 2010, was split between six customers, with the largest representing 61%, 23% and 12%, respectively.

Note 14 - Suppliers and Materials

Principal components used in manufacturing are purchased from the following sources: Berry Plastics, Dow Chemical and BASF. The total materials purchased from these single sources in 2011 and 2010 amounted to $224,109 and $144,870, respectively, representing 44% and 42%, respectively, of the total material purchases in each year.

Note 15 - Employee Benefit Plans

The Company adopted a Health Reimbursement Plan on December 1, 2011 whereby participants will be reimbursed for eligible medical expenses up to a maximum each year of $1,500 for single participants and $2,000 for family participants. Based upon the current eligible participants in the plan the maximum annual contribution by the Company will be $11,500.

The Company maintains a 401(K) plan (the “Plan”) for the benefit of all eligible employees. The Plan does not provide for any Company match and therefore no expense was recorded in 2011 and 2010.

Note 16 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

December 31, 2011
Beginning Balance as of January 1, 2011	$(4,630)

Net Net unrealized gain/(loss) on derivative financial Instruments	4,630

Ending Balance as of December 31, 2011	$-

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follow:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$-

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000

Goodwill	N/A	N/A	$425,969

The Company's level 3 liabilities consist of derivative liabilities associated with warrants that contain exercise reset provisions. Their fair values were determined using pricing models for which at least one significant assumption is unobservable. For the assets valued on a nonrecurring basis, fair value was determined using discounted cash flow methodologies or similar techniques.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Subsequent Events

Shares Issued to Harborview Capital

On  January 11, 2012, effective as of December 1, 2011, the Company amended its Executive Office License agreement with Harborview Capital Management, LLC, dated November 1, 2010 for office space and other services.  Pursuant to the amendment, the Company issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments.  The cash value of these shares on the date of issuance was $100,000. The expense will be amortized over the term of the lease. The Company does not have any right to extend the terms of the agreement past December 31, 2012.

Unregistered Sales of Equity Securities

On February 16, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase up to 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued in exchange for aggregate consideration of $1,050,000.

Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

Palladium Capital Advisors, LLC served as the placement agent in the private placement. As consideration for serving as placement agent, the Company paid the placement agent a cash fee equal to approximately $55,500 and issued the placement agent a five year warrant to purchase 1,109,500 shares of common stock at an exercise price of $0.069 per share. The placement agent warrant has identical terms to the terms of the warrants issued to other investors.  In addition, the placement agent invested $15,000 in the private placement in exchange for 300,000 shares of common stock and a warrant to purchase 150,000 shares of common stock.