Form 10-Q
period 2012-03-31
Alliqua, Inc.
filed 2012-05-14
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to_____

Commission file number: 000-29819

ALLIQUA, INC.
(Exact name of registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 14, 2012 was 232,073,863.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	22

	PART II

Item 6.	Exhibits	23

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$646,113	$260,111
Accounts Receivable, net	60,633	67,773
Inventories	205,473	230,290
Prepaid Expenses	153,093	45,734
Total Current Assets	1,065,312	603,908

Property and Equipment, net	2,058,490	2,126,811

Intangibles, net	10,591,667	10,679,167

Goodwill	425,969	425,969

Security Deposit	189,240	189,240

Total Assets	$14,330,678	$14,025,095

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$338,290	$251,881
Accrued Expenses	46,102	71,312
Accrued Expense - Related party	-	14,000
Deferred Income	39,000	-
Derivative Liability	-	-
Total Current Liabilities	423,392	337,193

Long-term Liabilities
Deferred Rent Payable	21,835	20,816
Deferred Tax Obligation	36,000	33,000
Total Liabilties	481,227	391,009

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 232,073,863 shares issued and outstanding at March 31, 2012 and 209,073,863 shares issued and outstanding at December 31, 2011	232,075	209,075
Additional paid-in capital	32,204,289	31,140,073
Accumulated deficit	(18,586,913)	(17,715,062)
Total Stockholders' Equity	13,849,451	13,634,086
Total Liabilities and Stockholders' Equity	$14,330,678	$14,025,095

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue, net	$195,601	$403,392

Cost of Sales	451,615	496,607

Gross Loss	(256,014)	(93,215)

Operating Expenses
General and Administrative (inclusive of stock based compensation - see Note 8)	499,202	1,936,327
Research and Product Development	113,212	132,616
Total Operating Expenses	612,414	2,068,943

Loss from operations	(868,428)	(2,162,158)

Other Income (Expense)
Interest Expense	(739)	(562)
Interest Income	316	1,514
Change in Value of Warrant Liability	-	(1,261)
Total Other Income (Expense)	(423)	(309)

Income Tax Provision	3,000	-

Net Loss	$(871,851)	$(2,162,467)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.01)

Weighted-Average Shares Outstanding	221,216,720	202,113,325

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity  (Unaudited)
For the Three Months Ended March 31, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	209,073,863	$209,075	$31,140,073	$(17,715,062)	$13,634,086

Issuance of common stock to related party January 2012	2,000,000	2,000	98,000		100,000

Issuance of common stockfor cash, February 2012	21,000,000	21,000	1,029,000		1,050,000

Placement Fee			(62,975)		(62,975)

Share based compensation			191		191

Net loss				(871,851)	(871,851)

Balance, March 31, 2012	232,073,863	$232,075	$32,204,289	$(18,586,913)	$13,849,451

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(871,851)	$(2,162,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	160,937	156,680
Reserve for Obsolete Inventory	8,714	(62)
Share Based Compensation	191	1,310,298
Change in Value of Warrant Liability	-	1,261
Changes in Operating Assets and Liabilities:
Accounts Receivable	7,140	(14,744)
Inventory	16,103	(41,233)
Deposits and Prepaid Expenses	(21,360)	(33,560)
Accounts Payable and Accrued Expenses	61,199	78,602
Deferred Rent	1,019	1,018
Deferred Tax Obligations	3,000
Deferred Revenue	39,000	78,000
Net Cash Used in Operating Activities	(595,908)	(626,207)

Cash flows from Investing Activities
Decrease in Restricted Cash	-	80,142
Purchase of Property and Equipment	(5,115)	(6,518)
Net Cash Provided (Used in) by Investing Activities	(5,115)	73,624

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	987,025	990,000
Net Cash Provided by Financing Activities	987,025	990,000

Net Increase in Cash and Cash Equivalents	386,002	437,417

Cash and Cash Equivalents - Beginning of period	260,111	1,393,727

Cash and Cash Equivalents - End of period	$646,113	$1,831,144

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$739	$562

Non-cash financing activities:
Issuance of common stock to related party for rent	$100,000	$-

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

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, we hold legacy technology called HepaMate™. From the time of the merger until December, 2011, we did not allocate resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology. In December 2011, we engaged a consultant to assist the Company to explore various options to best realize value from our HepaMate™ technology, including selling it or partnering with another company to further develop it.  If we are unsuccessful in our efforts to realize value from our HepaMate™ technology, the recorded value of the related intangibles will be subject to significant impairment.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012.

Note 3 - Summary of Significant Accounting Policies

Liquidity

At March 31, 2012, cash and cash equivalents totaled $646,113 compared to $260,111 at December 31, 2011. The increase of $386,002 was attributable to $987,025 received from the issuance of common stock less cash used in operating activities of $595,908, and capital expenditures of $5,115. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for compensation, materials, legal and professional fees and research and development.

Sales levels in the contract manufacturing business for the three months ended March 31, 2012 decreased from the prior year, primarily due to less frequent orders from the Company’s largest customer. The Company continues to focus its efforts on expanding its product offerings. Management believes that the Company’s capital resources will improve if the Company’s new products gain market recognition and acceptance, resulting in increased sales. If the Company is not successful with its sales and marketing efforts or if it takes the Company a longer time to achieve these benefits than anticipated, then the Company will experience a shortfall in cash necessary to sustain operations. Should weak demand continue in the contract manufacturing business, the Company has determined it will be necessary to reduce expenses or seek other sources of funds through the issuance of equity and/or debt financing in order to maintain sufficient funds available to operate subsequent to March 31, 2013. The reduction in expenses may need to be significant in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, it will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing business development activities or suspending the pursuit of the Company’s business plan. There can be no assurance that the Company will be successful in securing additional capital.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the three months ended March 31, 2012, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2012.

Research and Development Expenses

Research and development expenses represent costs incurred to develop technology and new line of proprietary products.  Research and development expenses are charged to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. Research and development expenses are tracked by project.

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

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	March 31,
	2012	2011
Stock Options	18,870,000	18,970,000
Warrants	25,200,282	19,802,273
Total Common Shares Issuable	44,070,282	38,772,273

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

Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the three month periods ended March 31, 2012 and 2011.

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company has assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test is unnecessary at March 31, 2012. The Company did not recognize any impairment charges for goodwill for the three month periods ended March 31, 2012 and 2011.  A non-cash goodwill impairment charge of $9,386,780 was recorded for the quarter ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

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

ASC Topic 825, “Fair Value Option” permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  As of March 31, 2012, the Company’s Level 3 derivative liabilities were immaterial.

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets, intangibles and goodwill. The Company re-evaluates all of its accounting estimates at least quarterly and records adjustments when necessary.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) ASU 2011-04 addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between GAAP and IFRS. Generally, ASU 2011-04 is not intended to change the application of the requirements in Topic 820. Rather ASU 2011-04 primarily changes the wording to describe many of the requirements in GAAP for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of this standard did not have any material impact on the Company’s consolidated financial statements or disclosures.

Note 4 - Inventories

Inventories consist of the following:

	As of
	March 31, 2012	December 31, 2011
Raw materials	$192,380	$216,307
Work in process	7,817	4,170
Finished goods	13,990	9,813
Less: Inventory reserve	(8,714)	-
Total	$205,473	$230,290

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	In-Process Research & Development	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,020,833)	$10,679,167

Additions	-	-	-	-	(87,500)	(87,500)

Balance as of March 31, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,108,833)	$10,591,667

Weighted average amortization period at March, 2012 (in years)		6.9	8.9

The Company recorded amortization expense related to the amortizable intangibles of $87,500 for the three months ended March 31, 2012 and March 31, 2011, respectively.  In-process research and development technology represents HepaMate™ patented biotech technologies acquired from Alliqua in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of March 31, 2012 there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge for the three months ended March 31, 2012.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies

Commitments

The Company issued 21,000,000 shares of common stock in February, 2012, which is subject to a purchase price reset covenant as described in Note 7.

Consulting Agreements

The Company currently has several consulting agreements for management consulting and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates. The agreements range in length from six months to two years. For the three months ended March 31, 2012, the total fees paid and charged to operating expenses were $137,000. Under the terms of these agreements, the consulting arrangements may be terminated at any time with no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS License: On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) and entered into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license. The license terminates upon the expiration of the last to expire of the patents licensed thereunder, unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three months ended March 31, 2012 and 2011, the Company incurred $10,000 in license maintenance fees which were charged to general and administrative expenses.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company obtained the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license was granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was paid with royalties to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. No sales of products under this agreement occurred during the quarter and therefore royalties were accrued in the amount of $12,500 based upon the prorata yearly minimum amount which was expensed in the current quarter as a general and administrative expense.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of March 31, 2012.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of March 31, 2012, 232,073,863 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

On February 16, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which, (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase up to 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued in exchange for net proceeds of $987,025. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.  Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

In connection with this financing, the Company paid a placement agent fees, including expenses, equal to $62,975 and issued the placement agent a five year warrant to purchase 1,109,500 shares of common stock at an exercise price of $0.069 per share. The placement agent warrant has identical terms to the terms of the Investor Warrant.  In addition, the placement agent invested $15,000 in the private placement for 300,000 shares of common stock and a five year warrant to purchase 150,000 shares of common stock at an exercise price of $0.069 per share.

As a result of this financing, the ratchet provision in our May 2007 warrants increased these outstanding warrants from 942,701 to 966,693 warrants and decreased the exercise price from $1.17 to $1.14. These warrants subsequently expired on May 11, 2012.

On January 11, 2012, the Company issued 2,000,000 shares of common stock to Harborview Capital Management, LLC, in satisfaction of its obligation pursuant to the Executive Office License agreement dated November 1, 2010 for office space and services, in lieu of future cash payments through December 31, 2012, due under the agreement.  See Note 9 for further information.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of March 31, 2012, no shares of preferred stock are issued or outstanding.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others. The 2001 Incentive Stock Purchase Plan expired on July 12, 2011. On November 7, 2011, the board of directors adopted the 2011 Long-Term Incentive Plan which was approved by the shareholders at the annual meeting in December 2011.

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

During the three months ended March 31, 2012 and 2011,  total stock option compensation expense charged to operations was $191 and $1,310,298, respectively, with $0 and $1,083,845 classified as salaries and benefits, respectively, and $191 and $226,453 included in director fees, respectively. No options were granted during the three months ended March 31, 2012. At March 31, 2012, the unamortized value of employee stock options outstanding was approximately $127,270. The unamortized portion at March 31, 2012 will be expensed upon satisfaction of the performance conditions, primarily when the Company’s common stock is uplisted to a national securities exchange.  A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2011	18,870,000	$0.16	8.75	$-
Options outstanding at March 31, 2012	18,870,000	$0.16	8.75	$-
Exercisable March 31, 2012	12,600,000	$0.17	8.79	$-

The intrinsic value is calculated as the difference between the market value as of March 31, 2012, and the exercise price of the shares. The market value per share as of March 31, 2012 was $0.06 as reported on the Over the Counter Bulletin Board.

Note 9 - Related Party

On January 11, 2012, the Company issued 2,000,000 shares of common stock to Harborview Capital Management, LLC, in satisfaction of its obligation pursuant to the Executive Office License agreement dated November 1, 2010 for office space and services, in lieu of any future cash payments due under the agreement which will terminate as of December 31, 2012. The value of the shares issued was $100,000 which is being amortized as rent expense over the term of the lease.  David Stefansky, the Company’s Chairman, and Richard Rosenblum, the Company’s President and a director, are the managing members of Harborview Capital Management, LLC.

On February 16, 2012, we issued 1,000,000 shares of common stock and five year warrants to purchase 500,000 shares of common stock at an exercise price of $0.069 per share to a director in exchange for gross proceeds of $50,000.

On February 16, 2012, we issued 2,000,000 shares of common stock and five year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.069 per share to a director in exchange for gross proceeds of $100,000.

On February 16, 2012, we issued 1,000,000 shares of common stock and five year warrants to purchase 500,000 shares of common stock at an exercise price of $0.069 per share to an affiliate of two of our directors in exchange for gross proceeds of $50,000.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2012, three major customers accounted for approximately 68% of revenue, with each customer individually accounting for 40%, 18%, and 10% of total revenue as compared to three major customers accounting for 88% of revenue, with each customer individually accounting for 61%, 17%, and 10% for the same period in 2011.

Note 11 – Fair Value Measurement

The balance of the Company’s Level 3 financial liabilities that are measured on a recurring basis was zero at March 31, 2012.  The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a non-recurring basis:

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

Note 13 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued to determine if events or transactions require adjustment to or disclosure in the financial statements.

On May 14, 2012, the Compensation Committee authorized the grant of 600,000 stock options to the non-employee members of the Board of Directors. The options have an exercise price of $0.10, a term of ten years and vest immediately. These options are intended to compensate these directors for their service from the period January 1, 2012 through June 30, 2012 in lieu of any cash compensation.

On May 2, 2012, the Board of Directors approved the issuance of 50,000 warrants on  a monthly basis  beginning April  9, 2012 to a consultant. The warrants will have an exercise price of $0.08 and unless exercised, will expire five years from the date of issuance. The consulting agreement may be terminated at any time during the twelve month term upon 3 days prior written notice by either party.

ITEM 2 .	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	inadequate capital;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	impairment of goodwill and intangibles;

●	loss of a key customer or supplier;

●	acceptance by customers of new proprietary products;

●	adverse economic conditions and/or intense competition;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components;

●	inability to carry out research, development and commercialization plans; and

●	loss or retirement of key executives.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

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

Recent Events

On February 16, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase up to 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued in exchange for net consideration of $987,025. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

In February of 2012, we received from the Pricing, Data, Analysis, and Coding Contractor, the contractor for the Centers for Medicare and Medicaid Services, or CMS, the Healthcare Common Procedural Coding System, or HCPCS, codes, for use when billing for our silver based antimicrobial hydrogel dressings.  HCPCS was established in 1978 to provide a standardized coding system for describing the specific items and services provided in the delivery of health care. HCPCS codes are used by Medicare and monitored by the CMS.  They are based on the Current Procedural Technology codes developed by the American Medical Association.  The determination and assignment of these codes make our products eligible for coverage and reimbursement for Medicare beneficiaries for the treatment of applicable wounds.  We believe that our products are one of the few silver anti-microbial dressings eligible for reimbursement.

On January 11, 2012, effective as of December 1, 2011, we amended our Executive Office License agreement with Harborview Capital Management, LLC, dated November 1, 2010 for office space and other services. Pursuant to the amendment, we issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments. The cash value of these shares on the date of issuance was $100,000. We do not have any right to extend the terms of the agreement past December 31, 2012.

 Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K and are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report on Form 10-K.  There have not been any material changes to such critical accounting policies since December 31, 2011.

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Overview.  For the quarter ended March 31, 2012, we had a net loss of $871,851, which was primarily comprised of a loss from operations of approximately $710,000 and depreciation and amortization expense of approximately $161,000.  For the quarter ended March 31, 2011, we had a net loss of $2,162,467. The lower net loss in 2012 was principally due to the non-cash stock option expense in the 2011 period.

Revenues.  We earned revenue of $195,601 for the period ended March 31, 2012, compared to revenue of $403,392 for the period ended March 31, 2011, representing a decrease of 52%.  This decrease was primarily due to lower orders from our primary customer for the manufacturing of our hydrogel products. We attribute this decrease to the customer’s desire to buildup inventory levels in the 2011 period that it did not believe was necessary in 2012.

Gross Loss.  Our gross loss, which is total revenue less cost of sales, was $256,014 for the period ended December 31, 2011, compared to a gross loss of $93,215 for the period ended March 31, 2011, representing an increased loss of $162,799 or 175%. The increase was primarily attributable to the decrease in revenue of approximately $208,000. As a percentage of sales, gross loss was 131% for the period ended March 31, 2012, compared to 23% for the period ended March 31, 2011.  The dollar value of our cost of sales decreased by 9% versus a 52% decrease in revenue.  Our costs of sales do not fluctuate in direct proportion to our sales volume due to the large amount of fixed overhead expenses which are included in cost of sales. Our gross profit or loss may fluctuate from period to period based on the mix of products sold and based on the volume of products sold in each period.

Depreciation of equipment and amortization of technology included in cost of goods sold for the three months ended March 31, 2012 was $160,083, up slightly from $156,108, for the same period in 2011. This increase was attributable to the purchase of equipment in 2011. Labor related expense for the period ended March 31, 2012, was $95,165, compared to $119,980 for the period ended March 31, 2011.  The decrease in labor related expense of $24,815 was due to the higher allocation of labor expense to research and development.  Given the lower sales volume in the current period, certain employees focused a significant portion of their time on research and development and labor expense was allocated accordingly.  Rent expense for the period ended March 31, 2012, was $62,899, compared to $61,399 for the period ended March 31, 2011. Utility expense for the period ended March 31, 2012, was $14,901, compared to $22,291 for the period ended March 31, 2012. This decrease is attributable to lower energy usage in addition to outsourcing our utility provider.

General and Administrative Expenses.  General and administrative expense was $499,202 for the period ended March 31, 2012, compared to $1,936,327 for the period ended March 31, 2011, a decrease of $1,437,125 or 74%. This decrease was primarily due to a lower non-cash expense associated with stock option grants of approximately $1,310,000 that were made during the period ended March 31, 2011, but not in the period ended March 31, 2012. There were no director fees for the period ended March 31, 2012 compared to director fees of $40,500 for 2011. Rent expense for the period ended March 31, 2012 was $21,500, which was a non-cash expense, compared to a cash expense of $42,000 for the period ended March 31, 2011. Advertising expense for the period ended March 31, 2012 was zero compared to $110,000 for the period ended March 31, 2011.  The decrease in advertising expense is attributable to us suspending investor relations expenses.  General and administrative expense was 255% of product sales for the period ended March 31, 2012, compared to 480% for the 2011 period (for the reasons described above). Officer compensation for the period ended March 31, 2011, was $72,096, compared to $396,485 for the period ended March 31, 2011.  The decrease is primarily attributable to $336,027 non-cash expense associated with stock option grants for the 2011 period and zero non-cash expense for the 2012 period.  Other salary expenses, related to quality assurance and finance personnel, for the period ended March 31, 2012 were $24,018, compared to $30,198 for the same period in 2011. The decrease is due to salary expense being re-allocated to research and development projects. Professional fees for the period ended March 31, 2012 were $188,242, as compared to $195,118 for the period ended March 31, 2011. Consulting fees for the period ended March 31, 2012 were $68,563, as compared to $42,509 for the period ended March 31, 2011. The increase in consulting fees is attributable to the engagement of consultants to assist management with the development of the HepaMate technology.

Research and Development.  We incurred $113,212 in research and development expenses for the period ended March 31, 2012, compared to $132,616 for the period ended March 31, 2011. The decrease is due principally to a reduction in expenses associated with the development of our transdermal pain patch. We believe our research and development expenses will continue to decrease in 2012 as the development of our proprietary products is approaching a stage where we expect to begin sales and recognize revenue. In addition, the research and development efforts of our transdermal pain patch project are reaching the stage where we expect to be in a position to license or obtain a strategic partner to further develop the project within the next twelve months.

Impairment of Goodwill.  We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of the any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at March 31, 2012. We did not recognize any impairment charges for goodwill for the three month periods ended March 31, 2012 and 2011. A non-cash goodwill impairment charge of $9,386,780 was recorded for the year ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

Change in Fair Value of Warrant Liability.  Our 2007 warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter. We value our warrant liability using the Black-Sholes formula for determining the value, which approximates the fair value using the Binomial Lettice Model. Our stock price, the remaining term of the warrants, and the volatility of our stock all impact the fair value of the warrants. The amount recorded to adjust the warrants to fair value resulted in a net non-cash gain for the periods ended March 31, 2012 and 2011 in the amount of $0 and $1,261, respectively.  The 2007 warrants expired on May 11, 2012.

Liquidity and Capital Resources

Quarter ended March 31, 2012 Compared to Quarter Ended March 31, 2011

At March 31, 2012, cash and cash equivalents totaled $646,113, compared to $260,111 at December 31, 2011. The increase of $386,002 was attributable to net proceeds of $987,025 received from the issuance of 21,000,000 shares of common stock and five year warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.069 in February 2012, less cash used in operating activities of $595,908, and capital expenditures of $5,115. The use of cash in operating activities is primarily attributable to compensation, materials, legal and professional fees and research and development. We intend to use the funds raised in our February 2012 financing to help fund operations in 2012.

Net cash flow used in operating activities was $595,908 for the period ended March 31, 2012, compared to $626,207 for the period ended March 31, 2011. This increase in cash used was primarily attributable to a higher gross loss which was offset partially by a reduction in rent expense, director fees, research and development and advertising expense.

We recognized revenue of $195,601 in the period ended March 31, 2012 as sales levels in the contract manufacturing business decreased from the same period in 2011, primarily due to lower sales from our largest customer.

Cash expenses that contributed to the net loss included $291,532 for cost of sales, $181,776 for consultant fees and employee expenses related to research and development, $188,000 for professional fees including legal and accounting with the balance attributable to various general and administrative expenses.  Inventory decreased by 10.7% or $24,817 of which $13,269 is attributable to write down of obsolete inventory and increased reserve balance. Accounts payable and accrued expenses, net of deposits and prepaid expenses, increased by $39,839 and accounts receivable decreased by $7,140, which decreased available cash.  Our deferred tax liability increased by $3,000 and deferred revenue increased by $39,000, which increased cash available.

Cash used by investing activities was approximately $5,115 in the period ended March 31, 2012, compared to net cash of $73,624 in the period ended March 31, 2011. The principal reason for the decrease is due to the restricted cash balance that was used for advertising expense in 2011. Cash flow generated from financing activities was approximately $987,025 for the period ending March 31, 2012 compared to cash flow generated from financing activities of $990,000 for the similar period in 2011.

At March 31, 2012, current assets totaled $1,065,312 and current liabilities totaled $423,392, compared to current assets of $603,908 and current liabilities of $337,193 at December 31, 2011. As a result, our working capital surplus increased to $641,920 from $266,715 during the first quarter of 2012. This increase was primarily due to the financing activities in February 2012.

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

 We intend to curtail research and development spending as necessary to preserve cash. We terminated monthly cash rental payments for our executive offices in December, 2011 and, beginning in 2012, we discontinued paying cash fees to our directors. Both of these expenses will be paid partially in stock and stock options during 2012. The termination of these cash payments resulted in a reduction in cash expense of $82,500 for the period ended March 31, 2012 as compared to the same period in 2011.

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

 Based on current forecasts, which include improving sales orders from our principal contract manufacturing customer, sales orders from our new line of proprietary products and our ability to manufacture and successfully fulfill these orders, we believe our cash and cash equivalents, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through the first quarter of 2013.  It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products, varying demand levels from our major customers and uncertainty as to the date of the final approvals necessary to launch our new products.  If the initial ramp of sales in our new line of products is slower than expected and we are unable to meet our revenue forecast, our cash flow will be constrained and we may require additional financing.  If demand for our new products exceeds our forecasts, we may require additional funding for capital expenditures in order to increase capacity and efficiency in our manufacturing process.  Additionally, if demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins.  As sales in the contract manufacturing subsidiary have slowed over the past two quarters, there is no assurance that sales for the balance of 2012 will return to the levels of the first three quarters of 2011.

If we are unable to raise additional capital or unable to meet sales forecasts from both our contract manufacturing business and proprietary line of products, our capital resources will be significantly constrained.  We will then be required to take significant measures to conserve liquidity, which may include, but are not limited to, curtailing business development activities or suspending the pursuit of our business plan.  There can be no assurance that we will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to us and to existing shareholders.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). ASU 2011-04 addresses fair value measurement and disclosure requirements within Accounting Standards Codification Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS. Generally, ASU 2011-04 is not intended to change the application of the requirements in Topic 820. Rather, ASU 2011-04 primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for periods beginning after December 15, 2011. The adoption of this standard did not have any material impact on our consolidated financial statements or disclosures.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2012, we conducted an evaluation, under the supervision and participation of management including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2012.

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

ALLIQUA, INC.

Date: May 14, 2012	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

By:	/s/ Steven C. Berger
	Name:	Steven C. Berger
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, filed as Exhibit 3.2 to the Form 10-K/A filed April 29, 2011

3.2	Amended and Revised Bylaws, filed as Exhibit 3.2 to the Form 8-K filed June 10, 2010

3.3	Articles of Amendment to Articles of Incorporation, filed as Exhibit 3.1 to the Form 8-K filed June 10, 2010

10.1
Amendment, dated as of January 11, 2012, to the Executive Office Lease Agreement, dated as of November 1, 2010, by and between the Company and Harborview Capital Management, LLC, filed as Exhibit 10.1 to the Form 8-K filed January 18, 2012

10.2	Form of Securities Purchase Agreement, dated as of February 16, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, filed as Exhibit 10.1 to the Form 8-K filed February 21, 2012

10.3	Form of Warrant, issued February 16, 2012, filed as Exhibit 10.2 to the Form 8-K filed February 21, 2012

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity (Capital Deficiency), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

_______________________
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