Form 10-Q
period 2012-06-30
Alliqua, Inc.
filed 2012-08-14
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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
(646) 218-1450

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 14, 2012 was 234,502,434.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	24

	PART II

Item 6.	Exhibits	25

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
Three and Six Months Ended June 30, 2012 and 2011

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$169,957	$260,111
Accounts Receivable, net	94,781	67,773
Inventories	202,560	230,290
Prepaid Expenses	198,346	45,734
Total Current Assets	665,644	603,908

Property and Equipment, net	1,985,049	2,126,811

Intangibles, net	10,504,167	10,679,167

Goodwill	425,969	425,969

Other Assets	189,240	189,240

Total Assets	$13,770,069	$14,025,095

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$447,172	$251,881
Accrued Expenses	51,509	71,312
Accrued Expenses - Related Party	-	14,000
Deferred Income	39,000	-
Total Current Liabilities	537,681	337,193

Long-term Liabilities
Deferred Rent Payable	22,854	20,816
Deferred Tax Obligation	39,000	33,000
Total Liabilties	599,535	391,009

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized;234,502,434 shares issued and outstanding at June 30, 2012 and 209,073,863 shares issued and outstanding at December 31, 2011	234,504	209,075
Additional paid-in capital	32,830,718	31,140,073
Accumulated deficit	(19,894,688)	(17,715,062)
Total Stockholders' Equity	13,170,534	13,634,086
Total Liabilities and Stockholders' Equity	$13,770,069	$14,025,095

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2012 and 2011

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue, net	$258,869	$848,228	$454,470	$1,251,620

Cost of Sales	445,002	544,151	896,617	1,040,758

Gross Profit (Loss)	(186,133)	304,077	(442,147)	210,862

Operating Expenses
General and Administrative (inclusive of stock based compensation-see Note 8)	1,068,883	821,127	1,567,925	2,757,453
Research and Product Development	49,494	139,413	162,706	272,029
Total Operating Expenses	1,118,377	960,540	1,730,631	3,029,482

Loss from operations	(1,304,510)	(656,463)	(2,172,778)	(2,818,620)

Other Income (Expense)
Interest Expense	(536)	(667)	(1,435)	(1,229)
Interest Income	271	1,436	587	2,950
Change in Value of Warrant Liability	-	5,581	-	4,320
Total Other Income (Expense)	(265)	6,350	(848)	6,041

Income Tax Provision	3,000	6,000	6,000	6,000

Net Loss	$(1,307,775)	$(656,112)	$(2,179,626)	$(2,818,579)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding	232,100,551	208,221,463	226,658,635	205,184,267

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	209,073,863	$209,075	$31,140,073	$(17,715,062)	$13,634,086

Issuance of common stock to related party in payment of rent, January 2012	2,000,000	2,000	98,000		100,000

Issuance of common stock for cash, February 2012	21,000,000	21,000	1,029,000		1,050,000

Issuance of common stock to related party for services, June 2012	2,428,571	2,429	197,571		200,000

Placement Fee			(62,975)		(62,975)

Warrants issued to vendor for services			3,777		3,777

Share based compensation			425,272		425,272

Net loss				(2,179,626)	(2,179,626)

Balance, June 30, 2012	234,502,434	$234,504	$32,830,718	$(19,894,688)	$13,170,534

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(2,179,626)	$(2,818,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	321,877	313,788
Reserve for Obsolete Inventory	8,252	1,933
Share Based Compensation	425,272	1,488,891
Stock Issued For Services	200,000	-
Warrants Issued For Services	3,777
Change in Value of Warrant Liability	-	(4,320)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(27,008)	(14,152)
Inventory	19,478	(50,112)
Deposits and Prepaid Expenses	(66,612)	(34,792)
Accounts Payable and Accrued Expenses	175,488	(94,786)
Deferred Tax Liability	6,000	6,000
Deferred Rent	2,038	2,037
Deferred Revenue	39,000	-
Net Cash Used in Operating Activities	(1,072,064)	(1,204,092)

Cash flows from Investing Activities
Decrease (Increase) in Restricted Cash	-	362,396
Purchase of Property and Equipment	(5,115)	(20,657)
Net Cash Provided by Investing Activities	(5,115)	341,739

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	987,025	990,000
Net Cash Provided by Financing Activities	987,025	990,000

Net Increase in Cash and Cash Equivalents	(90,154)	127,647

Cash and Cash Equivalents - Beginning of period	260,111	1,393,727

Cash and Cash Equivalents - End of period	$169,957	$1,521,374

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,435	$1,229
Non-cash investing and financing activities:
Common stock issued to related party in payment of rent	$100,000	$-

Common stock issued in a cashless exercise of warrants	$-	$2,502

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Alliqua, Inc., formerly Hepalife Technologies, Inc. (“Alliqua” or the "Company"), is a Florida corporation that was formed on October 21, 1997.  On December 20, 2010, the Company changed its name to Alliqua, Inc.

AquaMed Technologies, Inc. (“AquaMed”) is a Delaware corporation formed on January 13, 2009. On May 11, 2010, Alliqua consummated a merger (the “Merger”) whereby Alliqua acquired all of the issued and outstanding common and preferred shares of AquaMed and the former owners of AquaMed became the controlling stockholders of Alliqua. Accordingly, the Merger of AquaMed and Alliqua has been accounted for as a reverse business combination in which AquaMed is deemed to be the accounting acquirer.  Pursuant to the Merger, the Company has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the Merger had occurred at the beginning of the earliest period presented.

The Company is a biomedical company that does business through the following wholly owned subsidiaries:

●
AquaMed, through which the Company develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymerhydrogels (“gels”) used for wound care, medical diagnostics, transdermal drug delivery and cosmetics.

●
Alliqua Biomedical, Inc. (“Alliqua Biomedical”), which was incorporated in Delaware on October 27, 2010 and through which the Company focuses on the development of proprietary products for wound care dressings and a core transdermal delivery technology platform designed to deliver drugs and other beneficial ingredients through the skin. The Company intends to market its own branded lines of prescription and over-the-counter (“OTC”) wound care products, as well as to supply products to developers and distributors of prescription and OTC wound healing products for redistribution to healthcare professionals and retailers through Alliqua Biomedical.

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007 and through which the Company holds legacy technology called HepaMate™. From the time of the Merger until December, 2011, the Company did not allocate resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology. In December 2011, the Company engaged a consultant to assist the Company explore various options to best realize value from the HepaMate™ technology, including selling it or partnering with another company to further develop it.  If the Company is unsuccessful in its efforts to realize value from the HepaMate™ technology, the recorded value of the related intangibles will be subject to significant impairment.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Liquidity

At June 30, 2012, cash and cash equivalents totaled $169,957, compared to $260,111 at December 31, 2011. The decrease of $90,154 was attributable to $987,025 received from the issuance of common stock less cash used in operating activities of $1,072,064, and capital expenditures of $5,115. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for compensation, materials, legal and professional fees and research and development.

Sales levels in the contract manufacturing business for the six months ended June 30, 2012 decreased from the prior year, primarily due to less frequent orders from the Company’s largest customer. The Company continues to focus its efforts on expanding its product offerings. Management believes that the Company’s capital resources will improve if the Company’s new products gain market recognition and acceptance, resulting in increased sales. If the Company is not successful with its sales and marketing efforts or if it takes the Company a longer time to achieve these benefits than anticipated, then the Company will experience a shortfall in cash necessary to sustain operations. Should weak demand continue in the contract manufacturing business, the Company has determined it will be necessary to reduce expenses or seek other sources of funds through the issuance of equity and/or debt financing in order to maintain sufficient funds available to operate subsequent to June 30, 2013. The reduction in expenses may need to be significant in order for the Company to generate positive cash flow to sustain the operations of the Company.

The Company will require capital in order to execute the longer term aspects of its business plan, including additional research and development efforts related to HepaMate™. The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means. There is no assurance that the Company will be successful in locating suitable financing transactions in a timely fashion or at all.

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

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, continued

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the six months ended June 30, 2012, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2012.

Research and Development Expenses

Research and development expenses represent costs incurred to develop technology and a new line of proprietary products.  Research and development expenses are charged to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. Research and development expenses are tracked by project.

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

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	June 30,
	2012	2011
Stock Options	56,170,000	18,870,000
Warrants	24,334,000	13,567,201
Total Common Shares Issuable	80,504,000	32,437,201

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

Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment may exist as of June 30, 2012, and therefore no impairment testing was required. The Company did not recognize any intangible asset impairment charges for the six month periods ended June 30, 2012 and 2011.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, continued

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company has assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely then not that the fair value of the reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test is not necessary at June 30, 2012. The Company did not recognize any impairment charges for goodwill for the six month periods ended June 30, 2012 and 2011.  A non-cash goodwill impairment charge of $9,386,780 was recorded for the quarter ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

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

Note 4 - Inventories

Inventories consist of the following:

	As of
	June 30, 2012	December 31, 2011
Raw materials	$138,443	$216,307
Work in process	44.409	4,170
Finished goods	27,960	9,813
Less: Inventory reserve	(8,252)	-
Total	$202,560	$230,290

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	In-Process Research & Development	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,020,833)	$10,679,167

Additions	-	-	-	-	(175,000)	(175,000)

Balance as of June 30, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,195,833)	$10,504,167

Weighted average amortization period at June, 2012 (in years)		6.6	8.6

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Technology and Customer Relationships, continued

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $175,000 for the three and six months ended June 30, 2012, respectively, as compared to $87,500 and $175,000 for the same periods in 2011, respectively. IPR&D technology represents HepaMate™ patented biotech technologies acquired in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of June 30, 2012, there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge for the six months ended June 30, 2012.

Note 6 – Commitments and Contingencies

Commitments

The Company issued 21,000,000 shares of common stock in February, 2012, which is subject to a purchase price reset covenant as described in Note 7.

Consulting Agreements

The Company currently has several consulting agreements for management consulting and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates. All of the agreements can be terminated by the Company within 30 days advance notice, except for one which has a four (4) month term and can be terminated on October 28, 2012.  This specific agreement is payable in cash or stock of the Company at the discretion of the Company.  For the three and six months ended June 30, 2012 the total fees paid and charged to operating expenses were $87,314 and $224,143, respectively.  Other than the agreement terminating on October 28, 2012, the other consulting arrangements may be terminated at any time with no additional expense to the Company outside of the work already performed.

Cooperative and License Agreements

USDA, ARS License: On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) and entered into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license. The license terminates upon the expiration of the last to expire of the patents licensed thereunder, unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and six months ended June 30, 2012, the Company incurred $0 and $10,000, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $6,575 and $16,575 for the same periods in 2011, respectively.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company obtained the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license was granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was paid with royalties to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. No sales of products under this agreement occurred and therefore royalties were accrued in the amount of $12,500 and $25,000 for the three and six months ended June 30, 2012, based upon the pro rata yearly minimum amount which was expensed as a general and administrative expense.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies, Continued

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of June 30, 2012.

Note 7 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of June 30, 2012, 234,502,434 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

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

In connection with this financing, the Company paid placement agent fees, including expenses, equal to $62,975 and issued the placement agent a five year warrant to purchase 1,109,500 shares of common stock at an exercise price of $0.069 per share. The placement agent warrant has identical terms to the terms of the investor warrants.  In addition, the placement agent invested $15,000 in the private placement for 300,000 shares of common stock and a five year warrant to purchase 150,000 shares of common stock at an exercise price of $0.069 per share.

On January 11, 2012, the Company issued 2,000,000 shares of common stock to Harborview Capital Management, LLC, in satisfaction of its obligation pursuant to the Executive Office License agreement dated November 1, 2010 for office space and services, in lieu of future cash payments through December 31, 2012, due under the agreement.  See Note 9 for further information.

On April 10, 2012, the Company entered into an agreement for investment banking services.  The agreement was for a term on twelve (12) months for a cash fee of $6,500 per month, and, upon approval from the Board of Directors, 50,000 warrants were to be issued monthly along with the cash payment at an exercise price of $0.08 and expiring upon five years from the date of issuance.  During the three months ended June 30, 2012, the Company issued 100,000 warrants under this agreement and an issuance of 50,000 warrants was waived by the receiving party due to non-performance.  This agreement was subsequently terminated in July of 2012.

On June 30, 2012, the Company issued 1,428,571 shares of common stock to Richard Rosenblum pursuant to an executive employment agreement.  Salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company.  This issuance is recorded as $100,000 compensation expense.

On June 30, 2012, the Company issued 1,000,000 shares of common stock to David Stefansky pursuant to an executive employment agreement.  Salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company.  This issuance is recorded as $100,000 compensation expense.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity, continued

The total shares issuable upon the exercise of warrants are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
		(per share)	(in years)
Warrants outstanding at December 31, 2011	13,567,201	$0.247	3.21
Warrants Issued in February 2012 Private Placement	11,609,500	$0.069	4.70
Warrants issued due to anti-dilutive adjustment - Feb 2012	23,581	$1.140	0.00
Warrants expired May 11, 2012	(966,282)	$1.140	0.00
Warrants Issued, April 9, 2012	50,000	$0.080	4.78
Warrants Issued, May 9, 2012	50,000	$0.080	4.86
Ending Balance, June 30, 2012	24,334,000	$0.126	4.03

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of June 30, 2012, no shares of preferred stock are issued or outstanding.

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others. The 2001 Incentive Stock Purchase Plan expired on July 12, 2011. On November 7, 2011, the board of directors adopted the 2011 Long-Term Incentive Plan which was approved by the shareholders at the annual meeting in December 2011.  As of June 30, 2012, there were 3,200,000 shares of common stock available for issuance under the 2011 plan.

Stock Based Compensation

On May 15, 2012, the Company granted 850,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to certain members of its board for their contributions to date to the success of the Company and to one newly appointed member of the board. These options were valued at $40,800 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.  The full value of $40,800 was expensed in the current period.

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $25,000, of which $3,125 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.5 years. These options have a ten year term and will vest upon strategic events expected to occur within one year.

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $24,500, of which $12,250 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.13 years. These options have a ten year term and will vest upon strategic events expected to occur within three months.

On May 15, 2012, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $63,750, of which $4,250 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.94 years. These options have a ten year term and will vest upon strategic events expected to occur within two years.

On May 16, 2012, the Company granted 5,500,000 non-qualified stock options with an exercise price of $0.20 and an expiration date of May 16, 2022, to a certain member of its board and an officer for his services to the success of the Company per his employment agreement. These options were valued at $203,500, of which $8,479 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of .75% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options, continued

On May 17, 2012, the Company granted 3,480,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $139,200 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.0 years. These options have a ten year term with an expiration date of May 17, 2022 and vested immediately on the grant date.  The full value was expensed in the current period.

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $95,120, of which $15,853 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.38 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written three year strategic plan to the Company that identifies five disease states and applications for drugs that can be delivered to treat these diseases through the Company’s hydrogel platform, provided such strategic plan is delivered to the Company within nine months of the grant date.

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $102,080, of which $5,104 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 1.16% and an expected life of 6.25 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the two year anniversary of the company hiring a chief medical officer initially identified by this member of the board, provided such chief medical officer is hired by the Company within six months of the grant date.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board.  These options were valued at $176,320, of which $22,040 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written clinical program to the Company for the successful completion of Phase I, II, and III trials with the U.S. Food and Drug Administration (the “FDA”) in order to gain approval for the delivery of an active pharmaceutical ingredient (an “API”) delivered through the Company’s hydrogel platform, provided such clinical program is delivered to the Company within twelve months of the grant date.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board.  These options were valued at $180,960, of which $15,080 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.75 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the Company entering into a co-licensing agreement with a third party for the joint development of a product that provides for the delivery of an API using the Company’s hydrogel platform, provided such co-licensing agreement is entered into by the Company within eighteen months of the grant date.

On May 17, 2012, the Company granted 5,800,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options were valued at $220,400, of which $27,550 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon (i) the newly appointed member delivering a written strategic plan to the Company that sets forth a plan to improve the Company’s HepaMate™ product for internal development, sale and rapid approval by the FDA and (ii) HepaLife BioSystems, Inc., a wholly owned subsidiary of the Company, completing an equity or equity linked financing or series of related equity or equity linked financings that result in gross proceeds to HepaLife BioSystems, Inc. of at least $2,500,000, provided such strategic plan is delivered to the Company and such financing occurs within twelve months of the grant date.

On May 31 2012, the Company granted 5,500,000 qualified and non-qualified stock options with an exercise price of $0.20 and an expiration date of May 31, 2022, to a certain member of its board and an officer for his contributions to date to the success of the Company as per his employment agreement. These options were valued at $165,000, of which $4,583 was expensed in the current period, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.7%, risk-free interest rate of 0.67% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options, continued

During the three and six months ended June 30, 2012, total stock option compensation expense charged to operations was $425,081 and $425,272, respectively, with $139,638 and $139,638 classified as salaries and benefits, respectively, and $285,443 and $285,634 included in director fees, respectively. At June 30, 2012, the unamortized value of employee stock options outstanding was approximately $1,138,818. The unamortized portion at June 30, 2012 will be expensed over a weighted average period of 1.40 years.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2011	18,870,000	$0.16	8.75	$-
Options issued May 2012	37,300,000	$0.15	9.88	$-
Options outstanding at June 30, 2012	56,170,000	$0.15	9.42	$-
Exercisable June 30, 2012	22,930,000	$0.15	8.77	$-

The intrinsic value is calculated as the difference between the market value as of June 30, 2012, and the exercise price of the shares. The market value per share as of June 30, 2012 was $0.05 as reported on the Over the Counter Bulletin Board.

Because the Company does not have historical data on employee exercise behavior, the Company uses the "Simplified Method" to calculate the expected life of the stock-based options awards.  The simplified method is calculated by averaging the resting period and contractual term of the options.

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

In May, 2012, a total of 37,300,000 options were granted to officers and members of the board of directors as described in Note 8.

ALLIQUA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party, continued

On June 30, 2012, we issued 1,428,571 shares of common stock to Richard Rosenblum pursuant to an executive employment agreement.  Pursuant to the agreement with the Company, salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company.

On June 30, 2012, we issued 1,000,000 shares of common stock to David Stefansky pursuant to an executive employment agreement.  Pursuant to the agreement with the Company, salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company.

Note 10 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended June 30, 2012, three major customers accounted for approximately 92% of revenue, with each customer individually accounting for 66%, 15%, and 11% of total revenue.  For the six months ended June 30, 2012, two major customers accounted for approximately 69% of revenue, with each customer individually accounting for 55% and 14% of total revenue.

For the three months ended June 30, 2011, three major customers accounted for approximately 94% of revenue, with each customer individually accounting for 69%, 14%, and 11% of total revenue.  For the six months ended June 30, 2011, three major customers accounted for approximately 92% of revenue, with each customer individually accounting for 67%, 13% and 12% of total revenue.

Note 11 – Fair Value Measurement

The balance of the Company’s Level 3 financial instruments that are measured on a recurring basis was zero at June 30, 2012.

Note 12 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued to determine if events or transactions require adjustment to or disclosure in the financial statements.

On May 2, 2012, the Board of Directors approved the issuance of 50,000 warrants on a monthly basis beginning April 9, 2012 to a consultant. The consulting agreement may be terminated at any time during the twelve month term upon 3 days prior written notice by either party. In July 2012, the Company terminated this agreement.

On July 2, 2012, the Board of Directors approved the grant of up to 500,000 stock options pursuant to a Services Agreement entered on June 28, 2012, of the total amount, 250,000 options will vest immediately and the balance will vest in six (6) equal monthly installments commencing thirty (30) days thereafter.

On July 2, 2012, the Board of Directors approved the grant of 1,000,000 stock options to a newly appointed member of the Scientific Advisory Board. The options will be formally granted upon the acceptance of the position, will have an exercise price of $0.10 per share, a term of five (5) years, a cashless exercise feature and immediate vesting.

On August 14, 2012, the Company entered into a securities purchase agreement with certain members of the Board of Directors and accredited investors pursuant to which, (i) 5,900,000 shares of common stock, and (ii) five years warrants to purchase up to 2,950,000 shares of common stock at an exercise price of $0.05 per share to be issued in exchange for net proceeds of $295,000.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	inadequate capital;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	acceptance by customers of new proprietary products;

●	entry of new competitors and similar products;

●	loss of a key customer or supplier;

●	impairment of goodwill and/or intangibles;

●	adverse economic conditions and/or intense competition;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components;

●	inability to carry out research, development and commercialization plans; and

●	loss or retirement of key executives.

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

In July of 2012, we launched our new line of proprietary products under the SilverSeal® name.  These hydrogel dressings are initially available in two (2) sizes and are intended for the management of wounds and to provide an antimicrobial barrier.  We are currently opening various distribution channels while engaging several consultants to assist in the process of educating medical professionals about the benefits of these dressings.  We have also begun to assemble a Scientific Advisory Board to help bring our product into the wound care marketplace.

Recent Events

In May of 2012, the composition of our Board of Directors changed with the appointments of Dr. Jerome B. Zeldis and Mr. Kenneth Londoner and the resignations of Dr. Michael Goldberg and Mr. Nachum Stein.  Dr. Zeldis, an experienced senior biopharmaceutical executive, is currently the CEO of Celgene Global Health and the Chief Medical Officer of Celgene Corporation.  Mr. Londoner is the founder, Chairman, and CEO of BioSig Technologies, Inc., a privately held medical technology company formed in 2009.  Mr. Londoner is also the Managing Partner of Endicott Management Partners, LLC, a private investment company focused on medical technology and consumer-related companies.

Dr. Zeldis was awarded an options package totaling 23,200,000 shares of common stock with the following terms:

●	3,480,000 options with a five (5) year term and exercise price of $0.10 per share vest immediately;
●
2,320,000 options with a five (5) year term and exercise price of $0.10 per share vest upon the delivery of a written three-year strategic plan (in which Dr. Zeldis actively assists) to the Company with respect to the Company’s hydrogel platform (the “Platform”), provided that the report is delivered by February 17, 2013;

●
2,320,000 options with a five (5) year term and exercise price of $0.10 per share which vest upon the two year anniversary of the Company hiring a chief medical officer identified by Dr. Zeldis, provided that the chief medical officer is hired by November 17, 2012;

●
4,640,000 options with a five (5) year term and exercise price of $0.15 per share which vest upon the delivery of a written clinical program to the Company (in which Dr. Zeldis actively assists) with respect to the completion of U.S. Food and Drug Administration trials to approve the delivery of an active pharmaceutical ingredient (an “API”) delivered through the Platform, provided such clinical program is delivered by May 17, 2013;

●
4,640,000 options with a five (5) year term and exercise price of $0.15 per share which vest upon the Company entering into a co-licensing agreement to develop a product that provides for the delivery of an API using the Platform, provided such co-licensing agreement is entered into by November 17, 2013; and

●
5,800,000 options with a five (5) year term and exercise price of $0.15 per share which vest upon (a) Dr. Zeldis’s delivery of a written strategic plan to the Company with respect to the Company’s HepaMate™ product and, (b) HepaLife Biosystems, Inc., a wholly owned subsidiary of the Company, completing a financing resulting in gross proceeds of at least $2,500,000 provided such strategic plan is delivered and such financing occurs by May 17, 2013.

Mr. Londoner was awarded an options package totaling 2,500,000 shares of common stock with the following terms:

●	250,000 options with a five (5) year term and exercise price of $0.10 per share vest immediately;
●	500,000 options with a five (5) year term and exercise price of $0.10 per share vest upon the Company forming a Scientific Advisory Board comprised of at least five leading doctors and clinicians;
●	500,000 options with a five (5) year term and exercise price of $0.10 per share vest upon the Company hiring a Chief Executive Officer; and
●
1,250,000 options with a five (5) year term and exercise price of $0.10 per share vest upon the Company having consolidated gross revenue of at least $10,000,000 as reported in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

Upon Dr. Goldberg’s resignation from the Board of Directors, he was appointed to the Company’s Scientific Advisory Board (“SAB”).  Subsequently, during the quarter, Dr. Michael Moore and Dr. Charles Wolff were added as well.  The Company intends to add additional professionals to the SAB in the near future to assist in the further development and expansion of our proprietary products as well as to aide in the advancement of our In-Process Research & Development.

The additions of Dr. Zeldis and Mr. Londoner to our Board of Directors, along with the formation of the SAB, demonstrates the Company's goal of adding personnel with industry-specific experience to further develop and achieve our objectives.

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

Results of Operations

Overview.  For the quarter ended June 30, 2012, we realized a net loss of $1,307,775, comprised primarily of a loss from operations of approximately $722,000, depreciation and amortization expense of approximately $161,000 and non-cash stock based compensation expense of approximately $425,000.  For the six months ended June 30, 2012, we realized a net loss of $2,179,626, comprised primarily of a loss from operations of approximately $1,432,000, depreciation and amortization expense of approximately $322,000 and non-cash stock based compensation expense of approximately $425,000.  For the quarter and six months ended June 30, 2011, we had a net loss of $656,112 and $2,818,579, respectively.  The greater net loss for quarter ending June 30, 2012 compared to the quarter ending June 30, 2011, was principally due to lower sales and higher non-cash stock compensation expense in the 2012 period.  The lower net loss for the six month period ending June 30, 2012 compared to the six months ending June 30, 2011 was primarily due to lower non-cash stock compensation expense in the six month period. Although there were significant option grants in the 2012 period, the vesting schedules are performance based while the 2011 option grants were primarily granted for prior services with full vesting upon the date of the grants.

Revenues.  Sales revenues were $258,869 for the three months ended June 30, 2012, compared to $848,228 for the same period in 2011, and $454,470 for the six months ended June 30, 2012, compared to $1,251,620 for the same period in 2011.  The decreases of $585,359 and $797,150, representing declines of 69% and 64% respectively for the three and six months ended June 30, 2012, were primarily due to lower sales volume from our largest customer in the 2012 periods for the manufacture of our hydrogel products. We attribute this decrease to the customer’s desire to buildup inventory levels in the 2011 period that it did not believe was necessary in 2012.

Gross Loss.  Our gross loss, which is total revenue less cost of sales, was $186,133 for the three months ended June 30, 2012, compared to a gross profit of $304,077 for the same period in 2011, and our gross loss for the six months ended June 30, 2012 was $442,147 compared to a gross profit of $210,862 for the same period in 2011.  The decreases in profitability of $490,210 and $653,009, representing declines of 161% and 309% respectively for the three and six months ended June 30, 2012, can be attributed to lower sales revenues in addition to our cost of sales not fluctuating in direct proportion to our sales volume due to a significant portion of fixed overhead expenses being included in cost of sales.  Our gross profit or loss may fluctuate from period to period based on the mix of products sold and based on the volume of products sold in each period.

Depreciation of equipment and amortization of technology included in cost of goods sold was $160,082 for the three months ended June 30, 2012, compared to $156,272 for the same period in 2011, and $320,169 for the six months ended June 30, 2012, compared to $312,380 for the same period in 2011.  The increases of $3,810 and $7,789, representing 2% increases for each respective period, is attributable to additional equipment being put in place in 2012.  Labor related expense was $113,513 for the three months ended June 30, 2012, compared to $88,700 for the same period in 2011, and $208,678 for the six months ended June 30, 2012, compared to $208,679 for the same period in 2011.  The increase of $23,212 or 26% for the quarter ending June 30, 2012 is primarily due to certain labor related expenses being allocated to research and development during the quarter ended June 30, 2011, that was allocated to cost of sales during 2012 due to the curtailment of our research and development activities. Rent expense was $72,586 for the three months ended June 30, 2012 compared to $61,399 for the same period in 2011 and $135,862 for the six months ended June 30, 2012, compared to $122,798 for the same period in 2011.  The increase of $11,187 and $13,064 respectively is due to a larger operating escalation expense in 2012.  Utility expense was $14,300 for the three months ended June 30, 2012, compared to $22,202 for the same period in 2011 and $29,201 for the six months ended June 30, 2012, compared to $44,493 for the same period in 2011.  The decrease of $7,902 and $15,292, 36% and 34% respectively for each period, is due to lower electrical consumption as a result of lower production and the lower energy costs as a result of outsourcing to an alternate utility provider.

General and Administrative Expenses.  General and administrative expense was $1,068,883 for the three month period ended June 30, 2012, compared to $821,127 for the same period in 2011, and $1,567,925 for the six months ended June 30, 2012, compared to $2,757,453 for the same period in 2011.  The increase of $247,756, or 30%, for the three month period ending June 30, 2012, can be attributed to greater non-cash stock based compensation expense in the 2012 period.  Conversely, the decrease of $1,189,528 or 43% for the six month period ended June 30, 2012 versus the same period in 2011 can be attributed to a greater non-cash stock based compensation expense for the three month period ended March 31, 2011.  Director fees for both the three and six month periods ended June 30, 2012 was $285,634.  These fees are all non-cash as directors received stock options for their services in 2012.  Director fees for the three and six months periods ended June 30, 2011, were $40,500 and $81,000, respectively.  Rent expense was $21,500 for the three months ended June 30, 2012, compared to $42,000 for the same period in 2011, and $43,000 for the six month period ended June 30, 2012, compared to $84,000 for the same period in 2011.  The decrease of $20,500 and $41,000 for the respective periods is due to the lower rent for executive offices in addition to all rent expense for 2012 being a non-cash expense.  Advertising expense was $6,850 for the three month period ended June 30, 2012, compared to $263,649 for the same period in 2011, and was $6,850 for the six month period ended June 30, 2012, compared to $373,646 for the same period in 2011.  The decrease in advertising expense is attributable to us suspending investor relations expenses.

General and administrative expense was 413% of product sales for the three month period ended June 30, 2012, and 345% of product sales for the six month period ended June 30, 2012, compared to 97% and 220% for the comparable periods in 2011.   The increased percentages in the 2012 periods are attributed to significantly lower product sales in 2012.  Officer compensation for the three month period ended June 30, 2012 was $423,003, compared to $983,224 for the similar period in 2011 and was $495,100 for the six month period ended June 30, 2012, compared to $1,379,772 for the similar period in 2011.  The increase in the quarter ending June 30, 2012 compared to the quarter ending March 31, 2012, is due to employment contracts entered into in May, 2012 and the decrease for the six month comparative period is due to the large non-cash compensation expense from the issuance of stock options in the first quarter of 2011.  Professional fees for the three month period ended June 30, 2012 were $116,071, compared to $88,324 for the same period in 2011 and were $304,313 for the six month period ended June 30, 2012, compared to $284,606 for the same period in 2011.  The increase of $29,761 or 34% for the three month period and $22,884 or 8% for the six month period is due to some additional legal fees.  Consulting fees for the 3 months ended June 30, 2012 were $52,027, and $120,590 for the six month period ended June 30, 2012, compared to $33,750 and $76,259 for the comparable periods in 2011. The increase in consulting fees is attributable to the engagement of consultants to assist management with the development of the HepaMate technology.

Research and Development.  We incurred $49,494 in research and development expenses for the three month period ended June 30, 2012, and $162,706 for the six month period ended June 30, 2012, compared to $139,413 and $272,029 for the comparable periods in 2011. The decrease of $89,919 or 64% for the three month period and $109,323 or 40% for the six month period is due principally to a reduction in expenses associated with the development of our transdermal pain patch. We believe our research and development expenses will continue to decrease in 2012 as the development of our proprietary products is at the point where we have successfully completed all product testing and have initiated sales into the marketplace.  We have been committing non-cash resources to the further development of the HepaMate asset and with the assistance of a member of our board of directors, have engaged leading experts in the field of liver transplant medicine to continue our efforts.

Impairment of Goodwill.  We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of the any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at June 30, 2012. We did not recognize any impairment charges for goodwill for the three month periods ended June 30, 2012 and 2011. A non-cash goodwill impairment charge of $9,386,780 was recorded in the quarter ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents totaled $169,957, compared to $260,111 at December 31, 2011. The decrease is attributable to cash used in operating activities of $1,072,064 and capital expenditures of $5,115 offset by net proceeds of $987,025 received from the issuance of 21,000,000 shares of common stock and five year warrants to purchase 10,500,000 of common stock at a price of $0.069 in February 2012. The use of cash in operating activities is primarily attributable to cost of goods sold including compensation and materials, legal and professional fees and general operating expenses.

Net cash flow used in operating activities was $1,072,064 for the six months ended June 30, 2012, compared to $1,204,092 for the six month period ended June 30, 2011. The decrease in cash used is primarily attributable to discontinuing cash payments for director fees and rent for corporate offices in 2012 and paying these in stock and stock options.

We recognized revenue of $454,470 in the six month period ended June 30, 2012 as sales levels in the contract manufacturing business decreased from the same period in 2011, primarily due to lower sales from our largest customer.

Cash expenses included $563,179 for cost of sales, $224,013 for consultant fees, $304,314 for professional fees including legal and accounting with the balance attributable to various general and administrative expenses.  Inventory decreased by $27,730 of which $13,269 is attributable to the write down of obsolete inventory and an increased reserve balance. Accounts payable and accrued expenses, net of deposits and prepaid expenses, increased $108,876 and accounts receivable decreased $27,008.  Deferred revenue increased $39,000.

Cash used in investing activities was $5,115 in the six month period ending June 30, 2012, compared to $341,739 provided by investing activities in the period ended June 30, 2011. In the 2011 period, the Company used the $362,396 balance of restricted cash which had been received in the May 2010 financing. Cash flow generated from financing activities was approximately $987,025 for the period ending June 30, 2012 compared to cash flow generated from financing activities of $990,000 for the similar period in 2011.

At June 30, 2012, current assets totaled $665,644 and current liabilities totaled $537,681, compared to current assets of $603,908 and current liabilities of $337,193 at December 31, 2011. As a result, our working capital decreased to $127,963 from $266,715 during the first six months of 2012. This decrease was primarily due to cash used during the current period.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We expect to continue to access the equity markets in the future to fund our business plan.

Our future cash flows are dependent, in large part, on (i) our ability to successfully market and sell our newly launched proprietary line of products, (ii) our ability to successfully put distribution channels in place, (iii) research and development, and (iv) the need to supplement working capital.

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

 We intend to restrict expenses, including research and development, as necessary to preserve liquidity. We terminated monthly cash rental payments for our executive office space in December, 2011 and, beginning in 2012, we discontinued paying cash fees to directors. These expenses are being paid in stock and stock options during 2012. The termination of these cash payments resulted in a reduction in cash expense of $165,000 for the six month period ended June 30, 2012 compared to the same period in 2011.

If sales decline and/or weak demand continues in the contract manufacturing business and if our new products do not gain forecasted market recognition, it will be necessary to further reduce expenses.  The reduction in future expenses may be significant.

 If we are not successful with our sales and marketing efforts, or if it takes us longer to achieve these benefits than anticipated, or if the reduction in expenses is not sufficient, then we will experience a shortfall in cash necessary to sustain operations and we will be required to seek other sources of funds in order to maintain sufficient funds available to operate. We believe that we will also require additional capital in order to execute the longer term aspects of our business plan, including additional research and development efforts related to HepaMate™.

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

 Based on current forecasts, which include improving sales orders from our principal contract manufacturing customer, sales orders from our new line of proprietary products and our ability to manufacture and successfully fulfill these orders, we believe our cash and cash equivalents, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through the second quarter of 2013.

It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products as we are entering new markets and varying demand levels from our major customers.  If the initial ramp of sales in our new line of products is slower than expected and we are unable to meet our revenue forecast, our cash flow will be constrained and we may require even more financing than anticipated.  If demand for our new products exceeds our forecasts, we may require additional funding for capital expenditures in order to increase capacity and efficiency in our manufacturing process.  If demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins.  As sales in the contract manufacturing subsidiary have slowed over the past three quarters, there is no assurance that sales for the balance of 2012 will return to the levels of the first three quarters of 2011.

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

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, we conducted an evaluation, under the supervision and participation of management including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our president and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2012.

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

ALLIQUA, INC.

Date: August 14, 2012	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

By:	/s/ Steven C. Berger
	Name:	Steven C. Berger
	Title:	Chief Financial Officer
(Principal Financial Officer)