Form 10-Q/A
period 2012-06-30
Alliqua, Inc.
filed 2012-09-28
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Explanatory Note

The purpose of this Amendment No. 2 to Alliqua, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Form 10-Q”), as amended by the Amendment No. 1 to the Original Form 10-Q, filed with the Securities and Exchange Commission on September 12, 2012 (“Amendment No. 1” and, together with the Original Form 10-Q, the “Form 10-Q”) is solely to add certain unregistered sales of equity securities to the Form 10-Q and to change the date on the signature page of Amendment No. 1 to September 12, 2012.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

As previously disclosed in this Quarterly Report on Form10-Q, on each of April 9, 2012 and May 9, 2012, we issued a five-year warrant to purchase 50,000 shares of common stock to a consultant at an exercise price of $0.08 per share in exchange for investment banking services. The securities issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

As previously disclosed in this Quarterly Report on Form10-Q, on June 30, 2012, we issued 1,428,571 shares of common stock to Richard Rosenblum in exchange for $100,000 of salary pursuant to the terms of our employment agreement with Mr. Rosenblum. The securities issued to Richard Rosenblum were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

As previously disclosed in this Quarterly Report on Form10-Q, on  June 30, 2012, we issued 1,000,000 shares of common stock to David Stefansky in exchange for $100,000 of salary pursuant to the terms of our employment agreement with Mr. Stefansky. The securities issued to David Stefansky were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

Item 6. Exhibits

	(a)	Exhibits
31.1*		Certification of CEO/CFO pursuant to Sec. 302
32.1*		Certification of CEO/CFO pursuant to Sec. 906
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
101.INS**		XBRL Instance Document
101SCH**		XBRL Taxonomy Extension Schema Document
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document

*           These exhibits were previously included or incorporated by reference in Alliqua, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.
**         These exhibits were previously included or incorporated by reference in Alliqua, Inc. Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on September 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: September 28, 2012	By:	/s/ Richard Rosenblum
		Name:	Richard Rosenblum
		Title:	President
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
		Name:	Steven C. Berger
		Title:	Chief Financial Officer
(Principal Financial Officer)