Form 10-Q
period 2012-09-30
Alliqua, Inc.
filed 2012-11-21
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to  _____

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 21, 2012 was 259,102,434.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, Alliqua, Inc. (“Alliqua”), is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions therein are satisfied.  Alliqua’s headquarters and its independent accountants are located in New York, and accordingly, Alliqua was unable to file this report on November 14, 2012 on a timely basis due to disruptions caused by Hurricane Sandy.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4.	Controls and Procedures	27

	PART II

Item 6.	Exhibits	28

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$97,281	$260,111
Accounts Receivable	103,235	67,773
Inventories	243,551	230,290
Prepaid Expenses	87,813	45,734
Total Current Assets	531,880	603,908

Property and Equipment, net	1,988,877	2,126,811

Intangibles, net	10,416,667	10,679,167

Goodwill	425,969	425,969

Other Assets	174,640	189,240

Total Assets	$13,538,033	$14,025,095

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$412,128	$251,881
Accrued Expenses	195,033	71,312
Accrued Expenses - Related Party	-	14,000
Total Current Liabilities	607,161	337,193

Long-term Liabilities
Deferred Rent Payable	23,872	20,816
Deferred Tax Obligation	42,000	33,000
Total Liabilties	673,033	391,009

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized;240,502,434 shares issued and outstanding at September 30, 2012 and 209,073,863 shares issued and outstanding at December 31, 2011	240,504	209,075
Additional paid-in capital	33,393,622	31,140,073
Accumulated deficit	(20,769,126)	(17,715,062)
Total Stockholders' Equity	12,865,000	13,634,086
Total Liabilities and Stockholders' Equity	$13,538,033	$14,025,095

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2012 and 2011

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue, net	$373,790	$419,825	$828,260	$1,671,445

Cost of Sales	451,076	481,026	1,347,693	1,521,784

Gross Profit (Loss)	(77,286)	(61,201)	(519,433)	149,661

Operating Expenses
General and Administrative (inclusive of stock based compensation-see Note 8)	767,614	661,808	2,335,539	3,419,261
Research and Product Development	30,396	121,609	193,102	393,638
Total Operating Expenses	798,010	783,417	2,528,641	3,812,899

Loss from operations	(875,296)	(844,618)	(3,048,074)	(3,663,238)

Other Income (Expense)
Interest Expense	(1,103)	(644)	(2,538)	(1,873)
Interest Income	73	1,018	660	3,968
Other Income	4,888	-	4,888	-
Change in Value of Warrant Liability	-	299	-	4,619
Total Other Income (Expense)	3,858	673	3,010	6,714

Income Tax Provision	3,000	-	9,000	6,000

Net Loss	$(874,438)	$(843,945)	$(3,054,064)	$(3,662,524)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted-Average Shares Outstanding	237,346,999	209,073,863	230,247,429	206,495,047

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	209,073,863	$209,075	$31,140,073	$(17,715,062)	$13,634,086

Issuance of common stock to related party
in payment of rent, January 2012	2,000,000	2,000	98,000		100,000

Issuance of common stock
for cash, February 2012	21,000,000	21,000	1,029,000		1,050,000

Issuance of common stock	2,428,571	2,429	197,571		200,000
to related party for services, June 2012

Issuance of common stock	3,800,000	3,800	186,200		190,000
to related party, August 2012

Issuance of common stock	1,500,000	1,500	73,500		75,000
for cash, August 2012

Issuance of common stock	100,000	100	9,900		10,000
for services, August 2012

Issuance of common stock	500,000	500	24,500		25,000
to related party, September 2012

Issuance of common stock	100,000	100	9,900		10,000
for services, September 2012

Placement Fee			(62,975)		(62,975)

Warrants issued to vendor for services			3,777		3,777

Share based compensation			684,176		684,176

Net loss				(3,054,064)	(3,054,064)

Balance, September 30, 2012	240,502,434	$240,504	$33,393,622	$(20,769,126)	$12,865,000

See notes to condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(3,054,064)	$(3,662,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	484,800	471,957
Reserve for Obsolete Inventory	24,540	102
Share Based Compensation	684,176	1,667,437
Stock Issued For Services	220,000	-
Stock Issued For Rent	64,500
Warrants Issued For Services	3,777	-
Change in Value of Warrant Liability	-	(4,619)
Deferred Rent	3,056	3,056
Changes in Operating Assets and Liabilities:
Accounts Receivable	(35,462)	52,960
Inventory	(37,801)	(37,940)
Deposits and Prepaid Expenses	(5,979)	1,444
Accounts Payable and Accrued Expenses	283,968	42,852
Deferred Tax Liability	9,000	6,000
Deferred Revenue	-	(39,000)
Net Cash Used in Operating Activities	(1,355,489)	(1,498,275)

Cash flows from Investing Activities
Decrease in Restricted Cash	-	362,546
Purchase of Equipment and Parts Not Placed In Service		(105,971)
Purchase of Property and Equipment	(84,366)	(157,563)
Net Cash Provided (Used) by Investing Activities	(84,366)	99,012

Cash Flows From Financing Activities
Net Proceeds From Sale of Common Shares	1,277,025	990,000
Net Cash Provided by Financing Activities	1,277,025	990,000

Net Decrease in Cash and Cash Equivalents	(162,830)	(409,263)

Cash and Cash Equivalents - Beginning of period	260,111	1,393,727

Cash and Cash Equivalents - End of period	$97,281	$984,464

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$2,538	$1,873
Non-cash investing and financing activities:
Common stock issued to related party for rent	$100,000	$-

Common stock issued in a cashless exercise of warrants	$-	$2,502

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

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007 and through which the Company holds legacy technology called HepaMate™. From the time of the Merger until December, 2011, the Company did not allocate resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology. In December 2011, the Company engaged a consultant to assist the Company to explore various options to best realize value from the HepaMate™ technology, including selling it or partnering with another company to further develop it.  If the Company is unsuccessful in its efforts to realize value from the HepaMate™ technology, the recorded value of the related intangibles will be subject to significant impairment.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 29, 2012.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Liquidity

At September 30, 2012, cash and cash equivalents totaled $97,281 compared to $260,111 at December 31, 2011. The decrease of $162,830 was attributable to $1,277,025 received from the issuance of common stock less cash used in operating activities of $1,355,489, and capital expenditures of $84,366. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for compensation, materials, legal and professional fees and research and development

In early November 2012, we completed an equity financing resulting in gross proceeds to the Company of $794,500. Our current cash balance is approximately $575,000, current accounts receivable is $112,000 and our existing order backlog is $262,000 through the end of January 2013.

Sales levels in the contract manufacturing business for the nine months ended September 30, 2012 decreased from the prior year, primarily due to less frequent orders from the Company’s largest customer. The Company continues to focus its efforts on expanding its product offerings. Management believes that the Company’s capital resources will improve if the Company’s new products gain market recognition and acceptance, resulting in increased sales. If the Company is unsuccessful with its sales and marketing efforts or if it takes longer to achieve these benefits than anticipated, then the Company will experience a shortfall in cash necessary to sustain operations. Should weak demand continue in the contract manufacturing business, the Company has determined it will be necessary to reduce expenses or seek other sources of funds through the issuance of equity and/or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2013.  The reduction in expenses may need to be significant in order for the Company to generate positive cash flow to sustain the operations of the Company.

Additionally, the Company will require capital in order to execute the longer term aspects of its business plan, including additional research and development efforts related to HepaMate™. The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, equity financing or other means. There is no assurance that the Company will be successful in locating suitable financing transactions in a timely fashion or at all.

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

Note 3 - Summary of Significant Accounting Policies, (continued)

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the nine months ended September 30, 2012, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2012.

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

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	September 30,
	2012	2011

Stock Options	57,170,000	18,870,000
Warrants	27,234,000	13,567,201
Total Common Shares Issuable	84,404,000	32,437,201

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, (continued)

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

Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets that may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment may exist as of September 30, 2012, and therefore no impairment testing was required. The Company did not recognize any impairment charges for the nine month periods ended September 30, 2012 and 2011.

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company evaluates goodwill for impairment by comparing fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, the Company uses the market approach based on comparable publicly traded companies in similar lines of business and the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. The Company has assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, the Company has determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test is not necessary at September 30, 2012. The Company did not recognize any impairment charges for goodwill for the nine month periods ended September 30, 2012 and 2011.  A non-cash goodwill impairment charge of $9,386,780 was recorded for the quarter ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies, (continued)

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

Note 4 - Inventories

Inventories consist of the following:

	As of
	September 30, 2012	December 31, 2011

Raw materials	$169,469	$216,307
Work in process	3,820	4,170
Finished goods	94,802	9,813
Less: Inventory reserve	(24,540)	-
Total	$243,551	$230,290

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Technology and Customer Relationships

Technology and customer relationships consist of the following:

	In-Process Research & Development	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,020,833)	$10,679,167

Deletions	-	-	-	-	(262,500)	(262,500)

Balance as of September 30, 2012	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,283,333)	$10,416,667

Weighted average amortization period at September, 2012 (in years)		6.4	8.4

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $262,500 for the three and nine months ended September 30, 2012, respectively, as compared to $87,500 and $262,500 for the same periods in 2011, respectively. IPR&D technology represents HepaMate™ patented biotech technologies acquired in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of September 30, 2012, there were no indicators that required us to perform an intangible assets impairment review, therefore, we did not record an impairment charge for the nine months ended September 30, 2012.

Note 6 – Commitments and Contingencies

Commitments

The Company issued 21,000,000 shares of common stock in February, 2012, 5,900,000 shares of common stock between August and October 2012 and 16,300,000 shares of common stock in November 2012, all of which are subject to a purchase price reset covenant as described in Note 7.

Consulting Agreements

The Company currently has several consulting agreements for management consulting, sales representatives, and research and development. Some agreements are based on fixed fee arrangements, commissions, and others on specified hourly rates. All of the agreements can be terminated by the Company with 30 days advance notice, with no additional expense to the Company outside of the work already performed.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Commitments and Contingencies, (continued)

Executive Employment Agreement

On September 28, 2012 the Company entered into an executive employee agreement with an effective date of October 1, 2012. The agreement provides for an annual incentive bonus equal to 60 percent of base salary if certain performance criteria are achieved. In addition, if the executive is terminated without cause, the agreement calls for a severance payout equal to the greater of 12 months of base pay or the remaining number of months in the initial employment term, not to exceed 36 months.

Cooperative and License Agreements

USDA, ARS License: On November 2, 2007, the Company exercised its license right under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture, Agricultural Research Service (“USDA, ARS”) and entered into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license. The license terminates upon the expiration of the last to expire of the patents licensed thereunder, unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and nine months ended September 30, 2012, the Company incurred $0 and $10,000, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $2,107 and $18,682 for the same periods in 2011, respectively.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company obtained the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license was granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was paid with royalties to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Sales of products under this agreement were minimal and royalties were accrued in the amounts of $12,500 and $37,500 for the three and nine months ended September 30, 2012, based upon the pro rata yearly minimum amount which was expensed as a general and administrative expense.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of September 30, 2012.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of September 30, 2012, 240,502,434 shares were issued and outstanding. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

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

On April 10, 2012, the Company entered into an agreement for investment banking services.  The agreement was for a term on twelve (12) months for a cash fee of $6,500 per month, and, upon approval from the Board of Directors, 50,000 warrants were to be issued monthly along with the cash payment at an exercise price of $0.08 and expiring upon five years from the date of issuance.  During the three months ended June 30, 2012, the Company issued 100,000 warrants under this agreement and an issuance of 50,000 warrants was waived by the receiving party due to non-performance.  This issuance was recorded as a $3,777 expense.  This agreement was subsequently terminated in July of 2012.

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

On August 14, 2012, the Company entered into a securities purchase agreement with certain members of the Board of Directors and accredited investors pursuant to which, (i) 5,300,000 shares of common stock, and (ii) five years warrants to purchase up to 2,650,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for net proceeds of $265,000.  Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Note 7 – Stockholders’ Equity, (continued)

On each of August 15, 2012 and September 20, 2012, the Company issued 100,000 shares of common stock to a vendor pursuant to a service agreement.  Services are payable at the Company’s discretion in cash or shares of common stock at fair market value defined at the greater of $0.10 per share or the average volume weighted average price of the five trading days immediately preceding payment. These issuances are recorded as $20,000 of consulting expense based on the fair value of services provided.

On September 28, 2012, pursuant to the securities purchase agreement date August 14, 2012, the Company issued a certain member of the Board of Directors, (i) 500,000 shares of common stock, and (ii) five year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for net proceeds of $25,000.  Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

The total shares issuable upon the exercise of warrants are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
		(per share)	(in years)
Warrants outstanding at December 31, 2011	13,567,201	$0.247	3.21
Warrants Issued in February 2012 Private Placement	11,609,500	$0.069	4.38
Warrants issued due to anti-dilutive adjustment - Feb 2012	23,581	$1.140	0.00
Warrants expired May 11, 2012	(966,282)	$1.140	0.00
Warrants Issued, April 9, 2012	50,000	$0.080	4.78
Warrants Issued, May 9, 2012	50,000	0.080	4.86
Warrants Issued, August 14, 2012	2,650,000	0.050	4.87
Warrants Issued, September 28, 2012	250,000	$0.050	4.99
Ending Balance, September 30, 2012	27,234,000	$0.119	3.63

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the Board of Directors. As of September 30, 2012, no shares of preferred stock are issued or outstanding.

Note 8 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares available for option grants to employees, directors and others. The 2001 Incentive Stock Purchase Plan expired on July 12, 2011. On November 7, 2011, the board of directors adopted the 2011 Long-Term Incentive Plan which was approved by the shareholders at the annual meeting in December 2011.  As of September 30, 2012, there were 1,700,000 shares of common stock available for issuance under the 2011 plan.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options, (continued)

Stock Based Compensation

On May 15, 2012, the Company granted 850,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to certain members of its board for their contributions to date to the success of the Company and to one newly appointed member of the board. These options were valued at $40,800 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.  The full value of $40,800 was expensed upon issuance.

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $25,000, of which $3,125 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.5 years. These options have a ten year term and will vest upon strategic events expected to occur within one year.

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $24,500, of which $12,250 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.13 years. These options have a ten year term and will vest upon strategic events expected to occur within three months.

On May 15, 2012, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $63,750, of which $4,250 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.94 years. These options have a ten year term and will vest upon strategic events expected to occur within two years.

On May 16, 2012, the Company granted 5,500,000 non-qualified stock options with an exercise price of $0.20 and an expiration date of May 16, 2022, to a certain member of its board and an officer for his services to the success of the Company per his employment agreement. These options were valued at $203,500, of which $8,479 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of .75% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

On May 17, 2012, the Company granted 3,480,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $139,200 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.0 years. These options have a ten year term with an expiration date of May 17, 2022 and vested immediately on the grant date.  The full value was expensed upon issuance.

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $95,120, of which $15,853 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.38 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written three year strategic plan to the Company that identifies five disease states and applications for drugs that can be delivered to treat these diseases through the Company’s hydrogel platform, provided such strategic plan is delivered to the Company within six months of the grant date.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options, (continued)

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board.  These options were valued at $102,080, of which $5,104 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 1.16% and an expected life of 6.25 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the two year anniversary of the company hiring a chief medical officer initially identified by this member of the board, provided such chief medical officer is hired by the Company within six months of the grant date.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board.  These options were valued at $176,320, of which $22,040 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written clinical program to the Company for the successful completion of Phase I, II, and III trials with the U.S. Food and Drug Administration (the “FDA”) in order to gain approval for the delivery of an active pharmaceutical ingredient (an “API”) delivered through the Company’s hydrogel platform, provided such clinical program is delivered to the Company within twelve months of the grant date.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board.  These options were valued at $180,960, of which $15,080 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.75 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the Company entering into a co-licensing agreement with a third party for the joint development of a product that provides for the delivery of an API using the Company’s hydrogel platform, provided such co-licensing agreement is entered into by the Company within eighteen months of the grant date.

On May 17, 2012, the Company granted 5,800,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options were valued at $220,400, of which $27,550 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon (i) the newly appointed member delivering a written strategic plan to the Company that sets forth a plan to improve the Company’s HepaMate™ product for internal development, sale and rapid approval by the FDA and (ii) HepaLife BioSystems, Inc., a wholly owned subsidiary of the Company, completing an equity or equity linked financing or series of related equity or equity linked financings that result in gross proceeds to HepaLife BioSystems, Inc. of at least $2,500,000, provided such strategic plan is delivered to the Company and such financing occurs within twelve months of the grant date.

On May 31 2012, the Company granted 5,500,000 qualified and non-qualified stock options with an exercise price of $0.20 and an expiration date of May 31, 2022, to a certain member of its board and an officer for his contributions to date to the success of the Company as per his employment agreement. These options were valued at $165,000, of which $4,583 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.7%, risk-free interest rate of 0.67% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

On July 2, 2012, the Company granted 250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of June 28, 2017 pursuant to a Services Agreement entered on June 28, 2012. The options were valued at approximately $7,900, of which $2,750 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.3%, risk-free interest rate of 0.67% and term of 5.0 years. These options have a five year term and half the options vested immediately and the balance will vest in six (6) equal monthly installments commencing each thirty (30) days thereafter.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Stock Options, (continued)

On July 2, 2012, the Company granted 250,000 non-qualified stock options with an exercise price of $0.15 and an expiration date of June 28, 2017 pursuant to a Services Agreement entered on June 28, 2012. The options were valued at approximately $7,100, of which $2,250 was expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.3%, risk-free interest rate of 0.67% and term of 5.0 years. These options have a five year term and half the options vested immediately and the balance will vest in six (6) equal monthly installments commencing each thirty (30) days thereafter.

On July 31, 2012, the Company granted 1,000,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of July 31, 2017 pursuant to a Services Agreement entered on July 31, 2012. The options were valued at approximately $23,700, and were expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.0%, risk-free interest rate of 0.60% and a term of 5.0 years. These options have a five year term and vested immediately.

On August 15, 2012, the Company granted 500,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of August 15, 2017 pursuant to a Services Agreement entered on August 15, 2012. The options were valued at approximately $11,900, and were expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.8%, risk-free interest rate of 0.80% and an expected life of 5.0 years. These options have a five year term and vested immediately.

During the three and nine months ended September 30, 2012, total stock option compensation expense charged to operations was $258,904 and $684,176, respectively, with $30,708 and $170,346 classified as salaries and benefits, respectively, and $198,446 and $484,081 included in director fees, respectively and $29,750 and $29,750 included in consulting fees, respectively. At September 30, 2012, the unamortized value of employee stock options outstanding was approximately $910,942. The unamortized portion at September 30, 2012 will be expensed over a weighted average period of 1.16 years.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2011	18,870,000	$0.16	8.50	$-
Options issued May 2012	37,300,000	$0.15	9.63	$-
Options Issued July 2012	1,500,000	$0.11	4.81	$-
Options Issued August 2012	500,000	$0.10	4.88	$-
Options cancelled September 2012	(1,000,000)	$0.145	3.50	$-
Options outstanding at September 30, 2012	57,170,000	$0.15	9.02	$-
Exercisable September 30, 2012	24,565,000	$0.15	8.24	$-

During the three month period ending September 30, 2012, a former employee who had previously vested in 1,000,000 stock options at an exercise price of $0.145 had those options cancelled pursuant to the option agreement.  In addition, a member of the board of directors, became vested in 500,000 stock options when the Scientific Advisory Board was comprised of at least five (5) members.

The intrinsic value is calculated as the difference between the market value as of September 30, 2012, and the exercise price of the shares. The market value per share as of September 30, 2012 was $0.04 as reported on the Over the Counter Bulletin Board.

Because the Company does not have historical data on employee exercise behavior, the Company uses the "Simplified Method" to calculate the expected life of the employee stock-based option awards.  The simplified method is calculated by averaging the vesting period and contractual term of the options.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party

On January 11, 2012, the Company issued 2,000,000 shares of common stock to Harborview Capital Management, LLC, in satisfaction of its obligation pursuant to the Executive Office License agreement dated November 1, 2010 for office space and services, in lieu of any future cash payments due under the agreement which will terminate as of December 31, 2012. The value of the shares issued was $100,000 which is being amortized as rent expense over the term of the lease.  David Stefansky, the Company’s Chairman, and Richard Rosenblum, the Company’s officer and a director, are the managing members of Harborview Capital Management, LLC.

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

On August 14, 2012, we issued 3,800,000 shares of common stock and five year warrants to purchase 1,900,000 shares of common stock at an exercise price of $0.05 per share to officers and members of the board of directors in exchange for gross proceeds of $190,000.

On September 28, 2012, we issued 500,000 shares of common stock and five year warrants to purchase 250,000 shares of common stock at an exercise price of $0.05 per share to a member of the board of directors in exchange for gross proceeds of $25,000.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues.  For the three months ended September 30, 2012, two major customers accounted for approximately 88% of revenue, with each customer individually accounting for 66% and 22% of total revenue.  For the nine months ended September 30, 2012, two major customers accounted for approximately 74% of revenue, with each customer individually accounting for 60% and 14% of total revenue.

For the three months ended September 30, 2011, three major customers accounted for approximately 88% of revenue, with each customer individually accounting for 58%, 19%, and 11% of total revenue.  For the nine months ended September 30, 2011, three major customers accounted for approximately 91% of revenue, with each customer individually accounting for 65%, 14% and 12% of total revenue.

Note 11 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued to determine if events or transactions require adjustment to or disclosure in the financial statements.

 On October 8, 2012, the Company issued 2,000,000 shares of common stock to a vendor pursuant to a one year public relations and communications service agreement executed on September 28, 2012.  Services are payable at the Company’s discretion in cash or shares of common stock at fair market value defined at the greater of $0.10 per share or fair market value.

On October 11, 2012, we issued 100,000 shares of common stock and five year warrants to purchase 50,000 shares of common stock at an exercise price of $0.05 per share to a member of the board of directors in exchange for gross proceeds of $5,000.

Pursuant to an executive employment agreement dated September 28, 2012, the Company issued on November 8, 2012 an option to acquire common stock equal to 3% of the Company’s total outstanding shares determined on a fully-diluted basis as of the date of the agreement.

On November 8, 2012, we issued 16,300,000 shares of common stock and 16,300,000 five year warrants to purchase common stock at $0.05 for gross proceeds of $815,000.  Members of the board of directors comprised $195,000 of the gross proceeds.  Pursuant to the Securities Purchase Agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment. Palladium Capital Advisors, LLC, as placement agent, was paid a fee of $24,500 and issued a five year warrant to purchase 350,000 shares of common stock at an exercise price of $0.05.

On November 14, 2012, we issued 200,000 shares of common stock to a consultant in exchange for business advisory services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	inadequate capital;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	acceptance by customers of new proprietary products;

●	entry of new competitors and similar products;

●	loss or retirement of key executives;

●	loss of a key customer or supplier;

●	impairment of goodwill and/or intangibles;

●	adverse economic conditions and/or intense competition;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components; and

●	inability to carry out research, development and commercialization plans.

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

Overview

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc.; Alliqua Biomedical; Inc. and HepaLife Biosystems, Inc.

We develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We supply these gels primarily to the wound care and pain management segments of the healthcare industry. We believe that we are one of only two manufacturers of these gels in the world. We specialize in custom gels by capitalizing on proprietary manufacturing technologies.

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

In the 2nd quarter of 2012, we launched a new line of proprietary products under the SilverSeal® name.  These hydrogel dressings are initially available in two (2) sizes and are intended for the management of wounds and to provide an antimicrobial barrier.  We are currently opening various distribution channels while engaging several consultants to assist in the process of educating medical professionals about the benefits of these dressings.  We have also begun to assemble a Scientific Advisory Board to help bring our product into the wound care marketplace.

Recent Events

On October 1, 2012, James Sapirstein was appointed as our chief executive officer and as a Class I member of the board with a term expiring at the 2013 annual meeting of stockholders. Richard Rosenblum ceased serving as our president and was appointed as our executive co-chairman to serve alongside with David Stefansky.

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

Results of Operations

Overview.  For the quarter ended September 30, 2012, we realized a net loss of $874,483, comprised primarily of a loss from operations of approximately $453,000, depreciation and amortization expense of approximately $162,000 and non-cash stock based compensation expense of approximately $259,000.  For the nine months ended September 30, 2012, we realized a net loss of $3,054,064, comprised primarily of a loss from operations of approximately $1,886,000, depreciation and amortization expense of approximately $484,000 and non-cash stock based compensation expense of approximately $684,000.  For the quarter and nine months ended September 30, 2011, we had a net loss of $844,618 and $3,663,238, respectively.  The greater net loss for the quarter ending September 30, 2012 compared to the quarter ending September 30, 2011, was principally due to lower sales in the 2012 period.  The lower net loss for the nine month period ending September 30, 2012 compared to the nine months ending September 30, 2011 was primarily due to lower non-cash stock compensation expense in the 2012 nine month period offset by significantly lower sales. Although there were significant option grants in the 2012 period, the vesting schedules are performance based while the 2011 option grants were primarily granted for prior services with full vesting upon the date of the grants.  There may be significant future expense for non-cash stock based compensation if the milestones are achieved in the options granted to a member of the board in May, 2012.

Revenues.  Sales revenues were $373,790 for the three months ended September 30, 2012, compared to $419,825 for the same period in 2011, and $828,260 for the nine months ended September 30, 2012, compared to $1,671,445 for the same period in 2011.  The decreases of $46,035 and $843,185, representing declines of 11% and 50%, respectively, for the three and nine months ended September 30, 2012, were primarily due to lower sales volume from our largest customer in the 2012 periods for the manufacture of our hydrogel products. We attribute this decrease to the customer’s desire to buildup inventory levels in the 2011 period that was no longer necessary in 2012.

Gross Loss.  Our gross loss, which is total revenue less cost of sales, was $77,286 for the three months ended September 30, 2012, compared to a gross loss of $61,201 for the same period in 2011, and our gross loss for the nine months ended September 30, 2012 was $519,433 compared to a gross profit of $149,661 for the same period in 2011.  The decreases in profitability of $16,085 and $669,094, representing declines of 26% and 447%, respectively, for the three and nine months ended September 30, 2012, can be attributed to lower sales revenues for the reasons noted above in addition to our cost of sales not fluctuating in direct proportion to our sales volume due to a significant portion of fixed overhead expenses being included in cost of sales.  Our gross profit or loss may fluctuate from period to period based on the mix of products sold and based on the volume of products sold in each period.

Depreciation of equipment and amortization of technology included in cost of goods sold was $162,067 for the three months ended September 30, 2012, compared to $158,187 for the same period in 2011, and $484,800 for the nine months ended September 30, 2012, compared to $471,957 for the same period in 2011.  The increases of $3,880 and $12,843, representing 2% increases for each respective period, is attributable to additional equipment being put in place in 2012.  Labor related expense was $110,466 for the three months ended September 30, 2012, compared to $93,774 for the same period in 2011, and $317,543 for the nine months ended September 30, 2012, compared to $302,453 for the same period in 2011.  The increases of 18% and 5% for the three and nine month periods ended September 30, 2012 comparated to the same periods in 2011, is primarily attributable to certain labor related expenses being allocated to research and development activities during the 2011 periods.  Rent expense was $62,889 for the three months ended September 30, 2012 compared to $66,849 for the same period in 2011 and $198,761 for the nine months ended September 30, 2012, compared to $189,648 for the same period in 2011.  The decrease of $3,960 and increase of $9,113 respectively is due to the timing of operating escalation expenses in 2012.  Utility expense was $15,548 for the three months ended September 30, 2012, compared to $23,706 for the same period in 2011 and $44,750 for the nine months ended September 30, 2012, compared to $68,199 for the same period in 2011.  The decrease of $8,158 and $23,449, 34% for each period, is due to lower electrical consumption as a result of lower production and the lower energy costs as a result of outsourcing to an alternate utility provider.

General and Administrative Expenses.  General and administrative expense was $767,614 for the three month period ended September 30, 2012, compared to $661,808 for the same period in 2011, and $2,335,539 for the nine months ended June 30, 2012, compared to $3,419,261 for the same period in 2011.  The increase of $105,806, or 16%, for the three month period ending September 30, 2012, can be attributed to greater non-cash stock based compensation expense in the 2012 period.  Conversely, the decrease of $1,083,722 or 31% for the nine month period ended September 30, 2012 versus the same period in 2011 can be attributed to a greater non-cash stock based compensation expense for the three month period ended March 31, 2011.  Director fees for the three months ended September 30, 2012 was $198,446 compared to $40,786 for the same period in 2011 and $484,080 for the nine months ended September 30, 2012, compared to $348,571 for the same period in 2011.  The 2012 director fees are all non-cash as directors received stock options for their services in 2012.   Rent expense was $21,500 for the three months ended September 30, 2012, compared to $42,000 for the same period in 2011, and $64,500 for the nine month period ended September 30, 2012, compared to $126,000 for the same period in 2011.  The decrease of $20,500 and $61,500 for the respective periods is due to the lower rent for executive offices in addition to all rent expense for 2012 being a non-cash expense.  Investor relations expense was $9,982 for the three month period ended September 30, 2012, compared to $387 for the same period in 2011, and was $16,832 for the nine month period ended September 30, 2012, compared to $374,043 for the same period in 2011.  The decrease is attributable to suspending investor relations expenses in the 2012 periods.

General and administrative expense was 205% of product sales for the three month period ended September 30, 2012, and 282% of product sales for the nine month period ended September 30, 2012, compared to 157% and 204% for the comparable periods in 2011. The increased percentages in the 2012 periods are attributed to significantly lower product sales in 2012.  Officer compensation for the three month period ended September 30, 2012 was $213,765, compared to $242,469 for the same period in 2011 and was $708,865 for the nine month period ended September 30, 2012, compared to $1,661,347 for the same period in 2011.  The decrease in the three and nine month periods ending September 30, 2012, compared to the corresponding periods in 2011 is due to non-cash compensation expense in the 2011 periods from the issuance of stock options to executive management.  Professional fees for the three month period ended September 30, 2012 were $96,438, compared to $88,324 for the same period in 2011 and were $400,751 for the nine month period ended September 30, 2012, compared to $379,670 for the same period in 2011.  Professional fees have remained consistent through the comparable periods.  Consulting fees for the three months ended September 30, 2012 were $75,865, and $196,455 for the nine month period ended September 30, 2012, compared to $33,750 and $110,009 for the comparable periods in 2011. The increase in consulting fees is attributable to the engagement of consultants to assist management with the development of the HepaMate technology and to support the rollout of our new line of proprietary products.

Research and Development.  We incurred $30,396 in research and development expenses for the three month period ended September 30, 2012, and $193,102 for the nine month period ended September 30, 2012, compared to $121,609 and $393,638 for the comparable periods in 2011. The decrease of $91,213 or 75% for the three month period and $200,536 or 51% for the nine month period is due principally to a reduction in expenses associated with the development of our transdermal pain patch. We believe our research and development expenses will continue to decrease in 2012 as the development of our proprietary products is at the point where we have successfully completed all product testing and have initiated sales into the marketplace.  We have been committing non-cash resources to the further development of the HepaMate asset and have engaged leading experts in the field of liver transplant medicine to continue our efforts.  We expect to formulate a detailed and strategic plan for this asset in the first half of 2013.

Impairment of Goodwill.  We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of the any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at September 30, 2012. We did not recognize any impairment charges for goodwill for the three month periods ended September 30, 2012 and 2011. A non-cash goodwill impairment charge of $9,386,780 was recorded in the quarter ended December 31, 2011 relating to the HepaLife Biosystems, Inc. reporting unit.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents totaled $97,281, compared to $260,111 at December 31, 2011. The decrease is attributable to cash used in operating activities of $1,355,489 and capital expenditures of $84,366, offset by net proceeds of $987,025 received from the issuance of 21,000,000 shares of common stock and five year warrants to purchase 10,500,000 shares of common stock at a price of $0.069 in February 2012 and net proceeds of $295,000 received from the issuance of 5,900,000 shares of common stock and five year warrants to purchase 2,950,000 shares of common stock in August 2012. The use of cash in operating activities is primarily attributable to cost of goods sold including compensation and materials, legal and professional fees and general operating expenses.

On November 8, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 16,300,000 shares of common stock and, (ii) five year warrants to purchase, in the aggregate, 16,300,000 shares of common stock at an exercise price of $0.05 per share, in exchange for net proceeds to us of $794,500.  Our current cash balance is approximately $575,000, current accounts receivable is $112,000 and our existing order backlog is $262,000 through the end of January 2013.  We have recently undergone a number of management changes, including the appointment of James Sapirstein as chief executive officer, as part of our transition from a contract manufacturer to a biopharmaceutical company with a transdermal drug delivery platform.  Mr. Sapirstein has begun building the team he believes is essential to executing the Company’s business plan by hiring a Vice President of Medical Affairs and he intends to bring in additional seasoned healthcare personnel in 2013. During this transition in management, sales of our proprietary products have been weaker than expected.  In addition, as a result of the current management changes, our fixed expenses have increased and will continue to increase as additional personnel are engaged to execute our long-term objectives.  Based on these factors and if weak sales continue in our proprietary products, we will experience a shortfall in cash necessary to sustain operations and we expect to raise additional working capital.

Net cash flow used in operating activities was $1,355,489 for the nine months ended September 30, 2012, compared to $1,498,275 for the nine month period ended September 30, 2011. The decrease in cash used is primarily attributable to discontinuing cash payments for director fees and rent for corporate offices in 2012 and paying these expenses in restricted common stock and stock options. We recognized revenue of $828,260 in the nine month period ended September 30, 2012, compared to $1,671,445 for the nine month period ended September 30, 2011, primarily due to lower sales from our largest customer. Cash used in investing activities was $84,366 in the nine month period ending September 30, 2012, compared to $99,012 provided by investing activities in the nine month period ended September 30, 2011. In the 2011 period, we used the $362,396 balance of restricted cash which had been received in the May 2010 financing. Cash flow generated from financing activities was approximately $1,277,025 for the period ending September 30, 2012 compared to cash flow generated from financing activities of $990,000 for the similar period in 2011. At September 30, 2012, current assets totaled $531,880 and current liabilities totaled $607,161, compared to current assets of $603,908 and current liabilities of $337,193 at December 31, 2011. As a result, our working capital decreased to ($75,281) from $266,715 during the first nine months of 2012. This decrease was primarily due to cash used during the current period along with an increase in accounts payable.

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

Our future cash flows are dependent, in large part, on (i) our ability to successfully market and sell our newly launched proprietary line of products, (ii) our ability to successfully put distribution channels in place, (iii) research and development, and (iv) the need to supplement working capital.  We believe the appointment of James Sapirstein as chief executive officer to be a noteworthy element towards achieving these business objectives.

  We intend to restrict expenses, including research and development, as necessary to preserve liquidity. We terminated monthly cash rental payments for our executive office space in December 2011 and, beginning in 2012, we discontinued paying cash fees to directors. These expenses are being paid in stock and stock options during 2012. The termination of these cash payments resulted in a reduction in cash expense of $247,500 for the nine month period ended September 30, 2012 compared to the same period in 2011.

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

 Based on current forecasts, which include improving sales orders from our principal contract manufacturing customer, sales orders from our new line of proprietary products and our ability to manufacture and successfully fulfill these orders, we believe our cash and cash equivalents, anticipated cash flows from operations, and other external sources of credit will be sufficient to meet our cash requirements through the third quarter of 2013. It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products as we are entering new markets and varying demand levels from our major customers.  The initial ramp of sales in our new line of products has been slower than expected and if we are unable to meet our revenue forecast, our cash flow will be constrained.  If demand for our new products exceeds our forecasts, we may require additional funding for capital expenditures in order to increase capacity and efficiency in our manufacturing process.  If demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2012, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -    OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2012, we issued 100,000 shares of common stock to Maurice Deutsch in exchange for business advisory services. These securities issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended. Mr. Deutsch was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time these securities were offered and sold to Mr. Deutsch.

On September 20, 2012, we issued 100,000 shares of common stock to Maurice Deutsch in exchange for business advisory services. These securities issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended. Mr. Deutsch was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time these securities were offered and sold to Mr. Deutsch.

On September 20, 2012, we issued 500,000 shares of common stock and a five year warrant to purchase 250,000 shares of common stock at an exercise price of $0.05 per share to Kenneth Londoner in exchange for $25,000. The securities issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were not offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended. Mr. Londoner was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time these securities were offered and sold to Mr. Londoner.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Certification of CEO pursuant to Sec. 302
31.2	Certification of CFO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
32.2	Certification of CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: November 21, 2012	By:	/s/ James Sapirstein
	Name:	James Sapirstein
	Title:	Chief Executive Office
(Principal Executive Officer)

By:	/s/ Steven C. Berger
Name:	Steven C. Berger
Title:	Chief Financial Officer
(Principal Financial Officer)