Form 10-K
period 2012-12-31
Alliqua, Inc.
filed 2013-04-16
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-29819

Alliqua, Inc.
(Exact name of Registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

850 Third Avenue, Suite 1801 New York, NY	10022
(Address of principal executive office)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 29, 2012 was $8,098,687.35. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 28, 2013 was 263,899,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ALLIQUA, INC.

PART I

ITEM 1.  BUSINESS.

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “we,” “our,” “us” and the “Company” refer to Alliqua, Inc. and its consolidated subsidiaries.

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

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc., Alliqua Biomedical, Inc. and HepaLife Biosystems, Inc.

Description of Business

Products and Services

Alliqua, Inc. develops, manufactures and markets high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of only two known manufacturers of high performance gels in the world. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. In July 2012, we began to market two proprietary products, SilverSeal®, a hydrogel wound dressing with silver coated fibers, and Hydress®, an over-the-counter hydrogel wound dressing. We supply these gels primarily to the wound care segment of the healthcare industry.

Our AquaMed Technologies, Inc. subsidiary manufactures and markets our hydrogel products. Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in selection of liners onto which the gels are coated. Consequently, our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Our SilverSeal and Hydress dressings are each currently available in two sizes. They are used to provide and maintain a moist wound environment. The benefits of these products include reduced scarring and pain, greater speed of healing and increased absorption of exudate (fluid that filters from the circulatory system into lesions or areas of inflammation). SilverSeal dressings also provide an antimicrobial barrier. Silver based wound dressings are becoming increasingly prevalent in wound care due to the recent increase of antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, known as MRSA.

Planned Products and Services

We intend to expand our existing product offerings both through modification of our existing products and through acquisition. Modification of existing products will likely take the form of improvements and expansion of options with respect to our existing dressings (e.g., improvements to our liner and additional offerings in different sizes and shapes). Because our products are already approved by the U.S. Food and Drug Administration, we believe that these types of modifications can be made with minor regulatory delay. We believe that these improvements and additional options will enhance our reputation and potentially attract new customers.

We are also engaging in business development efforts to find complementary products to our existing offerings. We believe that our management team would be able to successfully integrate and leverage acquired products, that it would be easier to sell a more comprehensive suite of wound care products, and that acquiring a product with established sales channels would help us market our existing products. In evaluating potential acquisition targets, we are looking for a product or products that already generate positive cash flows and will complement our existing products.

Our Alliqua Biomedical, Inc. subsidiary is a research and development division which is attempting to leverage our hydrogel platform as a drug delivery system for active pharmaceutical ingredients (“APIs”). We are actively seeking compounds which can be effectively used in our hydrogels either through a licensing deal or a joint venture. Our hydrogels can be utilized as delivery mechanisms for both prescription and over-the-counter medications to be delivered through the skin into the blood stream, known as transdermal delivery, or to be delivered between the layers of the skin, known as intradermal delivery. Active ingredients can also be added to our gels for use in wound/burn dressings and to provide for the topical application of non-prescription drugs.

We have begun to develop a transdermal lidocaine patch to treat pain associated with post herpetic neuralgia, or PHN, a complication of shingles in which pain lasts after the shingles rash and blisters have disappeared. Further research and development related to our PHN patch is on hold until our capital resources are significantly higher or we are able to find a strategic partner. Initial developmental results, both in-vitro and dissolution studies, indicate that our product may be marketable as both a generic version of the existing branded product (through an abbreviated new drug application, or ANDA, filing with the U.S. Food and Drug Administration) and an improvement on the existing branded product (through a 505b(2) filing with the U.S. Food and Drug Administration), which could result in a period of exclusivity for our products. The existing branded product has several patents filed in the Orange Book, which identifies drug products approved on the basis of safety and effectiveness by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act that expire between 2013 and 2015. This means that, if we were able to fund further research and development and bring a product to market, we could enter the transdermal lidocaine patch market in or after 2015. We also believe that there are several international markets in which there is no patent protection for the branded product. Capital resources will determine whether and how we further develop our transdermal lidocaine patch.

To assist with our efforts to expand our existing product offerings and leverage our hydrogel platform, we have assembled a Scientific Advisory Board (“SAB”) comprised of industry experts. The purpose of the SAB is to help us target improvements and new applications for our products and to assist in our marketing efforts. To date, the SAB has been comprised primarily of podiatrists and orthopedic surgeons, but we are seeking to add members with different areas of expertise.

We also intend to explore alternatives related to our HepaMate™ technology, which focuses on the development of a cell-based bioartificial liver system. To date, there is not a bio artificial liver available in the marketplace and transplant is the only remedy for acute liver failure. In order to fully develop HepaMate, our in-process research and development project, we will require significant amounts of capital. We have engaged several physicians and subject matter experts in the artificial liver research field to review the HepaMate technology and to assist in its development. We intend to either pursue financing alternatives to provide sufficient capital in order to fund the further clinical development of HepaMate or enter into a partnership arrangement that would serve a similar purpose.

We have convened a hepatology SAB to specifically address HepaMate and we continue to explore strategic alliances so that we can conduct further clinical trials, In 1994, the technology was referred to as HepatAssist Liver Assist System as was clinically evaluated in a successful Phase I/II clinical trial. In the late 1990’s, a Phase III clinical trial of this system was conducted in 171 liver failure patients in a Phase II/III prospective, randomized, controlled trial in 11 domestic and 9 European medical centers. The trial did not achieve its primary endpoint (30-day survival) but did provide enough positive data to warrant further development of the technology. We intend to continue discussions with other companies in the liver transplant industry to see if a co-development deal for a cell line source other than porcine hepatocytes is viable on the scale that is required. We have engaged several key opinion leaders in the field of liver transplant to review the following topics:

●	Therapeutic cell source (porcine (fresh or cell line), human stem or cell line);
●	Treatment time and cell dose;
●	Overall product design;
●	Clinical trial design and clinical endpoints;
●	Regulatory strategy; and
●	Additional candidates for our SAB to best further the technology’s development.

Industry and Markets

The Hydrogel Industry. Hydrogels are currently being marketed in the U.S. and abroad for the following applications:

●
Moist Wound and Burn Dressings. As described under “The Wound Care Industry” below, hydrogel dressings have long been used for treating wounds and burns. They generally promote a moist environment at the site of the wound, which assists in quickening the healing process of most wounds (Jones, et. al., “ABC of Wound Healing: Wound Dressings,” BDJ, 2006). In addition, as previously noted, the hydrogel product that is coated within the wound dressing can be manufactured to contain medication that will further assist in the wound care and recovery. The wound care industry is discussed in more detail below.

●
Transdermal Delivery of Prescription Drugs and Over-the-Counter Treatments. Transdermal drug delivery is defined as the non-invasive delivery of medications through the skin surface. The use of patches placed on the skin in order to deliver medicine is gaining popularity. When applied to the skin, these patches can deliver drugs at a predetermined rate across the skin in order to achieve either a local or systemic effect. Delivering medication through hydrogel patches has important advantages over traditional methods of drug delivery. A paper entitled “Transdermal Drug Delivery” (Prausnitz, et. al., Nature Biotechnology 26, 2008) notes that a major advantage of transdermal drug delivery compared with the oral route is that there can be a significant first-pass effect of the liver that can prematurely metabolize drugs taken orally which would reduce their efficacy. Transdermal delivery also has advantages over hypodermic injections, which are painful, generate dangerous medical waste and pose the risk of disease transmission by needle re-use, especially in developing countries. In addition, transdermal systems are non-invasive and can be self-administered. They can provide release periods of up to one week, as compared to shorter periods for oral drug delivery. In addition, transdermal drug delivery ensures more controlled absorption and more uniform plasma drug concentrations than oral drug delivery (Bajaj, et. al., “Transdermal Drug Delivery in Pain Management,” Continuing Education in Anaesthesia, Critical Care & Pain, 2011). Transdermal delivery systems also improve patient compliance due to their ease and painlessness and are generally inexpensive. Prausnitz, et. al. note that the main disadvantage to transdermal drug delivery is that there are a limited number of drugs that can be currently administered transdermally. In addition, Bajaj, et. al. discuss that other disadvantages of transdermal drug delivery include its inability to be used for shocked patients as decreased peripheral blood flow leads to unreliable transdermal absorption.

Hydrogel patches are being used for transdermal applications such as hormone replacement therapy and contraception, treatment of acne, shingles, diabetes, motion sickness, treatment of angina with nitroglycerin, treatment of smoking addiction using nicotine and palliatives (i.e., pain relievers). Hydrogel patches are also directly marketed to consumers for topical application of over-the-counter drugs such as non-prescription acne treatments, pain relievers, diet preparations, cough suppressants, treatment of warts, calluses and corns and pain relief. The pain relief industry is discussed in more detail below.

●
Components of Medical Devices. Several medical devices utilize hydrogels as components. These devices include active drug delivery systems such as iontophoresis, which uses a small electric charge to deliver medicine or other chemicals through the skin, warming and cooling devices, and medical electrodes.

●
Cosmetic Applications. Hydrogel patches and applications can deliver cosmetic skin care products to consumers and skin care providers for uses that include moisturizers, face masks, cooling masks and applicators.

The Wound Care Industry. Because our two proprietary products are being marketed into the wound care industry, we have provided a more detailed description of this industry.

 The global market for wound care management products, which had revenues of approximately $13 billion in 2008, will likely surpass $17 billion by 2015, as it grows at a projected compound annual growth rate of 4%, according to a study by the research firm Research and Markets (“The Future of the Wound Care Management Market to 2015,” Research and Markets, October 2009). The study also predicts that the U.S. wound care management market, which accounted for $5.2 billion in revenue in 2008, will likely be valued at $7.5 billion in 2015. In the U.S., chronic wounds affect 6.5 million patients, according to a 2009 article in the medical journal Wound Repair and Regeneration (CK Sen, et. al., “Human skin wounds: a major and snowballing threat to public health and the economy,” Wound Repair and Regeneration, 2009). The wounds generally result from diabetes, arterial insufficiency and pressure caused by immobility, among other causes.

According to a MarketsandMarkets publication, “Wound Care (Traditional Wound Care, Advanced Wound Care, Active Wound Care, Negative Pressure Wound Therapy and Other Therapy Devices) Market Current Trends, Opportunities & Global Forecasts to 2016,” in 2011, global sales of advanced wound care products were estimated at $6.3 billion, of which 28% was films, 26% was foam dressings, 20% was hydrocolloids, 13% was hydrogels, 8% was collagen products, and 5% was alginates.  Nearly 60% of sales, or $3.7 billion, were to the U.S. market based on its greater use of more expensive specialty products.  Global sales are projected to increase approximately 10.6% annually through 2016, with hydrogels increasing 8.5%.  It should be noted that these figures exclude active wound care products—e.g., skin substitutes and those incorporating biological growth factors.  Active wound care products comprised an estimated $3.5 billion market in 2011, of which 60% ($2.1 billion) were to the U.S. market.

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

Clinical trials of hydrogel dressings have demonstrated the benefits of moist wound healing versus traditional dressings. According to Eisenbud, et. al. (“Hydrogel Wound Dressings: Where Do We Stand in 2003?”), some of these benefits include immediate anti-inflammatory effects, allowing for freer cell flow and less scarring, increased absorption of the mass of cells and fluid that has seeped out of a blood vessel or an organ, especially due to inflammation, known as exudate, and accelerated healing. According to a Smith & Nephew presentation entitled “Advanced Wound Management in Europe” from an investor and analyst meeting held on November 20, 2009, the market for advanced wound management was estimated to be in excess of $5 billion worldwide and growing at a rate of 7% per year.

According to a MarketsandMarkets publication, “Wound Care Market – Silver Impregnated Wound Care Dressing,” the total silver wound care market in the U.S. was estimated to be $163 million in 2011. Silver hydrogels accounted for 30% of this market. According to the MarketsandMarkets report, hospital care settings account for 75% of the total end-user market for silver dressings, primarily due to their use in acute infections, and physicians prescribe the use of silver products in conditions like cardio-thoracic incisions, joint replacement surgeries, and severe burns and ulcerated conditions that mainly occur in critical care conditions and hospital settings.

We intend to target five specific markets within the wound care industry:

●
Diabetic Ulcers. According to the National Diabetes Clearinghouse (“National Diabetes Fact Sheet, 2011,” available at www.cdc.gov), there are over 25.8 million diabetics in the U.S., or more than 8.3% of the U.S. population. Furthermore, almost 11 million people over the age of 65 are diabetic, which equates to almost 27% of all people in this age group. A study published by Wild, et. al. (Diabetes Care, May 2004) estimates that the worldwide number of diabetics is projected to be 366 million people by the year 2030. Boulton, et. al. (“Neuropathic Diabetic Foot Ulcers,” New England Journal of Medicine, July 2004) reported that diabetic foot ulcers (DFUs) develop in approximately 15% of patients with diabetes and precede 84% of all diabetes-related lower leg amputations. We believe that our wound care products can aid in the healing of these diabetic foot ulcers, thereby lessening the need for amputation.

●
Pressure Sores. Dorner, et. al. (“The Role of Nutrition in Pressure Ulcer Prevention and Treatment,” The National Pressure Ulcer Advisory Panel, 2009) stated that according to The Joint Commission, more than 2.5 million patients in U.S. acute-care facilities suffer from pressure ulcers. Dorner, et. al. also stated that the prevalence of pressure ulcers in the U.S. is widespread in all settings, with estimates of 10% to 18% in acute care and 2.3% to 28% in long-term care. The study further noted that these pressure ulcers can reduce overall quality of life and may also contribute to premature mortality in some patients, therefore any intervention that may help to prevent or treat them once they occur is important to reduce the cost of pressure ulcer care and improve the quality of life for affected individuals. Park-Lee, et. al. (“Pressure Ulcers Among Nursing Home Residents: United States, 2004,” The National Center for Health Statistics Data Brief, No. 14, February 2009) reported that 35% of nursing home residents with stage 2 or higher pressure ulcers received special wound care by specially trained professionals. We believe that our wound care products can aid in the treatment of pressure sores and ulcers, thereby increasing quality of life and decreasing the amount of time spent in the wound care facility.

●
Venous Stasis Ulcers. These wounds are believed to occur due to improper functioning of venous valves, usually of the legs. According to the University of Washington Medical Center (available at http://uwmedicine.washington.edu/Patient-Care/Our-Services/Medical Services/Vascular/Pages/ArticleView.aspx?subId=48), venous stasis ulcers can severely affect the patients’ quality of life due to impaired mobility and loss of productivity. As these ulcers are typically small, they are often undertreated, which leads to larger ulcers which require more complex treatments. Brem, et. al. (“Protocol for the Successful Treatment of Venous Ulcers,” American Journal of Surgery, July 2004) reported in one study that up to 48% of venous ulcers had recurred by the fifth year after healing. These often chronic ulcers affect up to 2.5 million U.S. citizens annually. We believe that our wound care products can aid in the treatment of venous stasis ulcers and increase the quality of life for those affected.

●
Post-Surgical Dressings. The study entitled “Number, Rate, and Standard Error of All Listed Surgical and Non-surgical Procedures for Discharges from Short-stay Hospitals, by Selected Procedure Categories: United States, 2009” (Centers for Disease Control and Prevention) reported that in 2009, an estimated 29 million surgical procedures were performed in the U.S. The New York Times (Sack, “Hospital Infection Problem Persists,” The New York Times, April 13, 2010) cited a report from the Agency for Healthcare Research and Quality in 2010 that the problem of hospital-acquired infections (“HAIs”) contributes to an estimated 100,000 deaths annually and concluded that the problem merited “urgent attention”. We believe that our wound care products can aid in the prevention of HAIs. We have already completed preliminary studies showing the efficacy of our dressings in preventing infection when compared to the industry standard dressing.

●
Burns. The University of Maryland Medical Center (“Burns,” available at http://www.umm.edu/altmed/articles/burns-000021.htm) reported that between 1-2 million Americans seek medical attention for burns each year. Of that total, between 50,000 and 70,000 people are hospitalized for burns. Typically, there are three avenues to help reduce the severity of a burn upon occurrence. The admission of first aid is of primary importance. To that extent, if the burn is second degree or worse, medical attention may be required to reduce the risk of infection, dehydration and other potentially serious consequences. If the burn does result in hospitalization, we believe that our wound care products will benefit the healing process for the patient.

Marketing

Our marketing efforts to date have been limited. We have not employed special sales or marketing staff, and we have not committed significant resources to marketing our products. Most of our marketing consisted of networking on the part of our management and attending trade shows.

We are currently ramping up our sales and marketing efforts. We have recently restructured our senior management team and appointed a new chairman of our board of directors, with the goal of maximizing the potential for success in achieving our sales and marketing goals. See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding these changes. We have also hired a national director of sales who we believe has significant experience in our industry, selling products similar to ours. As financial resources allow, we intend to bring on one or more additional experienced sales person. We anticipate that our new director of sales will leverage existing relationships to open distribution channels. We may continue to attend trade shows and seek other avenues to market our products.

We have also retained certain consultants and an outside sales organization to educate medical professionals about the benefits of these dressings. These individuals will visit physician offices, hospitals, home health care facilities, nursing homes and medical facilities to perform in-service presentations in order to educate medical personnel about the attributes of our products. As described above, we have also assembled an SAB to help us target improvements and new applications for our products and assist in our marketing efforts.

Below is a discussion of our anticipated marketing efforts with respect to each potential application of our hydrogel products described under “Industry and Markets” above:

●
Moist Wound and Burn Dressings. We have begun and will continue to market our own branded lines of prescription and over-the-counter wound care products and to supply products to developers and distributors of prescription and over-the-counter wound healing products for distribution to healthcare professionals and retailers that will either use our products in the course of treating their patients’ wounds or resell our products. As described above, the benefits of our hydrogel wound healing products include reduced scarring and pain, greater speed of healing and increased absorption of exudate. SilverSeal dressings also provide an antimicrobial barrier. We believe that the markets for our wound healing products will continue to expand due to the growing recognition by professionals and consumers of the benefits of moist wound healing.

●
Transdermal Delivery of Prescription Drugs and Over-the-Counter Treatments. We sell our hydrogel products on a contract manufacturing basis to manufacturers and distributors of non-prescription medication and other therapeutic applications. We believe that the transdermal drug delivery market will continue to grow as transdermal delivery gains increasing acceptance in the medical community and as we develop methods of delivering an increasing number of medications through our hydrogel products. As described above, we are attempting to leverage our hydrogel platform as a drug delivery system for APIs. We are actively seeking compounds which can be effectively used in our hydrogels either through a licensing deal or a joint venture. We have also begun developing a generic pain patch for the treatment of PHN, although these efforts are currently on hold until our capital resources are significantly higher or we are able to find a strategic partner.

●
Components of Medical Devices. We sell our hydrogel products on a contract manufacturing basis to certain medical device manufacturers. We have identified and targeted manufacturers of high quality medical devices (such as monitoring electrodes and devices and defibrillator pads) as a core segment of our future revenue streams. Through the marketing of our products and our relationships within the medical device industry, we intend to target manufacturers and have them replace the adhesives and gels they currently use with our version of the same products. We believe that our products will be considered as replacements for existing adhesives and gels due to the quality and increased acceptance of our products in the marketplace.

●
Cosmetic Applications. Hydrogels, hydrogel patches and hydrogel products have been used by some of the leading U.S. cosmetics companies. These cosmetic products include over-the-counter skin care preparation and other products for cosmetic use. On a regular basis, we receive product inquiries from cosmetic companies looking for hydrogel solutions. Given our ability to customize the hydrogels, we see our hydrogels gaining greater acceptance in the marketplace.

Direct Retailing. We are currently exploring various co-branding opportunities for the manufacture and distribution of over-the-counter therapeutic, skin care and cosmetic hydrogel products through such retailers as chain drug, food and mass merchandise stores.

Customers

During 2012 and 2011 our sales were comprised primarily of contract manufacturing sales. We are dependent on a small number of customers that account for a vast majority of our contract manufacturing revenue. For the year ended December 31, 2012, two major customers accounted for approximately 76% of our revenue, with each customer individually accounting for 60%, and 16%, respectively. These customers, as well as one additional customer, accounted for approximately 87% of our revenue for the year ended December 31, 2011, with each customer individually accounting for 59%, 15% and 13%, respectively. These customers are all medical device manufacturers. We expect that as revenues from the sale of our proprietary wound dressings increase, this customer concentration will begin to abate during the second half of 2013 and beyond.

Technology and Manufacturing

Hydrogels are manufactured by introducing a hydrophilic polymer, which is a polymer that has a tendency to mix with or dissolve in water, into water to create a feed mix. The feed mix is then coated onto a liner and exposed to radiation. The polymers we use, when exposed to radiation, cross link faster than they degrade, creating a matrix that gives the gels a solid form. Active ingredients such as prescription or over-the-counter medication, skin care ingredients or wound-healing or other materials can be added before or after cross-linking. Materials that do not survive the irradiation process, or are modified by such process, are added after the cross-linking process is completed. Once the products have been mixed and cross-linked, they form sheets that can either be delivered directly to customers or first cut and shaped according to customer or our specifications, as appropriate. We believe that many of the processes described above are proprietary to us and provide us with competitive advantages, including our production of a high quality product and our increased ability to customize products for customers.

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

Our electron-beam cross-linking process is one of three types of cross-linking used in the industry. The other types used are ultra violent cross-linking and chemical cross-linking. We believe that the benefits of electron beam cross-linking include:

●	allowing for precise control of the amount of polymer cross-linking;

●	obviating the need for chemical cross-linking agents which may complicate or interfere with other additives or active ingredients; and

●	providing the ability to manufacture high quality hydrogels on a consistent basis.

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

We own and operate a Radiation Dynamics, Inc. Dynamitron IEA 1500-40 Industrial Electron Accelerator, or RDI Accelerator. The RDI Accelerator has been customized to handle the cross-linking of the type of materials we use, but can also be used for several other potential uses such as coloring gemstones and treating wire, cable and tubing. The replacement cost of the RDI Accelerator and processing equipment is estimated to be in excess of $7 million. The delivery and installation process is time-consuming, with replacement estimated to take 2.5 to 3 years. We estimate that our equipment has a useful life of approximately 20 years and provides annual production capacity in excess of 6,000 hours. We believe that its current utilization is significantly less than capacity.

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

Our main competitor in the high performance gel industry is Covidien plc. We believe that we are able to compete effectively with Covidien plc, primarily due to our proprietary manufacturing methods. In addition, our smaller size, as compared to Covidien plc, allows us to provide greater individualized service to our customers and make decisions as a company more quickly and efficiently. However, we believe that, due to its size, Covidien plc may have significant advantages over us. Covidien plc has its own distribution networks for its products, including its hydrogel products, which, we believe, gives it an advantage over us in reaching potential customers. In addition, Covidien plc is vertically-integrated, which may allow it to maximize efficiencies that we cannot achieve with our third-party shippers and distributors. Finally, because of its significantly greater resources, Covidien plc may be able to focus on research and development of hydrogel technology more than we are able to. In general, we believe that Covidien plc has, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do.

In the general hydrogel market, there are other companies producing hydrogel products who are larger than us, with greater knowledge and resources than we have. We believe that we are competitive on the basis of our low cost and high quality, as well as the other factors described above. There are manufacturers in Asia who offer low-cost solutions like ours, however we believe that the quality of their product is inferior to ours. For new market entrants, we believe that the barrier to entry is both timely and costly, and it could take two years or more to successfully complete the build-out necessary to produce high performance hydrogel like ours.

In addition, while we believe that our hydrogel products have many applications, there are limitations on our hydrogel products. For example, our hydrogels are not designed to remain moist for extended periods of time once removed from their packaging; therefore, our hydrogels may not be appropriate for products that require a gel to remain moist. Furthermore, our hydrogels may not be cost-efficient replacements for adhesives that are not used as method of drug delivery because regular adhesives are less expensive than our hydrogels.

There are several established silver-based wound dressings and other products which are already in the marketplace. These include Acticoat (sold by Smith & Nephew), SeaSorb (sold by Coloplast), and Actisorb (sold by Systagenix). We believe that our low cost of sales will enable us to capture market share from our competitors. However, our ability to establish sales in a market with many larger manufacturers may be difficult. We continue to recruit proven veterans of the medical device industry to leverage our product offerings into the most beneficial distribution channels. Our competitors may still have greater resources to support their products and may not allow us to take any market share from them.

Sources and Availability of Raw Materials; Principal Suppliers

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of our hydrogels. We believe that, due to the size and scale of production of our suppliers, there should be adequate supply of these raw materials from our manufacturers. Although we have not experienced significant production delays attributable to supply changes, we believe that developing alternative sources of supply for the polymers used to make our current hydrogels would be difficult over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems.

Patents, Proprietary Rights and Trademarks

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely on trade secret protection for our confidential and proprietary information.

Our subsidiary, Alliqua Biomedical, Inc., has an exclusive worldwide license to use Noble Fiber Technologies, LLC’s silver coated fibers marketed under the trademarks X-Static® and SilverSeal® in Alliqua Biomedical, Inc.’s manufacture, sale, use and distribution of Hydrogel Wound Dressing identified in 510(k) K040019 and Hydrocolloid Wound Dressing identified in 510(k) K033900. 510(k) is a premarket notification form that device manufacturers are required to file in order to notify the U.S. Food and Drug Administration of their intent to market a medical device at least 90 days in advance. We have an exclusive license until July 2021 with the ability to renew for another 10 years.

Our subsidiary, HepaLife Biosystems, Inc. has an exclusive license agreement with the United States Department of Agriculture, Agricultural Research Service for existing and future patents related to the PICM-19 hepatocyte cell lines. We are currently in the process of renewing this license agreement and expect to have this finalized during the second quarter of 2013.

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

In early 2012, we received from the Pricing, Data, Analysis, and Coding contractor for the Centers for Medicare and Medicaid Services, or CMS, the Healthcare Common Procedural Coding System, or HCPCS, codes, for use when billing for our silver based antimicrobial hydrogel dressings. HCPCS was established in 1978 to provide a standardized coding system for describing the specific items and services provided in the delivery of health care. HCPCS codes are used by Medicare and monitored by the CMS. They are based on the Current Procedural Technology codes developed by the American Medical Association. We believe that these codes will facilitate reimbursement for the use of our dressings in Medicare patients with applicable wounds.

Environmental Regulation. We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the U.S. and other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health and safety requirements in all material respects. However, we cannot assure that current or future regulatory, governmental, or private action will not have a material adverse effect on our performance, results or financial condition.

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

Research and Development Costs

For the fiscal years ended December 31, 2012 and 2011, we incurred research and development costs totaling $233,819 and $522,830, respectively. We bear our own research and development costs and do not directly pass along our research and development costs to our customers; however, we build our research and development costs into the pricing structure of our products.

We intend to commit capital resources to research and development only as our cash resources allow. We have incurred all cost associated with the launch of our proprietary products and will only require research and development expenses for product enhancements and modifications, which we don’t expect to be significant. Our plans for further research and development expenses related to both our PHN patch and HepaMate technology will be curtailed until our capital resources are significantly higher or we are able to fund them through collaboration with a strategic partner.

Employees

On December 31, 2012, we had 14 full-time employees and 1 part-time employee. Of these employees, 3 are involved with finance and administration and 12 are involved with manufacturing, research and development, clinical and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. To the best of our knowledge, none of our employees, officers or directors is bound by restrictive covenants from prior employers that would preclude them from providing services to us. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, accounting, legal compliance and other services on an as needed basis.

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

Risk Relating to Our Company

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses, negative cash flows from operating activities and limited cash on hand in light of expected expenditures, the report of Marcum LLP, our independent auditors, with respect to our financial statements at December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, contains an explanatory paragraph as to our potential inability to continue as a going concern. This opinion indicates that our auditors believe that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred annual net losses of $4,905,335 and $13,853,203, respectively, during the fiscal years ended December 31, 2012 and 2011. As of December 31, 2012, we had an accumulated deficit of $22,620,397. We expect to incur additional operating losses for the foreseeable future. Although we expect sales and order backlogs to increase in 2013 from our existing product offerings, there can be no assurance that we will be able to achieve these revenues throughout the year or be profitable in the future.

We will require additional capital in order to execute the longer term aspects of our business plan.

We will pursue sources of additional capital through various means, including equity financing, joint ventures, debt financing or other means in order to execute the longer term aspects of our business plan, including the development of our product candidates. The research and development efforts related to our PHN patch and HepaMate will specifically require additional capital. There is no assurance that we will be successful in locating suitable financing transactions in a timely fashion or at all. Future financings through equity investments are likely to be dilutive to existing shareholders and the terms of securities we issue may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing our business development activities, abandoning the development of our product candidates or suspending the pursuit of our business plan. There can be no assurance that we will be successful in securing additional capital.

We depend on key personnel.

We believe that our success will depend, in part, upon our ability to retain the skilled personnel we have recently added and attract additional skilled personnel, which may require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such personnel. Our inability to hire qualified personnel, the loss of services of our key personnel, or the loss of services of executive officers or key employees that may be hired in the future may have a material and adverse effect on our business.

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

Our acquisition strategy may not produce the intended growth in revenue and operating income.

As part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. Such acquisitions could reduce shareholders’ ownership, cause us to incur debt, expose us to liabilities and result in amortization expenses related to intangible assets with definite lives. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which we have limited experience or where distribution alliances with experienced distributors are not available. Our future profitability may depend in part upon our ability to develop further our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, or the acquired business may not perform in accordance with our expectations. We may also incur significant expenditures in anticipation of an acquisition that is never realized. There can be no assurance that difficulties encountered in connection with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

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

AquaMed Technologies is our only subsidiary that currently generates any revenue and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2012, two major customers accounted for approximately 76% of revenue, with each customer individually accounting for 60%, and 16%, respectively. For the year ended December 31, 2011, three major customers accounted for approximately 87% of our revenue, with each customer individually accounting for 59%, 15% and 13%, respectively. The loss of any of our significant customers would have a significantly negative effect on our overall operations.

We may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

●	the time and resources required to develop and conduct clinical trials and obtain regulatory approvals for our product candidates;

●	the costs to attract and retain personnel with the skills required for effective operations; and/or

●	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other patent related costs, including litigation costs and the results of such litigation.

We operate in a highly competitive industry and face competition from large, well-established medical device manufacturers as well as new market entrants.

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

Our competitors enjoy several competitive advantages over us, including some or all of the following:

●	large and established distribution networks in the U.S. and/or in international markets;

●	greater financial, managerial and other resources for products research and development, sales and marketing efforts and protecting and enforcing intellectual property rights;

●	significantly greater name recognition;

●	more expansive portfolios of intellectual property rights;

●	established relations with physicians, hospitals, other healthcare providers and third party payors;

●	products which have been approved by regulatory authorities for use in the U.S. and/or Europe and which are supported by long-term clinical data; and

●	greater experience in obtaining and maintaining regulatory approvals and/or clearances from the U.S. Food and Drug Administration and other regulatory agencies.

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

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that our intangibles are impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that one of our intangibles is impaired, we then perform the quantitative impairment test by comparing the fair value of the intangible with the carrying amount for potential impairment. In the event that we determine the carrying value of intangibles is impaired, any such impairment would be charged to earnings in the period of impairment and could have a material adverse effect on our results of operations. In the fourth quarter of 2011, we did write down the goodwill associated with the HepaLife Biosystems reporting unit by its full value of $9,386,780.

In accordance with authoritative guidance, we recognize in-process research and development (“IPR&D”) at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During fiscal year 2010, we acquired IPR&D through a merger with AquaMed Technologies, Inc. Our IPR&D is comprised of the HepaMate technology, which was valued on the date of the merger, May 11, 2010. It will take additional financial resources to continue development of this technology. Although we believe that the HepaMate technology has significant long-term profit potential, to date, management has made a decision to allocate existing resources to the manufacture, research and development of other products that it expects will have more immediate returns on investment.

We continue to seek additional resources, through both capital raising efforts and meeting and engaging industry experts, for further development of HepaMate. We are also actively seeking strategic partners for a joint venture to further this technology. Through December 31, 2012, we have not been successful in any of these efforts.  Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed appropriate. If our efforts are unsuccessful and we aren’t able to fund the development of this technology, the related IPR&D value of $8,100,000 will need to be written down to zero.

We are dependent on one reporting unit for all revenues

At this point in time, we do not generate significant revenue from either Alliqua Biomedical, Inc. or HepaLife Biosystems, Inc. As a result, our business, operating results and financial condition are largely dependent upon the business, operating results and financial condition of AquaMed Technologies, Inc. Any decline in revenue or business prospects of AquaMed Technologies, Inc. will have a significant negative affect on us and our business.

We are subject to governmental regulations.

Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before most products can be approved for human use. As a manufacturer of medical products, we are generally subject to regulation by the U.S. Food and Drug Administration and the Federal Trade Commission, among other state and federal governmental authorities in the U.S., with respect to the manufacturing, marketing, labeling, record keeping, claims and advertising of our products. We are also subject to state regulation with respect to electron beam radiation services and facilities. The expansion of our business into the manufacturing and distribution of our products for consumer use will subject us to additional governmental regulation. While simple hydrogel patches are classified as Class I exempt devices by the U.S. Food and Drug Administration, we are developing other products that will require us to go through the approval process with the U.S. Food and Drug Administration.

With respect to pharmaceutical products, the submission of a new drug application, or NDA, or an abbreviated new drug application, or ANDA, to the U.S. Food and Drug Administration with supporting clinical safety and efficacy data, does not guarantee that the U.S. Food and Drug Administration will grant approval to market the product. Meeting the U.S. Food and Drug Administration’s regulatory requirements to obtain approval to market a product typically takes many years, varies substantially based upon the type, complexity and novelty of the pharmaceutical product, and the application process is subject to uncertainty. The NDA approval process for a new product varies in time, generally requiring a minimum of 10 months, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly.

NDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product. The U.S. Food and Drug Administration also requires companies to undertake post-approval surveillance regarding their drug products and to report adverse events.

With respect to medical devices, such as those that we manufacture, before a new medical device, or a new use of, or claim for, an existing product can be marketed, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or premarket approval from the U.S. Food and Drug Administration, unless an exemption applies. In the 510(k) clearance process, the U.S. Food and Drug Administration must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The premarket approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

Failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances, seizures or recalls of products, injunctions against the manufacture, holding, distribution, marketing and sale of a product, civil and criminal sanctions. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to larger companies that compete against us.

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

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, Congress passed legislation authorizing the U.S. Food and Drug Administration to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the U.S. Food and Drug Administration to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

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

We cannot determine what effect changes in regulations or legal interpretations by the U.S. Food and Drug Administration or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the U.S. Food and Drug Administration could have an adverse effect on the sales of these products. The U.S. Food and Drug Administration has authority to require a risk evaluation and mitigation strategy under the Food and Drug Administration Amendments Act of 2007 when necessary to address whether the benefits of these products continue to outweigh the risks. In addition, on September 27, 2007, Congress re-authorized requirements for testing drug products in children, which may increase the time and cost necessary for new drug development. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the U.S. Food and Drug Administration and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

Additionally, regulatory review covers a company’s activities in the promotion of its drugs, with significant potential penalties and restrictions for promotion of drugs for an unapproved use. Sales and marketing programs, such as illegal promotions to health care professionals, are under scrutiny for compliance with various mandated requirements. We are also required to submit information on open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

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

We currently have limited sales and marketing capabilities and no distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we enter into third party arrangements, the third parties may not be capable of successfully selling any of our products. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and could result in our loss of significant rights and, in the case of patent infringement claims, the assessment of treble damages.

On occasion, we may receive notices of claims of our infringement, misappropriation or misuse of other parties’ proprietary rights. We may have disputes regarding intellectual property rights with the parties that have licensed those rights to us. We may also initiate claims to defend our intellectual property. Intellectual property litigation, regardless of its outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. In addition, the outcome of such litigation may be unpredictable. If there is a successful claim of infringement against us, we may be required to pay substantial damages—including treble damages if we were to be found to have willfully infringed a third party’s patent—to the party claiming infringement, and to develop non-infringing technology, stop selling our products or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. In addition, modifying our products to exclude infringing technologies could require us to seek re-approval or clearance from various regulatory bodies for our products, which would be costly and time consuming. Also, we may be unaware of pending patent applications that relate to our technology. Parties making infringement claims on future issued patents may be able to obtain an injunction that would prevent us from selling our products or using technology that contains the allegedly infringing intellectual property, which could harm our business.

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

 Our products risk exposure to product liability claims

We are and, if successful in developing, testing and commercializing our products, will increasingly be, exposed to potential product liability risks, which are inherent in the testing, manufacturing and marketing of such products. It is likely we will be contractually obligated, under any distribution agreements that we enter into, to indemnify the individuals and/or entities that distribute our products against claims relating to the manufacture and sale of products distributed by such distribution partners. This indemnification liability, as well as direct liability to consumers for any defects in the products sold, could expose us to substantial risks and losses. While we have obtained $5,000,000 of product liability insurance, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. As we begin to sell and distribute our new line of proprietary products, we intend to increase the limits of our product liability insurance. A successful product liability claim or series of claims brought against us could result in judgments, fines, damages and liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may incur significant expense investigating and defending these claims, even if they do not result in liability. Moreover, even if no judgments, fines, damages or liabilities are imposed on us, our reputation could suffer, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our products will be purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our future customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical product companies because it affects which products customers purchase and the prices they are willing to pay. Implementation of healthcare reforms in the U.S. may limit, reduce or eliminate reimbursement for our products and adversely affect both our pricing flexibility and the demand for our products. Even when we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third party payors.

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

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of hydrogels. Although we have not experienced significant production delays attributable to supply changes, we believe that developing an alternative sources of supply for the polymers used to make our current hydrogels would be difficult over a short period of time. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, which would have a material and adverse effect on our business, results of operations and financial condition.

Risks Related to the Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;

●	additions or departures of key personnel;

●	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

●	negative sentiment from investors, customers, vendors and strategic partners due to doubt about our ability to continue as a going concern;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

Our shares of common stock are thinly traded. Due to the illiquidity, the market price may not accurately reflect our relative value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price and investors may not be able to liquidate their investment in us at all or at a price that reflects the value of the business. In addition, our common stock currently trades on the OTC Bulletin Board, which generally lacks the liquidity, research coverage and institutional investor following of a national securities exchange like the NYSE MKT, the New York Stock Exchange or the Nasdaq Stock Market. While we intend to list our common stock on a national securities exchange once we satisfy the initial listing standards for such an exchange, we currently do not, and may not ever, satisfy such initial listing standards.

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

In addition, if our shareholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period under Rule 144, upon the expiration of lock-up periods applicable to outstanding shares, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	inadequate capital;

●	loss or retirement of key executives;

●	the uncertainty of our ability to continue as a going concern;

●	impairment of goodwill and intangibles;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	price increases for supplies and components; and

●	inability to carry out research, development and commercialization plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

From November 2010 through December 2011, we paid Harborview Capital Management LLC, with respect to which Richard Rosenblum and David Stefansky are managing members, $14,000 per month in exchange for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities at our principal executive offices located at 850 Third Avenue, Suite 1801, New York, New York 10022. Effective as of December 1, 2011, we amended our lease relationship with Harborview Capital Management, LLC. Pursuant to the amendment, we issued Harborview Capital Management, LLC 2,000,000 shares of our common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments. The shares were valued at $100,000 as of the date of issuance and the expense was amortized over the term of the lease. Our lease expired as of December 31, 2012. We are in the process of moving our corporate headquarters to our Langhorne, PA facility. We have been authorized to remain at our existing corporate location through June 30, 2013 at no additional cost.

On February 27, 2009, AquaMed Technologies, Inc. executed an assignment and assumption of a lease from Hydrogel Design Systems, Inc. at market rate for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which expires January 31, 2016. The lease calls for monthly lease payments as follows: $15,627 per month through January 31, 2014 and $17,187 per month from February 1, 2014, through January 31, 2016. In addition, the lease calls for monthly expense reimbursements that are adjusted annually. The monthly expense reimbursements for the year ended December 31, 2012, amounted to approximately $5,000 per month. Rent expense, including all related reimbursements, totaled $261,661 for the year ended December 31, 2012. AquaMed Technologies, Inc. has an option to renew the lease for an additional five years after January 31, 2016 upon 180 days notice to the landlord.

The following is a schedule by year of future minimum rental payments, excluding reimbursements, required under the operating lease agreements:

For the Year Ending December 31,	Amount ($)
2013	$187,524
2014	204,684
2015	206,244
2016	17,187
Total	$615,639

We believe that our property and equipment are in good condition, subject to normal wear and tear. We believe that our facility has sufficient capacity to meet our current and projected manufacturing, marketing, selling and distribution needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any legal proceedings that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded over-the-counter on the OTCBB under the symbol “ALQA”.

The following table sets forth the range of high and low bid information for our common stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	HIGH	LOW
2012:
Fourth Quarter	$0.09	$0.04
Third Quarter	$0.05	$0.03
Second Quarter	$0.08	$0.05
First Quarter	$0.09	$0.04
2011:
Fourth Quarter	$0.10	$0.05
Third Quarter	$0.10	$0.06
Second Quarter	$0.30	$0.08
First Quarter	$0.26	$0.14

We did not repurchase any shares of common stock during the year ended December 31, 2012.

Holders of Common Stock

As of March 28, 2013, there were 263,899,966 shares of common stock outstanding and held of record by approximately 104 holders.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors deems relevant. Our board of directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	51,840,000		$0.156	46,020,000
Equity compensation plans not approved by security holders	53,360,211	(1)	0.151	---
Total	105,200,211		$0.153	46,020,000

(1)	Comprised of the following awards:

●	An option granted to Mr. Rosenblum to purchase 500,000 shares of common stock, granted on May 16, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award.
●	An option granted to Mr. Stefansky to purchase 500,000 shares of common stock each, granted on May 31, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award.
●
An option granted to a consultant to purchase 500,000 shares of common stock, granted on August 18, 2012, with an exercise price of $0.10 per share and a term of five years, vesting on the date of grant.

●
Options granted to two consultants to purchase 1,000,000 shares of common stock each, granted on September 19, 2012, each with an exercise price of $0.10 per share and a term of five years, each vesting as to 250,000 shares on the date of grant, as to 100,000 shares in each of following eight quarters and as to 50,000 shares in the final quarter.

●
An option granted to a consultant to purchase 1,000,000 shares of common stock, granted on July 31, 2012, with an exercise price of $0.10 per share and a term of five years, vesting on the date of grant.

●
An option granted to a consultant to purchase 500,000 shares of common stock, granted on July 2, 2012, with a term of five years and an exercise price of $0.10 per share for 250,000 shares and an exercise price of $0.15 per share for 250,000 shares, vesting as to 50% of the shares on the date of grant, and the remaining 50% of the shares in six equal installments, with the first installment vesting on the date that is 30 days following June 28, 2012, and each remaining installment vesting every 30 days thereafter. Options to purchase 41,666 shares were forfeited prior to December 31, 2012.

●	An option granted to Mr. Sapirstein to purchase 9,286,408 shares of common stock, granted on November 8, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award.
●
An award of 3,095,469 restricted stock units granted to Mr. Sapirstein on November 8, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award. The weighted-average exercise price in column (b) does not take these awards into account. Options to purchase 2,320,000 shares were forfeited prior to December 31, 2012.

●
An option granted to Dr. Zeldis to purchase 20,000,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award. Options to purchase 2,320,000 shares were forfeited prior to December 31, 2012.

●	An option granted to Mr. Johnson to purchase 7,770,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award.
●
An option granted to Mr. Leone to purchase 2,650,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award.

●
An option granted to Mr. Londoner to purchase 2,650,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award.

●
An option granted to Mr. Sklar to purchase 1,150,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award.

●	An option granted to Mr. Berger to purchase 500,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation” for a description of the terms of this award.
●	An option granted to an employee to purchase 1,000,000 shares of common stock, granted on November 27, 2012, with an exercise price of $0.145 expiring on May 27, 2014, vesting on the date of grant.
●
An option granted to Dr. Zeldis to purchase 150,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award.

●
An option granted to Dr. Pearsen to purchase 150,000 shares of common stock, granted on November 27, 2012. See “Item 11. Executive Compensation – Compensation of Directors” for a description of the terms of this award.

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

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc., Alliqua Biomedical, Inc. and HepaLife Biosystems, Inc.

Recent Events

In July 2012, we began to market two proprietary products, SilverSeal®, a hydrogel wound dressing with silver coated fibers, and Hydress®, an over-the-counter hydrocolloid wound dressing. In order to promote sales of these products, we are currently ramping up our sales and marketing efforts. We have recently restructured our senior management team and appointed a new chairman of our board of directors, with the goal of maximizing the potential for success in achieving our sales and marketing goals. See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding these changes. We have also hired a national director of sales. We have also retained certain consultants and an outside sales organization to educate medical professionals about the benefits of these dressings. These consultants will perform in-service presentations to healthcare providers so they can better understand the medical benefits offered by our products. We have also assembled an SAB to help us target improvements and new applications for our products and assist in our marketing efforts.

On November 8, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 16,300,000 shares of common stock and (ii) five year warrants to purchase up to 16,300,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for aggregate consideration of $815,000, of which $50,000 represented the conversion of debt. David Stefansky, Kenneth Londoner and Harborview Value Master Fund, L.P., with respect to which David Stefansky and Richard Rosenblum serve as control persons, invested $125,000, $20,000 and $50,000 (through conversion of a promissory note), respectively. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

On February 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 4,697,532 shares of common stock and (ii) five year warrants to purchase up to 4,697,532 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $380,500. Jerome Zeldis, David Johnson, David Stefansky, Joseph Leone and an affiliate of Richard Rosenblum invested $100,000, $50,000, $50,000, $20,000 and $50,000, respectively. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

On April 16, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we will issue, in the aggregate 6,753,086 shares of common stock and five year warrants to purchase, in the aggregate, up to 6,753,086 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $547,000, of which $311,000 was held in escrow on April 16, 2013 by the placement agent.  Each warrant is immediately exercisable for cash of by way of cashless exercise and contains provisions that protect its holder against dilution by adjustment of exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events.

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

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We apply revenue recognition principles in accordance with Accounting Standard Codification, or ASC, 605, “Revenue Recognition.” Accordingly, we record revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Research and Development Expenses

Research and development expenses represent costs incurred to develop our technology. We charge all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work.

Acquired In-Process Research and Development

In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During fiscal year 2010, we acquired IPR&D through the merger with AquaMed Technologies, Inc. Our IPR&D is comprised of the HepaMate technology, which was valued on the date of the merger, May 11, 2010. It will take additional financial resources to continue development of this technology. We believe that the HepaMate technology has significant long-term profit potential and we have recently begun to allocate resources to find ways to realize its value.

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

Our examination further reviewed the following criteria when observing and measuring using qualitative analysis:

●
Relevant drivers of fair value:   We observed multiple factors, including market opportunity, projected revenues, cost of revenues, operating expenses, EBIDTA, working capital required and capital expenditures.  We determined these elements to be consistent from prior periods and remain relevant and applicable.

●
Relevant events and circumstances:  Our observation included macroeconomic and industry conditions along with other relevant events.  Management determined that overall economic conditions seem to be improving and patients with acute liver failure patients still only have surgery as an option.  As well, the additions of Dr. Jerome Zeldis as Chairman and James Sapirstein to management are key factors to lead the company’s further development of the IPR&D.

●
Prioritizing the events and circumstances:  Although some time has passed since acquiring the technology, management believes the market for a bioartificial liver still exists and we have brought on key personnel to lead the initiative.

Based on the above criteria used when performing our qualitative analysis, management has concluded that, at December 31, 2012, there is no need for further testing of IPR&D and, therefore, no need for impairment at this time.

We continue to seek additional resources for further development of HepaMate. Through December 31, 2012, we have not been successful in these efforts. However, management is actively pursuing capital resources and industry experts to assist in this process. We are also actively seeking strategic partners for a joint venture to further this technology. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, the related IPR&D will need to be written down to zero.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment at least annually whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2012 and 2011. See “Acquired In-Process Research and Development” for further information.

Goodwill

Goodwill represents the premium paid over the fair value of net tangible and intangible assets that we acquire in a business combination. Goodwill is allocated to specific reporting units.

        When testing goodwill for impairment, qualitative factors are assessed to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, we may bypass this qualitative assessment and perform a detailed quantitative test of impairment (step 1). If we perform the detailed quantitative impairment test and the carrying amount exceeds its fair value, we would perform an analysis (step 2) to measure such impairment.

 In the fourth quarter of 2012, we performed our annual assessment of goodwill, which relates to our AquaMed Technologies, Inc. reporting unit. The Company assessed qualitative factors to determine whether current events and circumstances led to a determination that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in share price and market capitalization, a decline in expected future cash flows, a significant adverse change in legal factors, the business climate and/or competition, among others. After assessing the totality of events and circumstances, the Company determined that it is not more likely than not that the fair value of the reporting unit was less than its carrying amount, and therefore, the two-step impairment test was unnecessary at December 31, 2012. The Company did not recognize any impairment charges for goodwill for the year ended December 31, 2012.

On May 11, 2010, the date of our merger with AquaMed Technologies, Inc., $9,386,780 of goodwill was assigned to the HepaLife Biosystems, Inc. reporting unit. During the second half of 2011, we experienced a steady decline in our common stock price despite improvement in equity markets generally. This lower stock price prevailed throughout the fourth quarter and into 2012. As a result, our enterprise market value declined and we performed the two step goodwill impairment test. Step 1 of the goodwill impairment test concluded that the market value of the HepaLife Biosystems, Inc. reporting unit was less than the carrying amount. As a result, we performed the required Step 2 of the analysis to measure any goodwill impairment. To measure the amount of the impairment charge, we determined the implied fair value of goodwill in the same manner as if this reporting unit were being acquired in a business combination. Based on our Step 2 assessment, we concluded, in the fourth quarter of 2011, that the net book value of the HepaLife Biosystems, Inc. reporting unit exceeded its fair value, and a goodwill impairment charge of $9,386,780 was recorded for the entire goodwill relating to the HepaLife Biosystems, Inc. reporting unit.

Additionally, we estimated the fair value of the AquaMed Technologies, Inc. reporting unit using discounted expected future cash flows. We determined the fair value of this reporting unit was greater than the carrying amount and that there was no impairment of the goodwill of this reporting unit.

Common stock purchase warrants

We assess classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.  Our free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a securities purchase agreement on November 8, 2012.  We evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions.  Accordingly, these instruments have been classified as warrant liabilities.  We re-measure warrant liabilities at each reporting date, with changes in fair value recognized in earnings for each reporting period.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview. For the year ended December 31, 2012, we had a net loss of $4,905,335, which was inclusive of non-cash items totaling approximately $2,330,000. For the year ended December 31, 2011, we had a net loss of $13,853,203, which was inclusive of non-cash items totaling approximately $11,700,000. There may be significant future expense for non-cash stock based compensation if the milestones are achieved in the options granted to members of the board in May and November of 2012. See “Item 11. Executive Compensation – Compensation of Directors.”

Revenues. We earned revenue of $1,228,674 for the year ended December 31, 2012, compared to revenue of $1,832,234 for the year ended December 31, 2011, representing a decrease of 32.9% as sales levels in the contract manufacturing business decreased due to lower sales volume from the Company’s largest customer for the manufacture of hydrogel products. This decrease was due to weak sales to our largest customer during the first half of 2012. Sales to this customer fluctuated during 2011 and 2012 due to organizational and strategic changes experienced by the customer. We believe that sales have stabilized at levels comparable to those experienced during 2011 and the second half of 2012.

Gross Loss. Our gross loss was $608,495 for the year ended December 31, 2012, compared to a gross loss of $86,357 for the year ended December 31, 2011. The increase in gross loss was primarily attributable to a decrease in revenue of $603,560. The decreased margin for the year ended December 31, 2012, as compared to 2011, was due to the lower volume of sales with sustained fixed overhead expenses. Our sales were not sufficient to cover our fixed overhead expenses.

Fixed overhead includes depreciation, labor and occupancy expense. Depreciation of equipment and amortization of technology included in cost of goods sold for the year ended December 31, 2012 was $644,305, compared to $629,563 in 2011. This increase was attributable to the purchase of equipment in 2012. Labor-related expense for the year ended December 31, 2012, was $442,558, as compared to $386,788 in 2011. The increase in labor related expense was due to the fact that less labor expense was allocated to research and development in 2012 versus 2011. Rent expense for the year ended December 31, 2011 was $261,661, as compared to $252,548 in 2011. This increase was due to the timing of operating escalation expenses in 2012. Utility expense for the year ended December 31, 2012 was $58,633, as compared to $85,798 in 2011. This decrease was due to lower electrical consumption as a result of lower production and lower energy costs as a result of outsourcing to an alternate utility provider.

General and Administrative Expenses. General and administrative expense was $4,054,373 for the year ended December 31, 2012, as compared to $3,852,706 for the year ended December 31, 2011, which represented an increase of $201,667 or 5.2%. This increase was primarily due to an increase in consulting expenses. Consulting fees for the year ended December 31, 2012, were $332,576, as compared to $153,259, in 2011 with much of the increased expense being allocated for business development and strategic planning.

Research and Development. We incurred $233,819 in research and development expenses for the year ended December 31, 2012, as compared to $522,830 for the year ended December 31, 2011. This decrease was due partly to a reduction in expenses associated with the development of our transdermal pain patch along with the completion of research & development efforts for our wound dressings, which we began to market in the second half of 2012. We have been committing non-cash resources to the further development of the HepaMate asset and have engaged leading experts in the field of liver transplant medicine to continue our efforts. We are currently finalizing a strategic plan for this asset which we intend to finalize in the first half of 2013.

Impairment of Goodwill. Goodwill is evaluated for impairment at the reporting unit level at least annually on December 31 of each calendar year or more often if events or changes in circumstances indicate the carrying value may not be recoverable. As of December 31, 2012 and 2011, we had $425,969 of goodwill related to our AquaMed Technologies, Inc. subsidiary; no goodwill impairment charge was recorded during the years then ended. However, based on our analysis in the fourth quarter of 2011, we recorded an impairment charge of $9,386,780 to write down the carrying value of the goodwill associated with the HepaLife Biosystems, Inc. subsidiary, to its estimated fair value of zero. There was no tax benefit associated with the impairment.

Interest Income. Interest income for the years ended December 31, 2012 and 2011 represents interest earned on cash and cash equivalents, which totaled $817 and $4,349, respectively. The decrease in interest income was due to the lower interest rates during the year as well as lower average cash balances on hand during the year.

Liquidity and Capital Resources

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

At December 31, 2012, cash and cash equivalents totaled $260,357, up from $260,111 at December 31, 2011. The increase was attributable to $2,052,525 net cash provided by financing activities, related to our issuance of common stock, offset by cash used in operating activities of $1,966,093 and capital expenditures of $86,186.

Net cash flow used in operating activities was $1,966,093 for 2012, compared to $2,196,825 for the year ended December 31, 2011. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable as a result of our limited cash flows. Although operating expenses increased, we experienced a decrease in cash used in operating activities because a significant amount of expenses were non-cash. The following table summarizes our cash flows year over year:

	Year Ended December 31,
	2012	2011
Net Loss	(4,905,335)	(13,853,203)
Net Cash Used in Operating Activities	(1,966,093)	(2,196,825)
Net Cash Provided by Investing Activities	(86,186)	73,209
Net Cash Provided by Financing Activities	2,052,525	990,000
Net Increase (Decrease) in Cash and Cash Equivalents	246	(1,133,616)
Cash & Equivalents – Beginning of Year	260,111	1,393,727
Cash & Equivalents – End of Year	260,357	260,111

We recognized revenue of $1,228,674 in 2012. Expenses that contributed to our net loss in 2012 included $1,837,169 for cost of sales, $332,576 for consultant fees, $494,523 for professional fees including legal and accounting, with the balance attributable to various general and administrative expenses. Inventory increased by $106,686, which reduced cash available. Accounts payable and accrued expenses, net of deposits and prepaid expenses, increased by $351,181, and accounts receivable decreased by $41,093. Both of these factors increased available cash. Deferred revenue increased by $39,000, which further increased cash available.

We did implement certain cost savings strategies. We terminated monthly cash rental payments for our executive offices in December 2011 and, beginning in 2012, we discontinued paying cash fees to our directors. Both of these expenses were paid in common stock in 2012. Termination of these cash payments resulted in a $330,000 reduction in expenses in 2012.

Cash used by investing activities was $86,186 in 2012, compared to $73,209 cash provided by investing in 2011. In 2011, we used the $362,546 balance of restricted cash received in a May 2010 financing, which was offset by purchases of equipment. Cash flow generated from financing activities was $2,052,525 in 2012 up from $990,000 in 2011.

At December 31, 2012, current assets totaled $882,196 and current liabilities totaled $1,507,606 as compared to current assets of $603,908 and current liabilities totaled $337,193 at December 31, 2011. As a result, our working capital deficit was $625,410 at December 31, 2012. This decrease was primarily due to the increase in warrant liability as well as the increase in accounts payable and accrued expenses.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

In 2012 and continuing into 2013, we raised additional financing through common equity issuances as follows:

●
On February 16, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued for consideration of $987,025, net of fees.

●
On August 14, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 5,300,000 shares of common stock and (ii) five year warrants to purchase up to 2,650,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for consideration of $265,000.

●	On September 28, 2012, pursuant to the securities purchase agreement dated August 14, 2012, an additional (i) 500,000 shares of common stock, and (ii) five year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for net proceeds of $25,000.

●	On October 11, 2012, pursuant to the securities purchase agreement dated August 14, 2012, an additional (i) 100,000 shares of common stock, and (ii) five year warrants to purchase up to 50,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for net proceeds of $5,000.

●	On November 8, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 16,300,000 shares of common stock and (ii) five year warrants to purchase up to 16,300,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for consideration of $815,000, net of fees.

●
On February 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 4,697,532 shares of common stock and (ii) five year warrants to purchase up to 4,697,532 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $380,500.

●
On April 16, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we will issue, in the aggregate 6,753,086 shares of common stock and five year warrants to purchase, in the aggregate, up to 6,753,086 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $547,000, of which $311,000 was held in escrow on April 16, 2013 by the placement agent.

At December 31, 2012, we had negative working capital and limited cash resources.  As a result, we have had two capital raising initiatives during 2013, described in the bullets above. Moreover, as a result of our recurring losses, our expectation of continued incurrence of negative cash flows from operations and our negative working capital and limited cash resources in light of expected expenditures, there is substantial doubt about our ability to continue operating as a going concern.

We believe that our liquidity and capital resources will improve if our new products gain market recognition and acceptance, resulting in increased sales. We continue to focus our efforts on expanding our product offerings. We are seeking complementary products to our hydrogels in an effort to expand our offerings. In addition, we are always seeking ways to modify our products via size, shape or thickness in order to appeal to a broader marketplace.

Our latest forecast of future operating cash flows, prepared by our new executive management team, includes ramp up of sales and marketing resources, resulting in increasing sales revenues over time. Our forecast envisions increases in operating expenses resulting in subsequent revenue increases. Such forecast is dependent, in large part, on (i) our ability to hire knowledgeable and effective sales personnel, (ii) our ability to successfully market our proprietary line of products, (iii) our ability to successfully develop distribution channels and (iv) our continuing investment in research and development for expanded product offerings. We believe the appointment of David Johnson as chief executive officer to be an important enhancement to the Company’s ability to achieve these business objectives. Mr. Johnson’s prior experience and success as CEO of Convatec, Inc., a leading provider of medical devices and wound care dressings, should enhance our ability to build the management team, grow our customer base, and expand product offering resulting in future revenue growth.

Due to the time delay between sales resource investment and resulting increase in revenues, we expect to continue to incur losses from operations.  It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products as we are entering new markets and varying demand levels from our major customers. The initial ramp up of sales in our new line of products has been slower than expected and if we are unable to meet our revenue forecast, our cash flow will be constrained. Even if demand for our new products meets or exceeds our forecasts, we may require additional capital funding to increase capacity and efficiency in our manufacturing process. If demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins. There is no assurance that sales in 2013 will exceed or match sales for the year ended December 31, 2012.

If our new products do not gain forecasted market recognition, it will be necessary to either reduce expenses, delay investment spending or raise additional capital. The reduction in future expenses could be significant and further delay any increase in revenues. If the reduction in expenses is not sufficient, then we will experience a shortfall in cash necessary to sustain operations and we will be required to seek additional capital in order to maintain sufficient funds to operate. In addition, we believe that we will require additional capital in order to execute the longer term aspects of our business plan, including additional research and development efforts related to HepaMate.

As it is likely that our need for additional equity capital will continue, we intend to pursue additional financing from existing relationships (such as prior shareholders, investors and lenders) and from new investors to support our research and development programs and operations. In addition, we may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing. We intend to engage investment banking firms to assist us with these efforts.

Future financings are likely to be dilutive to existing shareholders and the terms of securities issued may be more favorable to new investors. Newly issued securities may include certain preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

If we are unable to raise additional capital or we encounter circumstances that place unforeseen constraints on our capital resources, we will be required to take even stronger measures to conserve liquidity, which may include, but are not limited to, eliminating all non-essential positions, eliminating our clinical studies, and ceasing all marketing efforts. We would have to curtail business development activities and suspend the pursuit of our business plan. There can be no assurance that we will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to us.

        These factors, among others, raise substantial doubt about our ability to continue as a going concern.

        Notwithstanding our current liquidity situation, we believe that we will be able to raise sufficient funds through the issuance of either equity or debt in order to finance the operation of our business for at least the next twelve months. This is a result of the current response to our new management team and the operating model they have put in place. However, there can be no absolute assurance that such amounts we raise will be adequate.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are included as part of this Report (See Item 15):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Alliqua, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alliqua, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliqua, Inc. and Subsidiaries, as of December 31, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp
New York,  NY
April 16, 2013

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets

Current Assets
Cash and Cash Equivalents	$260,357	$260,111
Accounts Receivable, net	108,866	67,773
Due from Employees	7,808	-
Inventories	319,326	230,290
Prepaid Expenses	185,839	45,734
Total Current Assets	882,196	603,908

Property and Equipment, net	1,915,179	2,126,811

Intangibles, net	10,329,167	10,679,167

Goodwill	425,969	425,969

Other Assets	174,640	189,240

Total Assets	$13,727,151	$14,025,095

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$613,141	$251,881
Accrued Expenses	249,728	85,312
Deferred Income	39,000	-
Warrant Liability	605,737	-
Total Current Liabilities	1,507,606	337,193

Long-term Liabilities
Deferred Rent Payable	24,891	20,816
Deferred Tax Obligation	44,000	33,000
Total Liabilties	1,576,497	391,009

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 259,202,434 shares issued and outstanding at December 31, 2012 and 209,073,863 shares issued and outstanding at December 31, 2011	259,204	209,075
Additional paid-in capital	34,531,847	31,140,073
Subscription receivable	(20,000)	-
Accumulated deficit	(22,620,397)	(17,715,062)
Total Stockholders' Equity	12,150,654	13,634,086
Total Liabilities and Stockholders' Equity	$13,727,151	$14,025,095

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Revenue, net	$1,228,674	$1,832,234

Cost of Sales	1,837,169	1,918,591

Gross Loss	(608,495)	(86,357)

Operating Expenses
General and Administrative	4,054,373	3,852,706
Research and Product Development	233,819	522,830
Impairment of Goodwill	-	9,386,780
Total Operating Expenses	4,288,192	13,762,316

Loss from operations	(4,896,687)	(13,848,673)

Other Income (Expense)
Interest Expense	(3,353)	(2,509)
Other Income	4,888	-
Interest Income	817	4,349
Change in Value of Warrant Liability	-	4,630
Loss before provision for income taxes	(4,894,335)	(13,842,203)

Income Tax Provision	11,000	11,000

Net Loss	$(4,905,335)	$(13,853,203)

Basic and Fully Diluted Loss per Share	$(0.02)	$(0.07)

Weighted-Average Shares Outstanding -
basic and diluted	235,549,780	207,145,050

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2010	199,884,158	$199,885	$28,481,087	$-	$(3,861,859)	$24,819,113

Issuance of common stock
for cash, March 2011	6,250,000	6,250	993,750	-	-	1,000,000

Placement Fee	437,500	438	(10,438)	-	-	(10,000)

Cashless exercise of warrants	2,502,205	2,502	(2,502)	-	-	-

Share based compensation			1,678,176	-	-	1,678,176

Net loss for year ended					(13,853,203)	(13,853,203)

Balance, December 31, 2011	209,073,863	$209,075	$31,140,073	$-	$(17,715,062)	$13,634,086

Issuance of common stock to related party
in payment of rent, January 2012	2,000,000	2,000	98,000	-	-	100,000

Issuance of common stock
for cash, February 2012, net of closing
costs in the amount of $62,975	21,000,000	21,000	966,025	-	-	987,025

Issuance of common stock	2,428,571	2,429	197,571	-	-	200,000
to related party for services, June 2012

Issuance of common stock	5,300,000	5,300	259,700	-	-	265,000
for cash, August 2012

Issuance of common stock	100,000	100	9,900	-	-	10,000
for services, August 2012

Issuance of common stock	500,000	500	24,500	-	-	25,000
for cash, September 2012

Issuance of common stock	100,000	100	9,900	-	-	10,000
for services, September 2012

Issuance of common stock	100,000	100	4,900	-	-	5,000
for cash, October 2012

Issuance of common stock	16,300,000	16,300	168,463	(20,000)	-	164,763
for cash, November 2012, net of closing
costs in the amount of $24,500 and warrant
liabilities in the amount of $605,737

Issuance of common stock	2,300,000	2,300	227,700	-	-	230,000
for services, November 2012

Warrants issued to vendor for services	-	-	3,777	-	-	3,777

Share based compensation	-	-	1,421,338	-	-	1,421,338

Net loss for year ended	-	-			(4,905,335)	(4,905,335)

Balance, December 31, 2012	259,202,434	$259,204	$34,531,847	$(20,000)	$(22,620,397)	$12,150,654

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(4,905,335)	$(13,853,203)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	647,818	632,694
Reserve for Obsolete Inventory	17,650	(188)
Share Based Compensation	1,421,338	1,678,176
Impairment of Goodwill	-	9,386,780
Issuance of Common Stock for Services	250,000	-
Warrants Issued for Services	3,777	-
Change in Value of Warrant Liability	-	(4,630)
Deferred Rent	4,075	-
Changes in Operating Assets and Liabilities:
Accounts Receivable	(41,093)	55,152
Due from Employees	(7,808)	-
Inventory	(106,686)	(101,544)
Deposits and Prepaid Expenses	174,495	(7,445)
Accounts Payable and Accrued Expenses	525,676	45,383
Deferred Tax Liability	11,000	11,000
Deferred Revenue	39,000	(39,000)
Net Cash Used in Operating Activities	(1,966,093)	(2,196,825)

Cash Flows From Investing Activities
Decrease in Restricted Cash	-	362,546
Purchase of Equipment and Parts not Place In Service	-	(124,616)
Purchase of Property and Equipment	(86,186)	(164,721)
Net Cash Provided (Used) by Investing Activities	(86,186)	73,209

Cash Flows From Financing Activities
Proceeds From Sale of Common Shares and Warrants, Net of Placement Agent Fees of $87,475	2,002,525	990,000
Proceeds From Issuance of Notes Payable	50,000	-
Net Cash Provided by Financing Activities	2,052,525	990,000

Net Increase (Decrease) in Cash and Cash Equivalents	246	(1,133,616)

Cash and Cash Equivalents - Beginning of year	260,111	1,393,727

Cash and Cash Equivalents - End of year	$260,357	$260,111

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$3,353	$2,509
Non-cash investing and financing activities
Common Stock issued to related party for rent	$100,000	$-

Common Stock issued to a service provider for advertising	$200,000	$-

Common Stock issued in cashless exercise of warrants	$-	$2,502

Conversion of Note Payable to Equity	$50,000	$-

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Alliqua, Inc., formerly Hepalife Technologies, Inc., (“Alliqua” or the "Company"), is a Florida corporation formed on October 21, 1997. On December 20, 2010, the Company changed its name to Alliqua, Inc.

AquaMed Technologies, Inc. (“AquaMed”) is a Delaware corporation formed on January 13, 2009. On May 11, 2010, Alliqua consummated a merger acquiring all of the issued and outstanding common and preferred shares of AquaMed. As a result of the transaction, the former owners of AquaMed became the controlling stockholders of Alliqua.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Liquidity

The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company’s cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

In 2012, the Company raised $2,052,525 of additional financing through common equity issuances as detailed in Note 9. The Company continues to raise additional financing into 2013 through common equity issuances as follows:

●
On February 22, 2013, the Company sold 4,697,532 shares of common stock including five year warrants to purchase 4,697,532 shares of common stock at an exercise price of $0.097 for total net proceeds of $380,500. The Company intends to use these funds for operations in 2013.

●
On April 16, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we will issue, in the aggregate 6,753,086 shares of common stock and five year warrants to purchase, in the aggregate, up to 6,753,086 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $547,000, of which $311,000 was held in escrow on April 16, 2013 by the placement agent.  The Company intends to use these funds for operations in 2013.

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

If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, it will be required to take more severe measures to conserve liquidity, which could include, but are not necessarily limited to, eliminating all non-essential positions, eliminating the Company’s clinical studies, and ceasing all marketing efforts. The Company would have to curtail business development activities and suspend the pursuit of the Company’s business plan. There can be no assurance that the Company will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to it, if needed.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the financial statements of Alliqua, Inc. and its subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc. and Alliqua Biomedical, Inc.

All significant inter-company transactions and accounts have been eliminated in consolidation.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

Inventories are valued at the lower of cost or market on a first-in, first-out basis. Reserves for obsolete inventories are based on expiration dates. At December 31, 2012 and 2011, the Company had reserves for obsolete inventory of $17,650 and $0, respectively.

Property and Equipment

Property and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful life as follows:

Machinery and equipment	10 years
Office equipment	10 years
Furniture and fixtures	10 years

Leasehold improvements are amortized using the straight-line method over the lesser of the remaining respective lease term or useful lives.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gains and losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred and betterments are capitalized.

Intangible Assets

The Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, client relationships and technology. The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Intangible assets with finite lives are amortized on a straight-line basis over their estimated economic lives. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Impairment

Goodwill represents the excess of the purchase price over the fair value of acquired net assets in a business combination, including the amount assigned to identifiable intangible assets. Goodwill is not amortized but rather is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred.

When testing goodwill for impairment, qualitative factors are assessed to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount exceeds its fair value, the Company would further perform an analysis (step 2) to measure such impairment. In 2012, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

On May 11, 2010, at the date of the Merger, $9,386,780 of the goodwill was assigned to the HepaLife Biosystems, Inc. (“Hepa”) reporting unit. Based upon a qualitative assessment of goodwill in 2011, the Company deemed it necessary to proceed to the two-step impairment analysis. Step 1 of the goodwill impairment test concluded that the market value of the Hepa reporting unit was less than the carrying amount. As a result, the Company performed the required Step 2 of the analysis to measure any goodwill impairment. To measure the amount of the impairment charge, it was determined the implied fair value of goodwill in the same manner as if this reporting unit were being acquired in a business combination. Based on the Step 2 assessment, the Company concluded in the fourth quarter of 2011 that the net book value of the Hepa reporting unit exceeded its fair value, and a goodwill impairment charge of $9,386,780 was recorded for the entire goodwill relating to the Hepa reporting unit.

Additionally, in 2011, the Company estimated the fair value of the AquaMed Technologies, Inc. reporting unit using discounted expected future cash flows.  It was determined the fair value of this reporting unit is greater than the carrying amount and that there was no impairment of the goodwill of this reporting unit.

Acquired In-Process Research and Development (“IPR&D”)

IPR&D represents the fair value assigned to an incomplete research project, comprised of the HepaMate technology, that the Company acquired through the 2010 merger with AquaMed Technologies, Inc. which, at the time of acquisition, had not reached technological feasibility. The amount is capitalized and is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. Upon successful completion of the project, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually or more frequently if impairment indicators exist after performing our qualitative analysis.  Management has multiple criteria that it considers when performing the qualitative analysis.  The results of this review are then weighed and prioritized.  If the totality of the relevant events and circumstances indicate that it is not more likely than not that the fair value of the IPR&D is less than its carrying amount, the first and second steps of the impairment test are not necessary.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on our qualitative assessments, management has concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the IPR&D is less than its carrying amount.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Management has concluded that there is no impairment of intangible assets subject to amortization and the Company did not recognize any intangible asset impairment charges for the years ended December 31, 2012 and 2011. The Company reevaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.

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

Research and Development

Research and development expenses represent costs incurred to develop technology. The Company charges all research and development expenses to operations as they are incurred, including internal costs, costs paid to sponsoring organizations, and contract services for any third party laboratory work. The Company does not track research and development expenses by project. Any purchased in-process research and development technology is capitalized and is amortized when the technology is placed in service. As of December 31, 2012 and 2011 research and development costs totaled $233,819 and $522,830, respectively.

Advertising Expenses

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were $139,024 and $379,494, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling

All shipping and handling costs are paid for by the Company. Shipping and handling costs amounted to approximately $14,635 and $4,820 as of December 31, 2012 and 2011, respectively, and are included in general and administrative expenses.

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

The Company examined the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise's consolidated financial statements. ASC 740 “Income Taxes.” ASC 740 clarifies the accounting and reporting for uncertainties in income tax law. ASC 740 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The benefit of tax positions taken or expected to be taken in the Company's income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2012 and December 31, 2011, no liability for unrecognized tax benefits was required to be reported. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure and transition. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. No interest or penalties were recorded during the years ended December 31, 2012 and 2011. The Company does not expect any significant changes in its unrecognized tax benefits in the next year. The Company's tax returns beginning with the year ended December 31, 2009 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities.

Common stock purchase warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a Securities Purchase Agreement on November 8, 2012.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions.  Accordingly, these instruments have been classified as warrant liabilities in the accompanying sheet as of December 31, 2012.  The Company re-measures warrant liabilities at each reporting date, with changes in fair value recognized in earnings for each reporting period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 825, “Fair Value Option” permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and consultants in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the date of grant, and are amortized over the vesting period of the award. The Company recognizes the compensation costs over the requisite period of the award, which is typically the date the services are performed. Stock based compensation is reflected within operating expenses.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants and stock options, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The potentially dilutive securities are outlined in the table below.

The total common shares issuable upon the exercise of stock options and warrants are as follows:

	December 31,
	2012	2011

Stock Options	102,104,742	18,870,000
Warrants	43,934,000	13,567,201
Total	146,038,742	32,437,201

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment”. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The standard was adopted and applied during the third quarter of 2012.

Note 4 – Inventories

Inventories consist of the following:

	As of
	December 31, 2012	December 31, 2011
Raw materials	$209,820	$216,307
Work in process	25,119	4,170
Finished goods	102,037	9,813
Less: Inventory reserve	(17,650)	-
Total	$319,326	$230,290

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Machinery and equipment	$2,869,453	$2,789,357
Computer and office equipment	27,347	23,747
Furniture and fixtures	12,777	12,777
Leasehold improvements	108,139	105,649
Total	3,017,716	2,931,530
Less: accumulated depreciation	(1,102,537)	(804,719)

Property and Equipment, Net	$1,915,179	$2,126,811

Total depreciation expense was $297,818 for the year ended December 31, 2012 and $282,694 for the year ended December 31, 2011.

Note 6 – Intangible Assets

Technology and Customer Relationships

Technology and customer relationships consist of the following at December 31, 2012:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process Research and Development	-	$8,100,000	$-	$8,100,000
Technology	10 Years	3,000,000	(1,175,000)	1,825,000
Customer relationships	12 Years	600,000	(195,833)	404,167

Total		$11,700,000	$(1,370,833)	$10,329,167

Technology and customer relationships consist of the following at December 31, 2011:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process Research and Development	-	$8,100,000	$-	$8,100,000
Technology	10 Years	3,000,000	(875,000)	2,125,000
Customer relationships	12 Years	600,000	(145,833)	454,167

Total		$11,700,000	$(1,020,833)	$10,679,167

The Company recorded amortization expense, related to amortizable intangibles, of $350,000 for each of the years ended December 31, 2012 and 2011.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization expense related to technology and customer relationships as of December 31, 2012 is as follows:

For the Year Ending December 31,	Technology	Customer Relationships	Total
2013	$300,000	$50,000	$350,000
2014	300,000	50,000	350,000
2015	300,000	50,000	350,000
2016	300,000	50,000	350,000
2017	300,000	50,000	350,000
Thereafter	325,000	154,167	479,167

Total	$1,825,000	$404,167	$2,229,167

Goodwill

A summary of the change in the Company’s goodwill for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Goodwill beginning of year	$425,969	$9,812,749
Impairment of goodwill	-	(9,386,780)
Goodwill end of year	$425,969	$425,969

See Note 3 – Summary of Significant Accounting Policies Goodwill and Impairment for further information.

Note 7 – Operating Leases

Manufacturing Facility. The Company has an obligation for its commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania which is due to expire January 31, 2016. The lease calls for monthly lease payments as follows: $15,627 monthly through January 31, 2014 and $17,187 monthly through January 31, 2016. The Company has the option to extend the lease until January 31, 2021.

Rent expense charged to operations amounted to $191,597 for each of the years ended December 31, 2012 and 2011, respectively. In addition, the lease calls for monthly reimbursements which are adjusted annually. The monthly reimbursements for the years ended December 31, 2012 and 2011 amounted to $70,064 and $60,951 respectively.

The terms of the Company’s lease obligation provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $24,891 and $20,816 represents the unamortized rent adjustment amount at December 31, 2012 and 2011, respectively.

The following is a schedule by year of future minimum rental payments, excluding expense reimbursements, required under the operating lease agreements:

For the Year Ending December 31,	Amount
2013	$187,524
2014	204,684
2015	206,244
2016	17,187
Total	$615,639

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate Office. The Company had an agreement obligation effective November 1, 2010, on a month to month basis for shared corporate office space located at 850 3rd Avenue, New York, NY. The agreement called for a monthly fee of $14,000 per month. This agreement was modified in January 2012, such that, the Company issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and, effective as of December 1, 2011, the elimination of the requirement to make any further cash payments. At the date of issuance, the common stock was valued at $100,000 and the associated expense was amortized over the term of the lease. The Company does not have any right to extend the terms of the lease agreement past December 31, 2012. As the Company is in the process of moving its corporate headquarters to its Langhorne, PA facility, it has been authorized to occupy this space through June 30, 2013 at no additional cost. The fair value of the stock issued had been classified as rent expense and charged to operations. Total rent expense amounted to $86,000 and $168,000 for the years ended December 31, 2012 and 2011, respectively.

Note 8 – Commitments and Contingencies

Executive Employment Agreement

On May 16, 2012 the Company entered into a three year executive employee agreement retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one-third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. If the executive is terminated without cause after January 1, 2013, he would be entitled to twelve monthly payments of salary as well as immediate vesting of any unvested options. On November 27, 2012, the executive resigned from his position. The Company and the executive are currently negotiating the terms of a severance agreement. As of December 31, 2012, $100,000 of accrued compensation was included in accrued expenses pursuant to the agreement.

On May 31, 2012 the Company entered into a three year executive employee agreement retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one-third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. If the executive is terminated without cause after January 1, 2013, he would be entitled to twelve monthly payments of salary as well as immediate vesting of any unvested options. On November 27, 2012, the executive resigned from his position. The Company and the executive are currently negotiating the terms of a severance agreement. As of December 31, 2012, $100,000 of accrued compensation was included in accrued expenses pursuant to the agreement.

On September 28, 2012 the Company entered into a three year executive employee agreement with an effective date of October 1, 2012. The agreement provides for an annual salary of $350,000 and an annual incentive bonus equal to 60 percent of base salary if certain performance criteria are achieved. In addition, an option to purchase common stock equal to three percent of the Company’s total outstanding common stock, 9,286,408 shares, at an exercise price of $.10 per share, was granted and will vest one-third each year on the first, second and third anniversary of the date of grant and will have a term of ten years.  Restricted stock units (“RSUs”) were awarded equal to one percent of the Company’s total outstanding common stock, 3,095,469 RSUs, vesting if and to the extent certain goals are achieved on or before the third anniversary of the date of grant. If the executive is terminated without cause, the agreement calls for a severance payout equal to the greater of 12 months of base pay or the remaining number of months in the initial employment term, not to exceed 36 months, as well as immediate vesting of any unvested options and restricted stock options; the stock options will remain exercisable for two years. If the executive is terminated by non-renewal after the initial three-year term, the agreement calls for a severance payout equal to the sum of six months base salary, payable in six equal monthly installments.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

USDA, ARS License. On November 20, 2007, Alliqua exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. License maintenance fees charged to general and administrative expenses for the years ended December 31, 2012 and 2011 were $12,337 and $18,682, respectively. The Company is finalizing its renewal application and plans to submit it shortly.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua Biomedical, Inc. has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2012 - $50,000; 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to general and administrative expenses for the year ended December 31, 2012 were $50,000.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

Note 9 – Stockholders’ Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the board of directors. As of December 31, 2012, no shares of preferred stock are issued or outstanding.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2012, 259,202,434 shares were issued and outstanding. The holders of the common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

On March 2, 2011, the Company issued 6,250,000 shares of common stock and a five year warrant to purchase 6,250,000 shares of common stock at an exercise price of $0.17 per share for gross proceeds of $1,000,000. The warrant was exercisable immediately for cash or by way of a cashless exercise which was exercised on May 2, 2011. In connection with this offering, the Company paid a placement agent $10,000 and issued the placement agent 437,500 shares of common stock valued at $91,875 and a five year warrant to purchase 312,500 shares of common stock at an exercise price of $0.20 per share. As a result of this issuance, the total number of warrants issued in 2007 outstanding at December 31, 2011 was adjusted to 942,701 shares with an exercise price of $1.17.

On May 2, 2011, 2,502,205 shares of common stock were issued upon the non-cash exercise in full of warrants issued in the March 2011 financing.

On January 11, 2012, the Company issued 2,000,000 shares of common stock to Harborview Capital Management, LLC, in satisfaction of its obligation pursuant to the Executive Office License agreement dated November 1, 2010 for office space and services, in lieu of future cash payments due through December 31, 2012. See Note 12 for further information.

On February 16, 2012, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which, (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase up to 10,500,000 shares of common stock at an exercise price of $0.069 per share were issued in exchange for gross proceeds of $1,050,000. Each warrant is exercisable immediately for cash or by way of a cashless exercise and contains provisions that protect its holder against dilution by adjustment of the exercise price and the number of shares issuable thereunder in certain events such as stock dividends, stock splits and other similar events. Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment. In connection with this financing, the Company paid Palladium Capital Advisors, LLC, as placement agent, fees, including expenses, equal to $62,975 and issued the placement agent a five year warrant to purchase 1,109,500 shares of common stock at an exercise price of $0.069 per share. The placement agent warrant has identical terms to the terms of the investor warrants. In addition, the placement agent invested $15,000 in the private placement for 300,000 shares of common stock and a five year warrant to purchase 150,000 shares of common stock at an exercise price of $0.069 per share.

On April 10, 2012, the Company entered into an agreement for investment banking services. The agreement was for a term on twelve (12) months for a cash fee of $6,500 per month, and, upon approval from the Board of Directors, 50,000 warrants were to be issued monthly along with the cash payment at an exercise price of $0.08 and expiring upon five years from the date of issuance. Through June 30, 2012, the Company issued 100,000 warrants under this agreement and an issuance of 50,000 warrants was waived by the receiving party due to non-performance. This issuance was recorded as a $3,777 expense. This agreement was subsequently terminated in July of 2012.

On June 30, 2012, the Company issued 1,000,000 shares of common stock to the Company's then chairman and 1,428,571 shares of common stock to the Company's then president and director pursuant to executive employment agreements. Salary was payable in a combination of cash and shares of common stock, the ratio of which was determined based upon the fair market value of the common stock and the cash reserves of the Company. These issuances are recorded as $200,000 of compensation expense.

On August 14, 2012, the Company entered into a securities purchase agreement with certain members of the Board of Directors and accredited investors pursuant to which, (i) 5,300,000 shares of common stock, and (ii) five year warrants to purchase up to 2,650,000 shares of common stock at an exercise price of $0.05 per share were issued in exchange for net proceeds of $265,000. Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

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

On September 28, 2012, pursuant to the securities purchase agreement dated August 14, 2012, the Company issued a certain member of the Board of Directors, (i) 500,000 shares of common stock, and (ii) five year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.05 per share in exchange for net proceeds of $25,000. Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

On October 11, 2012, pursuant to the securities purchase agreement dated August 14, 2012, the Company issued a certain member of the Board of Directors, (i) 100,000 shares of common stock, and (ii) five year warrants to purchase up to 50,000 shares of common stock at an exercise price of $0.05 per share in exchange for net proceeds of $5,000. Pursuant to the agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 8, 2012, the Company issued 16,300,000 shares of common stock and 16,300,000 five year warrants to purchase common stock at $0.05 for gross proceeds of $815,000, of which $50,000 represented the conversion of debt. Pursuant to the securities purchase agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment. Palladium Capital Advisors, LLC, as placement agent, was paid a fee of $24,500 and issued a five year warrant to purchase 350,000 shares of common stock at an exercise price of $0.05. The securities pruchase agreement contains the same covenants and penalties as the February 16, 2012 securities purchase agreement, described above.

During November, the Company issued 2,300,000 shares of common stock for services. The issuance of these shares were recorded based on the fair value of the services provided.

The securities purchase agreements the Company entered into in 2012, contain a variety of contractual provisions, which include certain affirmative and negative covenants made by the Company. The Company’s covenants principally consist of a requirement to reserve sufficient authorized shares to issue upon the exercise of the related warrants, and, subject to certain exceptions, in the event the Company subsequently issues or sells common shares at a price lower than the purchase price per share which was offered to the investors, each investor will be entitled to additional shares such that the total purchase price paid by such investor, when divided by the number of shares held by such investor (including additional shares) equals the lower price.

In addition, in connection with the securities purchase agreements entered into on February 16, 2012 and November 8, 2012, pursuant to which Palladium Capital Advisors, LLC served as the placement agent, the Company is required to (i) upon its failure to provide for the timely delivery of shares upon the exercise of the warrants, pay liquidated damages consisting of a cash payment of $10 per trading day (increasing to $20 per trading day on the fifth trading day) for each $1,000 of warrant shares until such certificates are delivered, (ii) upon its failure to maintain timely required filings with the SEC, pay liquidated damages consisting of a cash payment of one percent (1.0%) of the aggregate subscription amount of such purchasers’ securities on the day of the failure to maintain timely filings with the SEC and on every thirtieth (30th) day thereafter, until the required documents are filed with the SEC or such filing is no longer required for the purchaser to transfer the underlying shares pursuant to Rule 144, and (iii) upon its failure to provide for the timely delivery of unlegended shares, upon the satisfaction of certain conditions, pay in cash to the investor (in addition to any other remedies available to or elected by the investor) the amount, if any, by which (A) such investor’s total purchase price (including any brokerage commissions) for the common stock so purchased exceeds (B) the aggregate purchase price of the common shares or warrant shares delivered to the Company for reissuance as unlegended shares.

The following table sets forth our warrants activity during the years presented:

	Number of Shares Issuable	Weighted-Average Exercise Price

Balance January 1, 2011	13,239,773	$0.25
Granted	6,562,500	$0.17
Anti-Dilutive Adjustment	14,928	$1.17
Exercised	(6,250,000)	$0.17
Cancelled	-
Balance December 31, 2011	13,567,201	$0.25
Granted	31,309,500	$0.06
Anti-Dilutive Adjustment	23,581	$1.17
Exercised	-
Cancelled	(966,282)	$1.17
Balance December 31, 2012	43,934,000	$0.09

The following table sets forth the warrants granted during the year ended December 31, 2012:

	Number of Shares Issuable	Weighted-Average Exercise Price

Issued in connection with February Securities Purchase Agreement	11,609,500	$0.069
Issued in connection with August Securities Purchase Agreement	2,950,000	$0.050
Issued in connection with November Securities Purchase Agreement	16,650,000	$0.050
Issued to Consultant	100,000	$0.080
Total	31,309,500	$0.057

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant shares include warrants issued by the Company on May 11, 2007, with an original amount of warrant shares of 737,000 at an exercise price of $1.50 per share. The related warrant agreement provides for an adjustment to the exercise price and number of shares if the Company issues shares of Common Stock or Common Stock equivalents for consideration less than the then market price at the date of issuance, subject to a 1% adjustment floor. As a result of this provision, on the expiration date of May 11, 2012, the total number of Warrant shares that expired was 966,282.

At December 31, 2012, the Company valued the warrant liability for the Warrants using the Black-Scholes pricing-model (Level 3 inputs) which approximates the fair value measured using the Binomial Lattice Model containing the following assumptions: volatility of 97.26%, a risk-free rate of 0.65%, and a term of 5 years. The Company developed the assumptions that were used as follows:   The fair value of the Company’s common stock was obtained from publicly quoted prices. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility and the historical volatility rates of several other similarly situated companies (using a number of observations that was at least equal to or exceeded the number of observations in the life of the derivative financial instrument at issue); the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The change in fair value of warrant liability for the year ended December 31, 2012 was de minimis.

The warrant liability recorded at fair value is summarized below:

	2012	2011
Beginning balance as of January 1	-	4,630

Aggregate Value of warrants issued	605,737	-

Change in Fair Value of warrant liability	-	(4,630)

Ending balance as of December 31	605,737	-

Note 10 – Stock Options

Stock Option Plan

The Company maintains an active stock option plan that provides shares for option grants to employees, directors and others. A total of 80,000,000 shares of common stock have been reserved for award under the stock option plan, of which 46,020,000 were available for future issuance as of December 31, 2012. Options granted under the option plan generally vest over three years or as otherwise determined by the Board, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $25,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.5 years. These options have a ten year term and will vest upon strategic events expected to occur within one year.

On May 15, 2012, the Company granted 500,000 qualified and non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $24,500 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.13 years. These options have a ten year term and vested in August when the Scientific Advisory Board was comprised of at least five members.

On May 15, 2012, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options were valued at $63,750 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.94 years. These options have a ten year term and will vest upon strategic events expected to occur within two years.

On May 16, 2012, the Company granted 5,500,000 non-qualified stock options with an exercise price of $0.20 and an expiration date of May 16, 2022, to a certain member of its board and an officer for his services to the success of the Company per his employment agreement. These options were valued at $203,500 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of .75% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

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

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board. These options were valued at $95,120 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.38 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written three year strategic plan to the Company that identifies five disease states and applications for drugs that can be delivered to treat these diseases through the Company’s hydrogel platform, provided such strategic plan is delivered to the Company within nine months of the grant date. On February 17, 2013, these options were cancelled due to performance goals not being achieved under the agreement.

On May 17, 2012, the Company granted 2,320,000 non-qualified stock options with an exercise price of $0.10 to a newly appointed member of the board. These options were valued at $102,080 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 1.16% and an expected life of 6.25 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the two year anniversary of the company hiring a chief medical officer initially identified by this member of the board, provided such chief medical officer is hired by the Company within six months of the grant date. On November 17, 2012 these options were cancelled due to performance goals not being achieved under the agreement.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options were valued at $176,320 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the delivery of a written clinical program to the Company for the successful completion of Phase I, II, and III trials with the U.S. Food and Drug Administration (the “FDA”) in order to gain approval for the delivery of an active pharmaceutical ingredient (an “API”) delivered through the Company’s hydrogel platform, provided such clinical program is delivered to the Company within twelve months of the grant date.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options were valued at $180,960 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.75 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon the Company entering into a co-licensing agreement with a third party for the joint development of a product that provides for the delivery of an API using the Company’s hydrogel platform, provided such co-licensing agreement is entered into by the Company within eighteen months of the grant date.

On May 17, 2012, the Company granted 5,800,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options were valued at $220,400 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.9%, risk-free interest rate of 0.74% and an expected life of 5.50 years. These options have a ten year term with an expiration date of May 17, 2022 and will vest and become exercisable immediately upon (i) the newly appointed member delivering a written strategic plan to the Company that sets forth a plan to improve the Company’s HepaMate™ product for internal development, sale and rapid approval by the FDA and (ii) HepaLife BioSystems, Inc., a wholly owned subsidiary of the Company, completing an equity or equity linked financing or series of related equity or equity linked financings that result in gross proceeds to HepaLife BioSystems, Inc. of at least $2,500,000, provided such strategic plan is delivered to the Company and such financing occurs within twelve months of the grant date.

On May 31, 2012, the Company granted 5,500,000 non-qualified stock options with an exercise price of $0.20 and an expiration date of May 31, 2022, to a certain member of its board and an officer for his contributions to date to the success of the Company as per his employment agreement. These options were valued at approximately $165,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.7%, risk-free interest rate of 0.67% and an expected life of 6.0 years. These options have a ten year term and vest in one-third increments over the next three years.

On July 2, 2012, the Company granted 250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of June 28, 2017 pursuant to a Services Agreement entered on June 28, 2012. The options were valued at approximately $5,300  utilizingthe Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.3%, risk-free interest rate of 0.67% and expected life of 5.0 years. These options have a five year term and half the options vested immediately and the balance will vest in six (6) equal monthly installments commencing each thirty (30) days thereafter.

On July 2, 2012, the Company granted 250,000 non-qualified stock options with an exercise price of $0.15 and an expiration date of June 28, 2017 pursuant to a Services Agreement entered on June 28, 2012. The options were valued at approximately $4,200 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.3%, risk-free interest rate of 0.67% and expected life of 5.0 years. These options have a five year term and half the options vested immediately and the balance will vest in six (6) equal monthly installments commencing each thirty (30) days thereafter.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2012, the Company granted 1,000,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of July 31, 2017 pursuant to a Services Agreement entered on July 31, 2012. The options were valued at approximately $24,000, and were expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 98.0%, risk-free interest rate of 0.60% and an expected life of 5.0 years. These options have a five year term and vested immediately.

On August 15, 2012, the Company granted 500,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of August 15, 2017 pursuant to a Services Agreement entered on August 15, 2012. The options were valued at approximately $12,000, and were expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.8%, risk-free interest rate of 0.80% and an expected life of 5.0 years. These options have a five year term and vested immediately.

On September 19, 2012, the Company granted 500,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of September 19, 2017 pursuant to two Service Agreements entered on September 19, 2012. The options were valued at approximately $8,500, and were expensed upon issuance, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.3%, risk-free interest rate of 0.67% and expected life of 5.0 years. These options have a five year term and vested immediately.

On September 19, 2012, the Company granted 1,500,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of September 19, 2017 pursuant to two Service Agreements entered on September 19, 2012. The options were valued at approximately $25,500 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.3%, risk-free interest rate of 0.67% and expected life of 5.0 years. These options have a five year term and vest over a two year period in increments of 200,000 a quarter.

On November 8, 2012, pursuant to an executive employment agreement dated September 28, 2012, the Company granted 9,286,408 non-qualified stock options with an exercise price of $0.10 and an expiration date of November 8, 2022. These options were valued at approximately $319,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.2%, risk-free interest rate of 1.13% and an expected life of 6.0 years. These options have a ten year term and vest in one third increments at the first, second and third year anniversary of the grant date.

On November 27, 2012, the Company granted 20,000,000 non-qualified stock options with an exercise price of $0.20 to a newly appointed member of the board. These options were valued at $695,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.65% and an expected life of 5.0 to 6.5 years. These options have a ten year term with an expiration date of November 21, 2022. 2,500,000 options vested and became exercisable immediately on the date of grant. 7,500,000 options will vest and become exercisable in one third increments at the first, second and third year anniversary of the grant date. 2,500,000 options will vest and become exercisable immediately upon the closing of a transaction pursuant to which the Company acquires control of, or enters into a partnership, joint venture or similar agreement with one or more entities engaged in the wound care, topical delivery or systemic therapeutics business or any other business line of the Company which is approved by the Board. 5,000,000 options will vest and become exercisable immediately upon the listing of the Common Stock on a U.S. national securities exchange by September 30, 2013. 2,500,000 options will vest and become exercisable immediately upon the closing of a sale, spin off or other disposition of either the Company’s wound care or bioartificial liver system businesses by December 31, 2013 or at a target date specified by the Board after considering the current business environment.

On November 27, 2012, the Company granted 7,250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of November 27, 2017, to certain members of its board and officers for their contributions to date to the success of the Company. These options were valued at $224, 750, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.66% and an expected life of 5.0 years. These options have a five year term and vested immediately on the grant date.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, a former officer who previously had vested options to purchase 1,000,000 shares of common stock at an exercise price of $0.145 had those options cancelled pursuant to the option agreement. On November 27, 2012, the Company reissued 1,000,000 non-qualified stock options with an exercise price of $0.145 and an expiration date of May 27, 2014, to the former officer for his contributions to the success of the Company. These options were valued at $9,000, utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.27% and an expected life of eighteen months. These options have an eighteen month term and vested immediately on the grant date. The full value of $9,000 was expensed upon issuance.

On November 29, 2012 the Company granted 2,590,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of November 29, 2022, to a newly appointed member of the board. These options were valued at approximately $101,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.69% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date.

On November 29, 2012 the Company granted 2,590,000 non-qualified stock options with an exercise price of $0.15 and an expiration date of November 29, 2022, to a newly appointed member of the board. These options were valued at approximately $96,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.69% and an expected life of 5.5 years. These options have a ten year term and vest upon the first anniversary of the grant date.

On November 29, 2012 the Company granted 2,590,000 non-qualified stock options with an exercise price of $0.20 and an expiration date of November 29, 2022, to a newly appointed member of the board. These options were valued at approximately $96,000 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97.0%, risk-free interest rate of 0.69% and an expected life of 6.0 years. These options have a ten year term and vest upon the second anniversary of the grant date.

The expected lives of options granted to employees and board members were calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 110. The simplified method defines the expected life as the average of the contractual term and the vesting period.

During the years ended December 31, 2012 and 2011, total stock option compensation expense charged to operations was $1,421,338 and $1,678,176, respectively, with $256,710 and $1,450,913 classified as salaries and benefits, respectively, and $1,124,357 and $227,263 included in director fees, respectively and $40,271 included in consulting fees in 2012. At December 31, 2012, the unamortized value of employee stock options outstanding was approximately $1,742,604. The unamortized portion at December 31, 2012 will be expensed over a weighted average period of 1.39 years.

A summary of the status of the Company’s stock option plans and the changes during the year ended December 31, 2012, is presented in the table below:

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Balance Outstanding January 1, 2011	12,720,000	0.14	-	-
Granted	6,250,000	0.20	-	-
Exercised	-	-	-	-
Cancelled	(100,000)	0.32	-	-
Balance Outstanding December 31, 2011	18,870,000	0.16	9.00	-
Granted	86,606,408	0.14
Exercised	-	-
Cancelled	(3,371,666)	0.11
Balance Outstanding December 31, 2012	102,104,742	0.15	8.75	-
Balance Exercisable December 31, 2012	39,188,334	0.14	7.47	-

The following table sets forth information related to stock options at December 31, 2012:

Options Outstanding		Options Exercisable
	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

Exercise Price

0.100	31,755,575	6.96	17,599,167
0.135	1,250,000	8.01	1,250,000
0.145	12,550,000	7.42	12,550,000
0.150	17,899,167	4.49	229,167
0.200	33,590,000	9.90	2,500,000
0.210	5,000,000	8.17	5,000,000
0.260	50,000	5.70	50,000
0.610	10,000	5.45	10,000
	102,104,742	7.47	39,188,334

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value is calculated as the difference between the market value as of December 31, 2012, and the exercise price of the shares. The market value as of December 31, 2012, was $0.05 as reported on the OTCBB.

Restricted Stock Awards

On November 8, 2012, pursuant to an employee agreement, the Company’s CEO was awarded 3,059,469 shares of non-vested restricted stock units which may be converted into the number of shares of common stock of the Company equal to the number of restricted stock units, subject to the terms and conditions of the agreement.   The restricted stock units will vest over three years and is subject to the Company’s achievement of certain market capitalization targets.  The restricted stock units have a grant date fair value of $0.05 per unit with fair value being determined by the quoted market price of the Company’s common stock on the date of grant.  Share based compensation related to the non-vested restricted stock units of approximately $8,600 is included in general and administrative expenses in the accompanying consolidated statements of operations.  At December 31, 2012, there was approximately $146,200 of unrecognized share based compensation expense related to these non-vested unites, which will be recognized over the remaining vesting period of 2.83 years.

Note 11 – Income Taxes

The Company files tax returns in the U.S. federal and various state jurisdictions and is subject to audit by tax authorities beginning with the year ended December 31, 2009.

The income tax provision (benefit) consists of the following:	Years Ended:
	2012	2011
Federal
Current	$-	$-
Deferred	(1,648,000)	(1,512,000)
State and Local
Current	-	-
Deferred	(139,000)	(242,000)
Change in Valuation Allowance	1,798,000	1,765,000
Income Tax Provision	$11,000	$11,000

For the periods ended December 31, 2012, and December 31, 2011, the expected tax expense (benefit) based on the statutory rate reconciled with the actual tax expense (benefit) is as follows:

	Years Ended:
	2012	2011
U.S. Federal Statutory Rate	(34.0)%	(34.0)%
State Income Tax, Net of Federal Benefit	(5.9)	(5.9)
Other Permanent Differences	3.4	0.1
Goodwill impairment	-	27.1
Additional Tax Loss	-	-
Premerger Net Deferred Tax Assets	-	-
Change in Valuation Allowance	36.7	12.8
Effective Income Tax Rate	0.2%	0.1%

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, and December 31, 2011, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	Years Ended:
	2012	2011
Deferred Tax Assets:
Net operating losses	$7,940,000	$6,892,000
Stock Compensation Cost	1,469,000	902,000
Intangible Assets	870,000	834,000
Other	196,000	108,000
Total Deferred Tax Assets	10,475,000	8,736,000
Valuation Allowance	(9,930,000)	(8,132,000)
Deferred Tax Asset, Net of Valuation Allowance	$545,000	$604,000

Deferred Tax Liabilities:
Excess of book over tax basis of:
Property and equipment	$(545,000)	$(604,000)
Goodwill	(44,000)	(33,000)
Total Deferred Tax Liabilities	(589,000)	(637,000)

Deferred Tax Asset (Liability)	$(44,000)	$(33,000)

For the years ended December 31, 2012, and December 31, 2011, the Company had approximately $20,468,000 and $17,269,000 of federal and state net operating loss carryovers (“NOL”), respectively, which begin to expire in 2018. The net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company conducted a preliminary Section 382 analysis and determined an ownership change likely occurred in May 2010. Management has determined that the Company's federal and state NOL carryovers established up through the date of the ownership change are subject to an annual limitation of $589,497.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The deferred tax liability related to goodwill cannot be used in this determination since goodwill is considered to be an asset with an indefinite life for financial reporting purposes. Therefore, the deferred tax liability related to goodwill cannot be considered when determining the ultimate realization of deferred tax assets. Based upon this assessment, management has established a full valuation allowance for the amount of the deferred tax asset which cannot be supported through the production of future taxable income generated through the reversal of the deferred tax liability related to the depreciation of the property and equipment, since it is more likely than not that all the deferred tax assets will not be realized. The change in the valuation allowance for the years ended December 31, 2012, and December 31, 2011, is $1,798,000 and $1,765,000, respectively.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

The Company incurred $162,000, in Board fees for directors for the year ended December 31, 2011. Agreements called for a total of $13,500 a month to be paid in director fees. Beginning in 2012, the Company discontinued paying cash fees to its directors.

On November 8, 2012, we issued 3,900,000 shares of common stock and five year warrants to purchase 3,900,000 shares of common stock at an exercise price of $0.05 per share to certain members of the board of directors in exchange for gross proceeds of $195,000.

In November, 2012, a total of 41,506,408 options were granted to officers and members of the board of directors as described in Note 10.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2012, we issued 1,428,571 shares of common stock to Richard Rosenblum pursuant to an executive employment agreement. Pursuant to the agreement with the Company, salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company.

In May, 2012, a total of 37,300,000 options were granted to officers and members of the board of directors as described in Note 10.

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

The Company paid Harborview Capital Management, LLC $168,000 for the year ended December 31, 2011 for sub-leased office space. David Stefansky, a director, and Richard Rosenblum, a director, are the managing members of Harborview Capital Management, LLC. Effective as of December 1, 2011, the Company amended its agreement with Harborview Capital Management, LLC and issued Harborview Capital Management, LLC 2,000,000 shares of common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments. At the date of issuance, the shares had a value of $100,000 and the expense was amortized over the term of the lease.

On March 1, 2011, the Company granted 5,000,000 qualified and non-qualified stock options to certain members of the Board of Directors and employees (see Note 10).

On January 3, 2011, a total of 1,250,000 non-qualified stock options were granted to the new members of the Board of Directors (see Note 10).

Note 13 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the year ended December 31, 2012, two major customers accounted for approximately 76% of revenue, with each customer individually accounting for 60%, and 16%, respectively. The total accounts receivable balance as of December 31, 2012, due from these two customers was $83,516, representing 77% of the total accounts receivable. Three major customers accounted for approximately 87% of the revenues for the year ended December 31, 2011, with each customer individually accounting for 59%, 15%, and 13%. The total accounts receivable balance as of December 31, 2011, due from these three customers was $65,092.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Suppliers and Materials

Principal components used in manufacturing are purchased from the following sources: Berry Plastics, Dow Chemical and BASF. The total materials purchased from these single sources in 2012 and 2011 amounted to $124,552 and $224,109, respectively, representing 39% and 44%, respectively, of the total material purchases in each year.

Note 15 - Employee Benefit Plans

The Company adopted a Health Reimbursement Plan on December 1, 2011 whereby participants will be reimbursed for eligible medical expenses up to a maximum each year of $1,500 for single participants and $2,000 for family participants. The reimbursed medical expenses were $10,150 for the year ended December 31, 2012.

The Company maintains a 401(K) plan (the “Plan”) for the benefit of all eligible employees. The Plan does not provide for any Company match and therefore no expense was recorded in 2012 and 2011

Note 16 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

	2012	2011
Beginning balance as of January 1	-	4,630

Aggregate Value of warrants issued	605,737	-

Change in Fair Value of warrant liability	-	(4,630)

Ending balance as of December 31	605,737	-

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$605,737

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000

Goodwill	N/A	N/A	$425,969

Warrants that contain exercise reset provisions are Level 3 derivative liabilities measured at fair value on a recurring basis using pricing models for which at least one significant assumption is unobservable. The fair value of assets valued on a nonrecurring basis was determined using discounted cash flow methodologies or similar techniques.  For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s chief financial officer, who reports to the chief executive officer, determines its valuation policies and procedures.  The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Subsequent Events

On February 5, 2013, the Company entered into an Executive Employment Agreement with Mr. David Johnson. The Employment Agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the Employment Agreement, Mr. Johnson is entitled to an annual salary of $350,000, which may be increased, but not decreased, in the Board’s discretion. Mr. Johnson is also eligible to receive an annual bonus of up to 100% of his base salary, provided that he is employed with the Company on December 31 of the year to which the bonus relates. The amount of Mr. Johnson’s annual bonus, if any, will be determined based upon the achievement of certain performance criteria. In addition, the company issued 12,216,195 nonqualified stock options to Mr. Johnson to purchase the equivalent of three percent of the Company’s total outstanding common stock (determined on a fully-diluted basis as of February 4, 2013), with the following terms: (A) an exercise price equal the fair market value of a share of common stock on the date of grant; (B) immediate vesting; and (C) a term of 10 years.

On February 15, 2013, the subscription receivable of $20,000 from a director was paid.

On February 17, 2013, 2,320,000 non-qualified stock options were cancelled due to performance goals not being achieved under the agreement.

On February 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 4,697,532 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 4,697,532 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $380,500. In connection with the Private Placement, each of Jerome Zeldis, David Johnson, David Stefansky, Joseph Leone and an affiliate of Richard Rosenblum invested $100,000, $50,000, $50,000, $20,000 and $50,000, respectively.

On April 16, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which we will issue, in the aggregate 6,753,086 shares of common stock and five year warrants to purchase, in the aggregate, up to 6,753,086 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $547,000, of which $311,000 was held in escrow on April 16, 2013 by the placement agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our president and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2012.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table and text set forth the names and ages of all of our current directors and executive officers.

Name	Age	Position
David Johnson	54	President, Chief Executive Officer and Class I Director
Steven Berger	52	Chief Financial Officer, Treasurer and Secretary
James Sapirstein	51	Chief Executive Officer, Alliqua Biomedical, Inc.
Jerome Zeldis, M.D., Ph.D.	62	Chairman and Class II Director
Joseph Leone	59	Class I Director
Kenneth Londoner	45	Class III Director
Kenneth Pearsen, M.D.	52	Class II Director
Richard Rosenblum	53	Class II Director
Jeffrey Sklar	50	Class III Director
David Stefansky	40	Class III Director

Our directors hold office until the earlier of their death, resignation or removal by shareholders or until their successors have been duly elected and qualified. Our directors are divided into three classes. David Johnson and Joseph Leone are our class I directors, with their terms of office to expire at our 2013 annual meeting of shareholders. Jerome Zeldis, M.D., Ph.D., Kenneth Pearsen, M.D. and Richard Rosenblum are our class II directors, with their terms of office to expire at our 2014 annual meeting of shareholders. Jeffrey Sklar, Kenneth Londoner, and David Stefansky are our class III directors, with their terms of office to expire at our 2015 annual meeting of shareholders. At each annual meeting of shareholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Michael M. Goldberg, M.D. and Nachum Stein served as directors on our board of directors from January 3, 2011 until May 14, 2012. Joseph Sierchio served as a director on our board of directors from September 12, 2008 to November 8, 2012.

Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Executive Officers and Directors

David Johnson was appointed to our board and as executive chairman of Aquamed Technologies, Inc. on November 29, 2012. He was appointed our president and chief executive officer on January 30, 2013 on February 4, 2013. Mr. Johnson was formerly president of the ConvaTec division of Bristol-Myers Squibb, Inc. until 2008 when he orchestrated a sale of the division from its pharmaceutical parent to Avista Capital Partners and Nordic Capital in a deal valued at $4.1 billion. Concurrently, he acquired and integrated the assets of Copenhagen-based Unomedical to expand ConvaTec Inc.’s manufacturing and infrastructure into Europe. From 2008 through 2012, Mr. Johnson served as the chief executive officer of ConvaTec Inc. Prior to his tenure with ConvaTec Inc.; Mr. Johnson held several senior positions in the U.S., Europe and Canada with Zimmer Inc., Fisher Scientific, and Baxter Corporation. He served as a member of ConvaTec Inc.’s board of directors and the board of the Advanced Medical Technology Association (AdvaMed), where he chaired the Global Wound Sector Team for four years. Mr. Johnson received an undergraduate business degree in marketing from the Northern Alberta Institute of Technology in Edmonton, Alberta, Canada, completed the INSEAD Advanced Management Program in Fontainbleau, France, and is a fellow from the Wharton School of the University of Pennsylvania. We believe that Mr. Johnson’s extensive experience in the pharmaceutical and biotechnology fields, as well as his executive leadership experience, make him an asset that will serve as a bridge between our board of directors and our executive officers.

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

James Sapirstein served as our chief executive officer and a member of the board of directors from October 1, 2012 until February 4, 2013, on which date he resigned from those roles and became chief executive officer of our Alliqua Biomedical subsidiary. He served as president of Pharmtechglobal, a pharmaceutical and biotechnology consulting firm, from February 2011 to September 2012. From October 2006 to January 2011, Mr. Sapirstein served as president and chief executive officer of Tobira Therapeutics, Inc. Prior to that, he worked at Serono Inc. from 2002 to 2005, where he served as executive vice president of the Metabolic and Endocrinology division. Previously, he had positions of increasing responsibility at Gilead Sciences, Bristol-Myers Squibb, Hoffmann-LaRoche Ltd. and Eli Lilly and Company. Mr. Sapirstein currently serves as a director for several private companies. He attained his pharmacy degree at Rutgers University, Ernest Mario School of Pharmacy and his Masters of Business Administration at Farleigh Dickinson University.

Jerome Zeldis, M.D., Ph.D. has served as a member of our board of directors since May 17, 2012 and was appointed chairman on November 27, 2012. Dr. Zeldis is the chief executive officer of Celgene Global Health and the chief medical officer of Celgene Corporation. Dr. Zeldis has been with Celgene since 1997; prior to his current role, he served as senior vice president of clinical research and medical affairs. Prior to Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He is currently on the board of the Semorex Corporation, the New Jersey chapter of the Arthritis Foundation and the Castleman’s Disease Organization, and is also on the board of the Central NJ Boy Scouts Council, Bionor Pharma, Inc. and PTC Corporation. Dr. Zeldis attended Brown University for a B.A., M.S., followed by Yale University for a M.Phil., M.D., and Ph.D. in molecular biophysics and biochemistry (immunochemistry). He trained in internal medicine at the UCLA Center for the Health Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was assistant professor of medicine at the Harvard Medical School, associate professor of medicine at University of California, Davis, clinical associate professor of medicine at Cornell Medical School and professor of clinical medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Dr. Zeldis has published 121 peer reviewed articles and 24 reviews, book chapters, and editorials. We believe that Dr. Zeldis’s background in the healthcare industry, as well as his understanding of the complex system of clinical research make him a valuable resource on our board of directors.

Joseph Leone has served as a member of our board of directors since January 3, 2011. Mr. Leone spent more than 24 years with CIT Group, one of the nation’s largest small and mid-size business lenders, and held several senior-level positions at CIT, most recently vice chairman and chief financial officer from May 1995 through April 2010. From 1975 through 1983, Mr. Leone was employed by KPMG – Peat Marwick as a senior manager for financial services clients including Citibank and MHT. He has been a Certified Public Accountant since 1977. Mr. Leone is a graduate of Baruch College (BBA in Accounting) and the Advanced Management Program at Harvard Business School. We believe that Mr. Leone’s extensive background in accounting and finance makes him a valuable member of our board.

Kenneth Londoner has served as a member of our board of directors since May 15, 2012. Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development, since February 2010. From 2007 to 2009 he served as executive vice president – finance and as a consultant to NewCardio, Inc. of Santa Clara, California, a medical device designer and developer. Mr. Londoner helped raise nearly $18 million for New Cardio’s business strategy and also assisted the company with an alternative public offering. Since January 2009, he has been the chairman and chief executive officer of BioSig Technologies, Los Angeles, California, a medical device designer and developer. In addition to managing the portfolios of his companies, Mr. Londoner relies on his business experience to aid smaller firms in obtaining the financing and tools to become successful corporations. Recently, Mr. Londoner assisted InspireMD, Inc., an Israeli-based developer of a new stent platform, in obtaining $11 million of financing and announcing an alternative public offering. Mr. Londoner graduated from Lafayette College with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994. We believe Mr. Londoner’s experience in financial and venture capital matters will be of value to the Company in connection with its financing efforts and implementation of its business strategy.

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

Richard Rosenblum has served as a member of our board of directors since June 7, 2010, was our president from May 11, 2010 through September 30, 2012 and was our co-executive chairman from October 1, 2012 through November 27, 2012. He was appointed to our board and as president in accordance with the terms of the merger agreement between us and AquaMed Technologies, Inc. Richard Rosenblum has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Rosenblum was previously a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. Since November 2012, Mr. Rosenblum has been a director of ChatAND Inc.  From February 2009 to January 2012, Mr. Rosenblum served as a director of Celsia Technologies, Inc. From September 2006 to April 2010, Mr. Rosenblum was a director of Boxwoods, Inc., which changed its name to Duke Mining Company, Inc. in March 2009. From September 2006 to May 2007, Mr. Rosenblum was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Rosenblum was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Rosenblum was a director of HG Partners, Inc. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in finance and accounting. Mr. Rosenblum’s qualifications to serve on the board include his ability to cull from his varied capital markets experience strategic insights that provide guidance to us with respect to our corporate governance and board functions.

Jeffrey Sklar has served as a member of our board of directors since January 3, 2011. Mr. Sklar serves as the managing partner of Sklar, Heyman Hirshfield, & Kantor LLP, a regional accounting firm, where he oversees the industry specialization team for non-bank financial institutions and for forensic and investigative auditing services, since January 2010 and prior to that, from January 2006 to December 2009, he served as an audit partner. Since 2006, Mr. Sklar has also served as the managing director of SHC Consulting Group, LLC. Mr. Sklar served Public Savings Bank as a director, as the chair of the compliance and risk committee, and as a member of the audit committee from September 2010 to September 2011. In addition to being a Certified Public Accountant, Mr. Sklar is a Certified Anti-Money Laundering Specialist, a Certified Fraud Specialist and Certified in Financial Forensics by the American Institute of CPAs. Mr. Sklar’s qualifications to serve on the board include his extensive background in accounting and finance.

David Stefansky has been a member of our board of directors since May 11, 2010, was our chairman from May 11, 2010 through September 30, 2012 and was our co-executive chairman from October 1, 2010 through November 27, 2012. He was appointed to our board and as chairman in accordance with the terms of the merger agreement between us and AquaMed Technologies, Inc. Mr. Stefansky has been a principal of Harborview Advisors, LLC, the investment manager for Harborview Master Fund, L.P. and Harborview Value Master Fund, L.P., since 2004. Mr. Stefansky previously was a managing director of investment banking for vFinance, Inc., a middle market investment banking and brokerage organization. From May 2008 to December 2010, Mr. Stefansky was a director of China Opportunity Inc. From September 2006 to March 2009, Mr. Stefansky was a director of Boxwoods, Inc. From September 2006 to May 2007, Mr. Stefansky was a director of Mill Basin Technologies, Ltd. From November 2006 to January 2008, Mr. Stefansky was a director of Marine Park Holdings, Inc. From August 2009 to September 2009, Mr. Stefansky was a director of HG Partners, Inc. Mr. Stefansky has advised and participated in financings for emerging growth companies in excess of $250,000,000 and this experience enables Mr. Stefansky to leverage his skill set to grow shareholder value.

The board of directors regards all of the individuals above as competent professionals with many years of experience in the business community. The board of directors believes that the overall experience and knowledge of the members of the board of directors will contribute to the overall success of our business.

Family Relationships and Other Matters

There are no family relationships between or among the directors, executive officers or persons nominated or charged by our company to become directors or executive officers. Executive officers are appointed by, and serve at the discretion of, the board of directors.

Messrs. Johnson, Sapirstein, Rosenblum and Stefansky have been parties to certain agreements related to their service as executive officers and directors described under “Item 11. Executive Compensation – Agreements with Executive Officers.”

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2012, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders, except for one late Form 3 filed by Mr. Johnson, one late Form 4 filed by Mr. Johnson with respect to three transactions, one late Form 3 filed by Mr. Sapirstein, one late Form 4 filed by Mr. Londoner with respect to one transaction, one late Form 4 filed by Mr. Berger with respect to one transaction and one late Form 4 filed by Messrs. Stefansky and Rosenblum, with respect to two transactions each.

Code of Business Conducts and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, http//www.alliqua.com under “Investors” and “Corporate Governance.” We intend to post any amendments to, or waivers from, our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer on our web site.

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

Compensation Committee

The compensation committee of the board of directors is currently comprised of Messrs. Londoner and Sklar and Dr. Pearsen. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plans and recommends and approves grants of stock options under such plans. The compensation committee has not retained the services of any compensation consultants.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board of directors is currently comprised of Messrs. Leone and Londoner and Dr. Zeldis. The nominating and corporate governance committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, shareholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by shareholders and self-nominated candidates as it does for those proposed by other board members, management and search companies.

Communications with the Board of Directors

We have no formal procedures to follow for shareholders to communicate with the board of directors. Should you wish to submit a written communication to the board of directors or an individual director, you may mail or deliver such communication to: Alliqua, Inc., Board of Directors, 850 Third Avenue, Suite 1801, New York, New York 10022, Attention: Jerome Zeldis, M.D., Ph.D., Chairman. All appropriate communications received from shareholders will be forwarded to the board of directors or any committee thereof, if any, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our compensation committee and our board of directors. Our board of directors has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2012, we designed our executive compensation program to achieve the following objectives:

●	attract and retain executives experienced in developing and delivering products such as our own;
●	motivate and reward executives whose experience and skills are critical to our success;
●	reward performance; and
●	align the interests of our executive officers and shareholders by motivating executive officers to increase shareholder value.

The table below sets forth, for the fiscal years ended December 31, 2012 and 2011, the compensation paid to our named executive officers: (i) Richard Rosenblum, who served as our president through September 30, 2012 and our co-executive chairman from October 1, 2012 through November 27, 2012, (ii) David Stefansky, who served as our chairman though September 30, 2012 and our co-executive chairman from October 1, 2012 through November 27, 2012, (iii) Steven C. Berger, our chief financial officer, treasurer and secretary, and (iv) James Sapirstein, who served as our chief executive officer from October 1, 2012 through February 4, 2013.

2012 and 2011 Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation		Total
Richard Rosenblum (2)	2012	$200,000	$-	$203,500	$100,000	(5)	$489,500
Former President and Co-Executive Chairman	2011	$-	$-	$327,032	$154,000	(5)	$481,032
David Stefansky (3)	2012	$200,000	$-	$165,000	$100,000	(5)	$451,000
Former Chairman and Co-Executive Chairman	2011	$-	$-	$327,032	$154,000	(5)	$481,032
Steven C. Berger (4)	2012	$139,410	$-	$15,500	$-		$154,910
Chief Financial Officer, Treasurer and Secretary	2011	$120,497	$-	$24,523	$-		$145,020
James Sapirstein (6)	2012	$80,769	$-	$334,331	$-		$415,100
Former Chief Executive Officer

(1)
This column represents the aggregate grant date fair value of stock options granted in 2012 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 3. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 10. Stock Options” to our audited financial statements for the fiscal year ended December 31, 2012 included in this Annual Report on Form 10-K.

(2)
Mr. Rosenblum was appointed to his positions on June 7, 2010. Of his intended salary of $200,000 for 2012, $100,000 has been paid in shares of common stock and $100,000 will be paid in shares of common stock.

(3)
Mr. Stefansky was appointed to his position on May 11, 2010. Of his intended salary of $200,000 for 2012, $100,000 has been paid in shares of common stock and $100,000 will be paid in shares of common stock.

(4)	Mr. Berger was appointed to his positions on May 11, 2010.

(5)	Represents amounts paid to Harborview Capital Management, LLC for shared office services.

(6)	Mr. Sapirstein was appointed to his position on October 1, 2012.

Agreements with Executive Officers

Richard Rosenblum and David Stefansky

Mr. Stefansky and Mr. Rosenblum did not receive any director fees, nor did they receive any compensation for their service as executive officers in 2011. From January 2011 through November 2011, we paid Harborview Capital Management LLC, with respect to which Mr. Rosenblum and Mr. Stefansky are managing members, $14,000 per month in exchange for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities at our principal executive offices located at 850 Third Avenue, Suite 1801, New York, New York 10022. Effective as of December 1, 2011, we amended our lease relationship with Harborview Capital Management, LLC. Pursuant to the amendment, we issued Harborview Capital Management, LLC 2,000,000 shares of our common stock as consideration for an extension of the lease agreement until December 31, 2012 and the elimination of the requirement to make any further cash payments.

On May 16, 2012, we entered into an executive employment agreement with Mr. Rosenblum. Pursuant to the agreement, Mr. Rosenblum continued to serve as the Company’s president. On October 3, 2012, in connection with the appointment of Mr. Sapirstein as chief executive officer, Mr. Rosenblum transitioned from president to co-executive chairman. On May 31, 2012, the Company entered into an executive employment agreement with David Stefansky. Pursuant to the agreement, Mr. Stefansky continued to serve as executive chairman. On October 3, 2012, Mr. Stefansky became co-executive chairman with Mr. Rosenblum.

The terms of the employment agreements with Mr. Stefansky and Mr. Rosenblum are retroactive to January 1, 2012 and expire January 1, 2015, but were subject to automatic renewal for additional one year terms, unless terminated upon prior written notice by either party. In exchange for their services, we are required to pay each of Mr. Stefansky and Mr. Rosenblum an annual base salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014. Their salaries remain $250,000 for the additional one year term after 2014, if automatically renewed. Salary is payable in a combination of cash and shares of common stock, the ratio of which is determined based upon the fair market value of the common stock and the cash reserves of the Company. Mr. Rosenblum and Mr. Stefansky are also each eligible for a bonus, as determined in the sole discretion of our board of directors.

Pursuant to each employment agreement, stock options to purchase 3,000,000 shares of common stock that were previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. In addition, Mr. Stefansky and Mr. Rosenblum were each granted an option to purchase 5,500,000 shares of Common Stock at exercise price of $.20 per share, which will vest in equal amounts on the first, second and third anniversaries of the date of grant and will have a term of ten years. The stock option will be forfeited if the recipient violates his non-competition or non-solicitation covenants. Mr. Stefansky and Mr. Rosenblum are also eligible to receive vacation and other benefits customary for an executive in a similar position with a similarly-situated public company.

In addition to customary confidentiality obligations, Mr. Stefansky and Mr. Rosenblum are subject to non-solicitation obligations with respect to our customers, suppliers and employees, among others, and non-disparagement obligations with respect to us that will expire one year from the termination of their employment with us.

The employment agreements are terminable on account of death or disability. We can terminate the employment agreements for cause, which includes insubordination to our board of directors’ instructions, a material breach by the executive of the terms of the agreement or the executive’s conviction for a crime, among other reasons. We can terminate the employment agreements without cause upon thirty days written notice. The executives can each terminate their employment agreement for any reason upon thirty days written notice to us. If Mr. Stefansky’s or Mr. Rosenblum’s employment with us terminated without cause any time after January 1, 2013, he would be entitled to twelve monthly payments of salary for the twelve-month period following the date of termination. In addition, if Mr. Stefansky’s or Mr. Rosenblum’s employment is terminated without cause at any time, the unvested portion of the options granted to him under the employment agreement would immediately vest.

On November 27, 2012, Mr. Stefansky and Mr. Rosenblum resigned as co-executive chairmen.

Steven Berger

Steven Berger was paid $11,432 per month for his services as our chief financial officer, treasurer and secretary from May 11, 2010 through December 1, 2012. Since then, Mr. Berger has been paid $14,583 per month for his services.

James Sapirstein

In connection with his appointment as our chief executive officer and a director, on September 28, 2012, we entered into an Executive Employment Agreement with Mr. Sapirstein. The employment agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the employment agreement, Mr. Sapirstein is entitled to an annual salary of $350,000, which may be increased, but not decreased, in our board of directors’ discretion. Mr. Sapirstein is also eligible to receive a bonus of up to 60% of his base salary, provided that he is employed with us on December 31 of the year to which the bonus relates. The amount of bonus, if any, will be determined based upon the achievement of certain performance criteria. The performance criteria for 2012 was to be (i) SilverSeal gross revenues of $5.0 million or greater (15% bonus), (ii) operating margin greater than 20% (10% bonus) and (iii) successful funding of the Company in excess of $5 million (15% bonus). The bonus would be multiplied by 120% or 150% if Mr. Sapirstein achieved two or all three of these targets, respectively. The performance criteria for all future years will be set by our board of directors. Mr. Sapirstein is also entitled to a monthly automobile allowance of $750, reimbursement of up to $200 per month for the cost of a term life insurance policy having a face amount of $1 million, and to participate in the benefit plans provided by the Company for all employees generally, and for the Company’s executive employees.

By October 28, 2012, the Company was required to submit to our board of directors, and request our board of directors’ approval of, the issuance to Mr. Sapirstein of the following equity awards pursuant to the Alliqua, Inc. 2011 Long-Term Incentive Plan or, if there are not sufficient shares available under the 2011 Long-Term Incentive Plan, pursuant to a stand-alone award agreement:

(i)
a stock option to purchase a number of shares of the Company’s common stock equal to three percent of the Company’s total outstanding common stock (determined on a fully-diluted basis as of September 28, 2012), with the following terms: (A) an exercise price equal to the greater of $0.10 per share or the fair market value of a share of common stock on the date of grant; (B) one-third vesting on each of the first, second, and third anniversary of the date of grant; (C) immediate vesting of any unvested optioned shares upon the effective date of a “Change in Control” (as defined in the 2011 Long-Term Incentive Plan); and (D) a term of 10 years; and

(ii)
an award of restricted stock units (“RSUs”) relating to a number of shares of common stock equal to one percent of the Company’s outstanding common stock as of September 28, 2012 (determined on a fully-diluted basis), with the following terms: (A) vesting as follows, if and to the extent that the following goals are achieved on or before the third anniversary of the date of grant: (1) 50% of the restricted stock units upon the achievement of a market cap in excess of $50 million; (2) an additional 25% upon the achievement of a market cap in excess of $100 million; and (3) the remainder upon the achievement of a market cap in excess of $200 million; (B) except in connection with a termination of Mr. Sapirstein without cause or by Mr. Sapirstein for good reason, immediate forfeiture of any unvested restricted stock units on the earlier of (1) Mr. Sapirstein’s termination of employment or (2) on the third anniversary of the date of grant; and (C) immediate vesting of any unvested RSUs upon the effective date of a “Change in Control” (as defined in the 2011 Long-Term Incentive Plan).

Mr. Sapirstein received the awards set forth above on November 8, 2012. He was awarded options to purchase 9,286,408 shares of common stock at an exercise price of $0.10 per share and 3,095,469 RSUs. Mr. Sapirstein is also eligible to receive additional equity compensation in the form of stock options in 2013 and 2014, in such amount and on such terms as is determined by our board of directors.

The employment agreement also contains certain confidentiality, non-solicitation and non-disparagement requirements for Mr. Sapirstein.

We have the right to terminate the employment agreement at any time for cause. “Cause” is defined as Mr. Sapirstein’s commission of any of the following: an act of theft, embezzlement, fraud, or willful or material misrepresentation; an act of intentional dishonesty or willful misrepresentation of a material nature; any willful misconduct with regard to us; a material breach of any fiduciary duties owed to us; conviction of, or pleading nolo contendere or guilty to, a felony or misdemeanor (other than a traffic infraction) that is reasonably likely to cause damage to us or our reputation; a material violation of our written policies, standards or guidelines that is not cured within 30 days; refusal to perform the material duties and responsibilities required by the employment agreement, subject to a 30 day cure period; and a material breach of the employment agreement or any other agreement to which Mr. Sapirstein and we are parties that is not cured within 30 days. The employment agreement may also be terminated by either party at any time without cause upon 30 days written notice, and by Mr. Sapirstein with good reason upon 90 days written notice, which shall include a 30 day cure period. “Good reason” is defined as the occurrence, without Mr. Sapirstein’s prior written consent, of a material reduction in base salary, a material diminution in title, duties, responsibility or authority, or relocation for three consecutive months or more to an office located 50 miles from either the current office at 850 Third Avenue, Suite 1801, New York, NY 10022 or an office located in New Jersey that is convenient to Company personnel.

If Mr. Sapirstein is terminated by reason of death or disability, we will pay to him or his estate any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. If Mr. Sapirstein’s employment is terminated by us without cause or by him with good reason, subject to compliance with the confidentiality, non-solicitation and non-disparagement requirements of the employment agreement and the execution of a release of claims, (i) we will pay him an amount equal to the greater of the sum of 12 months base salary or the base salary payable for the remainder of the initial term (not to exceed to 36 months), payable in equal monthly installments; provided that if the termination is in connection with or within 24 months following a “Change in Control” (as defined in the 2011 Long-Term Incentive Plan), then the amount of severance will be doubled, but will remain payable over the severance period determined without regard to such doubling; (ii) at the time Mr. Sapirstein would have been paid a bonus if he was actively employed with us, we will pay him an amount equal to the greater of (x) the most recent annual bonus earned by Mr. Sapirstein, (y) the average of the immediately preceding two year’s annual bonuses earned by Mr. Sapirstein, or (z) if Mr. Sapirstein’s termination occurs during the first calendar year of the employment term before any annual bonus for a full 12-month period has been paid, then the target bonus for which Mr. Sapirstein is eligible; provided that no bonus amount is payable if the bonuses for the year of termination are subject to achievement of performance goals and such performance goals are not achieved by us for such year; and provided further that if the termination is in connection with or within 24 months following a “Change in Control” (as defined in the 2011 Long-Term Incentive Plan), then the bonus amount will be doubled; (iii) all outstanding stock options and restricted stock unit awards granted to Mr. Sapirstein pursuant to the employment agreement will vest, to the extent not previously vested, and the stock options will remain exercisable for two years; and (iv) we will provide continued healthcare coverage until the earlier of (x) the expiration of the severance period, or (y) the date that Mr. Sapirstein’s “COBRA” coverage terminates or expires. If Mr. Sapirstein’s employment is terminated by non-renewal after the initial three-year term, subject to compliance with the confidentiality, non-solicitation and non-disparagement requirements of the employment agreement and the execution of a release of claims, we will pay Mr. Sapirstein an amount equal to the sum of six months base salary, payable in six equal monthly installments.

Effective February 4, 2013, Mr. Sapirstein, resigned as a director and chief executive officer of the Company and assumed the role of Chief Executive Officer of Alliqua BioMedical, Inc. In connection with the change in position, we and Mr. Sapirstein entered into a First Amendment to Executive Employment Agreement. The amendment reflects Mr. Sapirstein’s new position, and provides for him to receive a bonus of $52,500 for his services in 2012, as well as $5,000 towards his counsel fees in negotiating the amendment.

David Johnson

In connection with his appointment as Chief Executive Officer, on February 4, 2013, we entered into an Executive Employment Agreement with Mr. Johnson. The employment agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the employment agreement, Mr. Johnson is entitled to an annual salary of $350,000, which may be increased, but not decreased, in the board’s discretion. Mr. Johnson is also eligible to receive an annual bonus of up to 100% of his base salary, provided that he is employed with the Company on December 31 of the year to which the bonus relates. The amount of Mr. Johnson’s annual bonus, if any, will be determined based upon the achievement of certain performance criteria. The performance criteria for 2013 have not yet been determined. The employment agreement provides that the performance criteria for 2013 are to be determined within 60 days of the date of the employment agreement. Mr. Johnson and our compensation committee have agreed to extend such period to 120 days. The performance criteria for all future years will be set by our compensation committee after consultation with Mr. Johnson. Mr. Johnson is also entitled to a monthly automobile allowance of $750, reimbursement of up to $200 per month for the cost of a term life insurance policy having a face amount of $1 million, and benefit plans provided by the Company to all employees and executive employees.

Mr. Johnson is entitled to receive the following equity awards pursuant to the Alliqua, Inc. 2011 Long-Term Incentive Plan or, if there are not sufficient shares available under the 2011 Long-Term Incentive Plan, pursuant to a stand-alone award agreement:

(i)
a nonqualified stock option to purchase a number of shares of the Company’s common stock equal to three percent of the Company’s total outstanding common stock (determined on a fully-diluted basis as of February 4, 2013), with the following terms: (A) an exercise price equal the fair market value of a share of common stock on the date of grant; (B) immediate vesting; and (C) a term of 10 years; and

(ii)
an award of nonqualified stock options on the last business day of each calendar quarter through February 4, 2016 relating to a number of shares of common stock equal to 0.333% percent of the Company’s outstanding common stock as of the date of grant (determined on a fully-diluted basis), with the following terms: (A) an exercise price equal to the fair market value of a share of common stock on the date of grant, (B) the first eight (8) grants will be 100% vested on the first anniversary of their respective dates of grant and the last four (4) grants will be 100% vested on the date of grant, (C) immediate vesting of any unvested restricted stock units upon the effective date of a “Change in Control” (as defined in the 2011 Long-Term Incentive Plan) and (D) a term of ten years.

Mr. Johnson is also eligible to receive additional equity such amount and on such terms as is determined by the Board. Mr. Johnson received the first award set forth above on February 4, 2013. He was awarded options to purchase 12, 216, 195 shares of common stock at an exercise price of $0.075 per share.

These options are in addition to the following options, which Mr. Johnson received upon joining the Company in November 2012 as our director and as executive chairman of Aquamed Technologies, Inc:

●	options to purchase 2,590,000 shares of common stock at an exercise price of $0.10 per share, which vested and became exercisable on November 29, 2012;
●	options to purchase 2,590,000 shares of common stock at an exercise price of $0.15 per share, which vest and become exercisable on November 29, 2013; and
●	options to purchase 2,590,000 shares of common stock at an exercise price of $0.20 per share, which vest and become exercisable on November 29, 2014.

The employment agreement also contains certain confidentiality, non-solicitation and non-disparagement requirements for Mr. Johnson.

The Company has the right to terminate the employment agreement at any time for cause. “Cause” is defined as Mr. Johnson’s commission of any of the following: an act of theft, embezzlement or fraud; an act of intentional dishonesty or willful misrepresentation of a material nature; any willful misconduct with regard to us; a material breach of any fiduciary duties owed to us; conviction of, or pleading nolo contendere or guilty to, a felony or misdemeanor (other than a traffic infraction) that is reasonably likely to cause damage to us or our reputation; a material violation of our written policies, standards or guidelines that is not cured within 30 days; refusal to perform the material duties and responsibilities required by the employment agreement, subject to a 30 day cure period; and a material breach of the employment agreement or any other agreement to which Mr. Johnson and we are parties that is not cured within 30 days. The employment agreement may also be terminated by either party at any time without cause upon 30 days written notice, and by Mr. Johnson with good reason upon 90 days written notice, which shall include a 30 day cure period. “Good Reason” is defined as the occurrence, without Mr. Johnson’s prior written consent, of a material reduction in base salary, a material diminution in title, duties, responsibility or authority, relocation of his primary office to an office located 35 miles from the office in Langhorne, Pennsylvania, a material breach by us of any agreement with Mr. Johnson or failure by us to have any successor assume the employment agreement.

If Mr. Johnson is terminated by reason of death or disability, we will pay to him or his estate or a pro rata portion of any earned, but unpaid, bonus for services rendered during the year preceding the date of termination. If Mr. Johnson’s employment is terminated by us without cause or by him with good reason, subject to compliance with the confidentiality, non-solicitation and non-disparagement requirements of the employment agreement and the execution of a release of claims, (i) we will pay him an amount equal to the sum of 24 months base salary; (ii) either his pro rata bonus for the year if termination of employment is in the first two years of the term, or two years of bonus calculated at the target bonus level (payable over 24 months) if termination is after the first two years of the term ; (iii) all outstanding stock options and other equity awards granted to Mr. Johnson will vest, to the extent not previously vested, and the stock options will remain exercisable for three months; and (iv) we will provide continued healthcare coverage until the earlier of (x) the expiration of the severance period, or (y) the date that Mr. Johnson’s “COBRA” coverage terminates or expires or (z) the date that Mr. Johnson obtains new employment that offers substantially similar health benefits.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2012.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
David Stefansky	1,000,000 (1)	-	0.145	12/9/20
David Stefansky	3,000,000 (2)	-	0.145	12/9/20
David Stefansky	1,000,000 (3)	-	0.145	12/9/20
David Stefansky	1,666,667 (4)	-	0.210	3/1/21
David Stefansky	-	1,666,666 (2)	0.200	5/31/22
David Stefansky	-	1,666,667 (2)	0.200	5/31/22
David Stefansky	-	1,666,667 (2)	0.200	5/31/22
David Stefansky	-	166,666 (2)	0.200	5/31/22
David Stefansky	-	166,667 (2)	0.200	5/31/22
David Stefansky	-	166,667 (2)	0.200	5/31/22
Richard Rosenblum	1,000,000 (1)	-	0.145	12/9/20
Richard Rosenblum	3,000,000 (2)	-	0.145	12/9/20
Richard Rosenblum	1,000,000 (3)	-	0.145	12/9/20
Richard Rosenblum	1,666,667 (4)	-	0.210	3/1/21
Richard Rosenblum	-	1,666,666 (2)	0.200	5/12/22
Richard Rosenblum	-	1,666,667 (2)	0.200	5/12/22
Richard Rosenblum	-	1,666,667 (2)	0.200	5/12/22
Richard Rosenblum	-	166,666 (2)	0.200	5/12/22
Richard Rosenblum	-	166,667 (2)	0.200	5/12/22
Richard Rosenblum	-	166,667 (2)	0.200	5/12/22
Steven Berger	500,000 (5)	-	0.145	12/9/20
Steven Berger	250,000 (3)	-	0.145	12/9/20
Steven Berger	250,000 (6)	-	0.145	12/9/20
Steven Berger	500,000 (7)	-	0.100	11/27/17
James Sapirstein	0	9,286,408 (8)	0.100	11/05/22
James Sapirstein					3,095,469 (9)	$154,773.45 (10)

(1)
These options vested and became exercisable on December 9, 2010.  These options were awarded for Mr. Stefansky’s and Mr. Rosenblum’s, as applicable, contributions to our success and as an incentive to continue to make such contributions in the future.

(2)
Pursuant to and effective the date of their executive employment agreements, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable.  In addition, stock options to purchase 5,500,000 shares of common stock were granted and will vest in equal amounts on the first, second and third anniversaries of the date of grant.

(3)	These options vested and became exercisable on January 3, 2011 when our board of directors fully complied with the Corporate Governance Requirements set forth in Sections 801-809 of NYSE MKT Rules.

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

(7)
These options vested and became exercisable on November 27, 2012.  These options were awarded for Mr. Berger’s contributions to our success and as an incentive to continue to make such contributions in the future.

(8)
These options were granted on November 8, 2012 pursuant to his executive employment agreement dated September 28, 2012.  The options vest in one third increments on the first, second and third anniversaries of the date of grant.

(9)
Represents RSUs granted on November 8, 2012 pursuant to his executive employment agreement dated September 28, 2012.  The RSUs vest if and to the extent that the following goals are achieved on or before the third anniversary of the date of grant: (1) 50% of the restricted stock units upon the achievement of a market cap in excess of $50 million; (2) an additional 25% upon the achievement of a market cap in excess of $100 million; and (3) the remainder upon the achievement of a market cap in excess of $200 million.

(10)	Computed by multiplying $0.05, which was the closing market price of our common stock on December 31, 2013, by the number of unvested RSUs.

2001 Incentive Stock Purchase Plan

Our 2001 Incentive Stock Purchase Plan, which expired on July 12, 2011, provided shares for option grants to employees, directors and others. The purpose of our 2001 Incentive Stock Purchase Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under our 2001 Incentive Stock Purchase Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long-term incentive awards. Our 2001 Incentive Stock Purchase Plan is administered by our board of directors. Options granted under the option plan generally vest over two to five years or as otherwise determined by our board of directors, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

2011 Long-Term Incentive Plan

Our Board of Directors adopted the 2011 Long-Term Incentive Plan on November 7, 2011, which was approved by our shareholders at our 2011 annual meeting held on December 19, 2011. The purpose of our 2011 Long-Term Incentive Plan is to enable us to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. Our 2011 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. Our 2011 Long-Term Incentive Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Our 2011 Long-Term Incentive Plan is administered by our board of directors. A total of 80,000,000 shares of common stock are reserved for award under the stock option plan of which 46,020,000 were available for future issuance as of December 31, 2012.

Change of Control Agreements

We do not currently have any plans providing for the payment of retirement benefits to our officers or directors, other than as described under “Agreements with Executive Officers” above.

We do not currently have any change-of-control or severance agreements with any of our executive officers or directors, other than as described under “Agreements with Executive Officers” above. In the event of the termination of employment of the named executive officers, any and all unexercised stock options shall expire and no longer be exercisable after a specified time following the date of the termination, other than as described under “Agreements with Executive Officers” above.

Compensation of Directors

Effective January 1, 2012, cash remuneration was suspended and directors are now issued options in our 2011 Long-Term Incentive Plan in lieu of cash.  We also reimburse our directors for any actual expenses incurred in connection with services as a director.

Our board of directors determines the non-employee directors’ compensation for serving on our board of directors and its committees. In establishing director compensation, our board of directors is guided by the following goals:

●	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
●	compensation should align the directors’ interests with the long-term interests of shareholders; and
●	compensation should assist with attracting and retaining qualified directors.

The table below outlines director compensation for the fiscal year ended December 31, 2012, other than for Messrs. Rosenblum and Stefansky.

Name	Option awards aggregate grant date fair value (1) (2)		Total
David Ian Johnson	$301,670		$292,670
Jerome Zeldis	$1,613,730	(3)	$1,616,320
Michael Goldberg	$3,600		$3,600
Joseph Leone	$91,750		$91,750
Kenneth Pearsen	$8,250		$8,250
Joseph Sierchio	$3,600		$3,600
Jeffrey Sklar	$40,450		$40,450
Nachum Stein	$3,600		$3,600
Kenneth Londoner	$207,400	(4)	$207,400

(1)
This column represents the aggregate grant date fair value of stock options granted in 2012 in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 3. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 10. Stock Options” to our audited financial statements for the fiscal year ended December 31, 2012 included in this Annual Report on Form 10-K.

(2)
For his service from January 1, 2012 through June 30, 2012, each non-employee member of the board received, in lieu of cash, a 10 year option to purchase 75,000 shares of common stock at an exercise price of $0.10 per share. For their additional services, Mr. Sklar, chairman of the compensation committee, and Mr. Leone, chairman of the audit committee, were instead granted a 10 year option to purchase 100,000 and 200,000 shares, respectively, of common stock at an exercise price of $0.10 per share. On November 27, 2012, we made option grants to purchase the following shares of common stock, each with an exercise price of $0.10, a term of five years and immediate vesting: Mr. Leone – 2,650,000 shares; Mr. Londoner – 2,650,000 shares; Mr. Sklar – 1,150,000 shares; Dr. Zeldis – 150,000 shares; and Dr. Pearsen – 150,000 shares.  Cash remuneration remains suspended.

(3)
On May 17, 2012, in connection with his appointment to the board, we granted Dr. Zeldis options to purchase 23,200,000 shares of common stock, with a term of ten years and the following exercise prices and vesting schedule: (i) options to purchase 3,480,000 shares have an exercise price of $0.10 per share and vested immediately; (ii) options to purchase 2,320,000 shares have an exercise price of $0.10 per share and were to vest upon the delivery of a written three year strategic plan to the Company (with respect to which Mr. Zeldis actively assisted) that identifies five disease states and applications for drugs that can be delivered to treat these diseases through the Company’s hydrogel platform, provided that the report was delivered by February 17, 2013; (iii) options to purchase 2,320,000 shares have an exercise price of $0.10 per share and were to vest upon the two year anniversary of the Company hiring a chief medical officer identified by Dr. Zeldis, provided that the chief medical officer was hired by November 17, 2012; (iv) options to purchase 4,640,000 shares have an exercise price of $0.15 per share and vest vest upon the delivery of a written clinical program to the Company (in which Dr. Zeldis actively assisted) with respect to the completion of U.S. Food and Drug Administration trials to approve the delivery of an API delivered through our hydrogel platform, provided such clinical program is delivered by May 17, 2013; (v) options to purchase 4,640,000 shares have an exercise price of $0.15 and vest upon the Company entering into a co-licensing agreement to develop a product that provides for the delivery of an API using our hydrogel platform, provided such co-licensing agreement is entered into by November 17, 2013, and (vi) options to purchase 5,800,000 shares have an exercise price of $0.15 and vest upon (a) Dr. Zeldis’ delivery of a written strategic plan to the Company with respect to HepaMate and (b) HepaLife BioSystems, Inc. completing a financing resulting in gross proceeds of at least $2,500,000, provided such strategic plan is delivered and such financing occurs by May 17, 2013.

On November 27, 2012, in connection with his appointment  as non-executive chairman of the board, we granted Dr. Zeldis options to purchase 20,000,000 shares of common stock, with an exercise price of $0.20 per share, with vesting as follows: (i) options to purchase 2,500,000 shares vested immediately; (ii) options to purchase 7,500,000 shares vest in three equal annual installments, with the first installment becoming exercisable on November 27, 2013, the second installment becoming exercisable on November 27, 2014 and the third installment becoming exercisable on November 27, 2015, (iii) options to purchase 2,500,000 shares vest upon the closing of a transaction pursuant to which we (a) acquire control of, or (b) enter into a partnership, joint venture or similar arrangement with one or more entities engaged in the wound care, topical delivery or systemic therapeutics business or any other business line of the Company (“Strategic Transaction”), and such Strategic Transaction is approved by our board of directors; (iv) options to purchase 5,000,000 shares vest upon the listing of the common stock on a U.S. national securities exchange (e.g., NYSE MKT LLC, The Nasdaq Stock Market LLC , the New York Stock Exchange) by September 30, 2013; and (v) options to purchase 2,500,000 shares vest immediately upon the closing of a sale, spin-off or other disposition of either our wound care or bioartificial liver system businesses by December 31, 2013 or at a target date specified by our board of directors after considering the current business environment.

(4)
On May 15, 2012, in connection with his appointment to the board, we granted Mr. Londoner options to purchase 2,500,000 shares of common stock, with an exercise price of $0.10 per share, a term of ten years, and vesting as follows: (i) options to purchase 250,000 vested on May 15, 2012; (ii) options to purchase 500,000 shares vested upon the Company’s formation of a scientific advisory board that is comprised of at least five leading doctors and clinicians; (iii) options to purchase 500,000 of the optioned shares vested upon the Company hiring a chief executive officer; and (iv) options to purchase 1,250,000 shares were to vest upon the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, provided the Company reports on such filing as having consolidated gross revenue of at least $10,000,000.

We have no other arrangements pursuant to which any of our directors were compensated during the year ended December 31, 2012 for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the caption “Equity Compensation Plan Information” in Part II, Item 5, above, of this Annual Report on Form 10-K and is incorporated by reference herein.

The following tables set forth, as of March 28, 2013 (unless otherwise specified), the number and percentage of shares of our common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock and (ii) each of our directors, each of our named executive officers and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (SEC). Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us. In computing the number of shares of common stock beneficially owned by a person and the beneficial ownership percentage of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 28, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership of our common stock is based upon 263,899,966 shares of common stock outstanding as of March 28, 2013. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o Alliqua, Inc., 850 Third Avenue, Suite 1801, New York, New York 10022.

Person or Group	Number of Shares of Common Stock		Percent
5% Owners
Harborview Advisors, LLC	15,727,394	(1)	5.9%

Frost Gamma Investments Trust	25,761,618	(2)	9.8%
4400 Biscayne Blvd.
Miami, Florida 33137

Officers and Directors
David Johnson	16,040,763	(3)	5.7%
Steven Berger	2,750,667	(4)	1.0%
James Sapirstein	-		-
Jerome Zeldis	8,599,136	(5)	3.2%
Joseph M. Leone	4,043,828	(6)	1.5%
Kenneth Londoner	6,240,000	(7)	2.3%
Kenneth D. Pearsen	475,000	(8)	*
Richard Rosenblum	28,967,200	(9)	10.6%
David Stefansky	34,752,392	(10)	12.6%
Jeffrey Sklar	3,030,000	(11)	1.1%
Directors and executive officers as a group (10 persons)	87,111,592		27.4%

* Represents less than 1%

(1)
Comprised of (i) 14,227,394 shares of our common stock owned directly by Harborview Value Master Fund, L.P. and (ii) 1,500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable. Harborview Advisors, LLC is the general partner of Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(2)	This information is based on a Schedule 13G/A filed on April 3, 2012.

(3)
Comprised of (i) 617,284 shares of our common stock owned directly by Mr. Johnson, (ii) 14,806,195 shares of our common stock issuable to Mr. Johnson upon the exercise of certain vested stock options, and (iii) 617,284 shares of common stock issuable upon exercise warrants held by Mr. Johnson.

(4)	Comprised of (i) 1,250,667 shares of our common stock owned directly by Mr. Berger, and (ii) 1,500,000 shares of our common stock issuable to Mr. Berger upon exercise of vested stock options.

(5)
Comprised of (i) 1,234,568 shares of our common stock owned directly by Dr. Zeldis, (ii) 6,130,000 shares of our common stock issuable to Dr. Zeldis upon the exercise of the vested portion of certain stock options, and (iii) 1,234,568 shares of common stock issuable upon exercise of warrants held by Dr. Zeldis.

(6)
Comprised of (i) 546,914 shares of our common stock owned directly by Mr. Leone, (ii) 3,100,000 shares of our common stock issuable to Mr. Leone upon the exercise of certain vested stock options, and (iii) 396,914 shares of common stock issuable upon exercise warrants held by Mr. Leone.

(7)
Comprised of (i) 1,640,000 shares of our common stock owned directly by Mr. Londoner, (ii) 3,900,000 shares of our common stock issuable to Mr. Londoner upon the exercise of the vested portion of certain stock options, and (iii) 700,000 shares of common stock issuable upon exercise of a warrant held by Mr. Londoner.

(8)	Comprised of shares issuable upon exercise of vested options.

(9)
Comprised of (i) 14,227,394 shares of our common stock owned directly by Harborview Value Master Fund, L.P., (ii) 2,310,000 shares of common stock owned directly by Harborview Capital Management, LLC, (iii) 3,028,571 shares of our common stock owned directly by Mr. Rosenblum, (iv) 617,284 shares of our common stock owned directly by The Corbran, LLC, an entity controlled by Mr. Rosenblum, (v) 6,666,667 shares of our common stock issuable to Mr. Rosenblum upon the exercise of the vested portion of certain stock options, (iv) 617,284 shares of common stock issuable upon exercise of a warrant held by The Corbran, LLC that is currently exercisable, and (v) 1,500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable. Harborview Advisors, LLC is the general partner of Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and Harborview Capital Management, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(10)
Comprised of (i) 14,227,394 shares of our common stock owned directly by Harborview Value Master Fund, L.P., (ii) 2,310,000 shares of common stock owned directly by Harborview Capital Management, LLC, (iii) 6,931,047 shares of our common stock owned directly by Mr. Stefansky, (iv) 6,666,667 shares of our common stock issuable to Mr. Stefansky upon the exercise of the vested portion of certain stock options, (iv) 3,117,284 shares of common stock issuable upon exercise of warrants held by Mr. Stefansky that are currently exercisable, and (v) 1,500,000 shares of our common stock issuable to Harborview Value Master Fund, L.P. upon exercise of warrants that are currently exercisable. Harborview Advisors, LLC is the general partner of Harborview Value Master Fund, L.P. and has sole voting and dispositive power over the securities. Richard Rosenblum and David Stefansky are the managing members of Harborview Advisors, LLC and Harborview Capital Management, LLC and disclaim beneficial ownership of the reported securities, except to the extent of any pecuniary interest in the securities.

(11)
Comprised of (i) 1,000,000 shares of our common stock owned directly by Mr. Sklar, (ii) 30,000 shares of our common stock held in a custodial account for a child, of which Mr. Sklar disclaims beneficial ownership, (iii) 1,500,000 shares of our common stock issuable to Mr. Sklar upon exercise of vested stock options, and (iv) 500,000 shares of our common stock issuable to Mr. Sklar upon exercise of a warrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lease of Office Space.  During 2011, we paid Harborview Capital Management, LLC, with respect to which Richard Rosenblum and David Stefansky are managing members, $14,000 per month for the provision by Harborview Capital Management, LLC to us of office space, secretarial services and conference facilities.  This agreement was amended as of December 1, 2011 and no further cash payments are to be made to Harborview Capital Management, LLC for the use of office space.  In lieu of cash, Harborview Capital Management, LLC was granted 2,000,000 shares of common stock for the use of office for the period December 1, 2011 and ending December 31, 2012.

Private Placements. On February 16, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 21,000,000 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 10,500,000 shares of common stock at an exercise price of $0.069 per share, in exchange for aggregate consideration of $1,050,000. The investors in this private placement transaction included Harborview Value Master Fund, L.P., which purchased 1,000,000 units at a price per unit of $0.05, for an aggregate purchase price of $50,000, Jeffrey Sklar, who purchased 1,000,000 units at a price per unit of $0.05, for an aggregate purchase price of $50,000, and Michael M. Goldberg, M.D., who purchased 2,000,000 units at a price per unit of $0.05, for an aggregate purchase price of $100,000. Each unit consisted of 1 share of common stock and a warrant to purchase 0.5 of a share of common stock.  Each of Richard Rosenblum and David Stefansky hold a 50% interest in and are the managing members of Harborview Advisors, LLC, the investment manager of Harborview Value Master Fund, L.P.

On August 14, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 5,300,000 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 2,650,000 shares of common stock at an exercise price of $0.05 per share, in exchange for aggregate consideration of $265,000. The investors in this private placement transaction included Mr. Stefansky, who purchased 2,000,000 units at a price per unit of $0.05, for an aggregate purchase price of $100,000, Mr. Rosenblum, who purchased 1,500,000 units at a price per unit of $0.05, for an aggregate purchase price of $75,000, and Joseph Leone, who purchased 300,000 units at a price per unit of $0.05, for an aggregate purchase price of $15,000.

On November 8, 2012, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 16,300,000 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 16,300,000 shares of common stock at an exercise price of $0.05 per share, in exchange for aggregate consideration of $815,000. The investors in this private placement transaction included Harborview Value Master Fund, LP, which purchased 1,000,000 units at a price per unit of $0.05, through the conversion of a promissory note in the amount of $50,000; David Stefansky, who purchased 2,500,000 units at a price per unit of $0.05, for an aggregate purchase price of $125,000; and Kenneth Londoner, who purchased 400,000 units at a price per unit of $0.05, for an aggregate purchase price of $20,000.

On February 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 4,697,531 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 4,697,531 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $380,500.  The investors in this private placement transaction included Jerome Zeldis, M.D., Ph.D., who purchased 1,234,567 units at a price per unit of $0.081, for an aggregate purchase price of $100,000, David Johnson, David Stefansky and an affiliate of Richard Rosenblum, who each purchased 617,284 units at a price per unit of $0.081, for an aggregate purchase price of $50,000 each and Joseph Leone, who purchased 246,913 units at a price per unit of $0.081, for an aggregate purchase price of $20,000.

Director Independence

As of the date of this Report, because none of our securities is listed on a national securities exchange, we are not required to have a majority of independent directors. However, after considering all of the relevant facts and circumstances, our board of directors has determined that Messrs. Londoner,  Leone, Sklar and and Drs. Pearsen and  Zeldis are independent from our management and qualify as “independent directors” under the standards of independence set forth in Rule 303A.02 of the NYSE MKT Rules.

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

The following table presents aggregate fees for professional services rendered by Marcum LLP for the years ended December 31, 2012 and December 31, 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$123,000	$128,400
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$123,000	$128,400

Audit Fees

Audit fees for the years ended December 31, 2012 and 2011 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2012 and 2011. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Tax Fees

Marcum LLP did not provide any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2012 and 2011.

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

3.   Exhibits

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIQUA, INC.

Date: April 16, 2013	By:	/s/
David Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Chief Executive Officer and Director (principal executive officer)	April 16, 2013
David Johnson

	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	April 16, 2013
Steven Berger

	Chairman of the Board of Directors	April 16, 2013
Jerome Zeldis, M.D., Ph.D.

	Director	April 16, 2013
Joseph Leone

	Director	April 16, 2013
Kenneth Londoner

	Director	April 16, 2013
Kenneth Pearson, M.D.

	Director	April 16, 2013
Richard Rosenblum

	Director	April 16, 2013
Jeffrey Sklar

	Director	April 16, 2013
David Stefansky

Index to Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of May 11, 2010, by and among the Company, HT Acquisition Corp. and AquaMed Technologies, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed May 17, 2010.

2.2	Certificate of Merger, dated May 11, 2010, by and between AquaMed Technologies, Inc. and HT Acquisition Corp., incorporated by reference to Exhibit 2.2 to the Form 8-K filed May 17, 2010.

3.1*	Composite Articles of Incorporation of Alliqua, Inc.

3.2	Amended and Revised Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 10, 2010.

4.1	Form of Series E Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 17, 2010.

4.2	Form of Series F Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 17, 2010.

4.3	Investor Warrant Issued March 2, 2011, incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 3, 2011.

4.4	Placement Agent Warrant Issued March 2, 2011, incorporated by reference to Exhibit 10.3 to the Form 8-K filed March 3, 2011.

4.5	Form of Warrant used in connection with February 16, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 21, 2012.

4.6	Form of Warrant used in connection with August 14, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 16, 2012.

4.7	Form of Warrant used in connection with November 8, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012.

4.8	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.

9.1
Stockholder Voting Agreement and Irrevocable Proxy, dated as of May 11, 2010, by and among the Company, Harborview Master Fund LP and certain stockholders signatory thereto, incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 17, 2010.

10.1+	2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form S-8 filed on May 8, 2003.

10.2*+	Form of Nonstatutory Stock Option Agreement under the 2001 Incentive Stock Purchase Plan.

10.3*+	Form of Incentive Stock Option Agreement under the 2001 Incentive Stock Purchase Plan.

10.4	Form of Subscription Agreement, filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2010.

10.5+	Form of Offer Letter, incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 5, 2011.

10.6+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.

10.7	Securities Purchase Agreement, dated as of March 2, 2011, by and between the Company and the purchasers identified therein, filed as Exhibit 10.1 to the Form 8-K filed March 3, 2011.

10.8
Executive Office Lease Agreement, dated as of November 1, 2010, by and between the Company and Harborview Capital Management, LLC, incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 31, 2011.

10.9
Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.10
Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.11+	Alliqua, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2011.

10.12
Amendment, dated as of January 11, 2012, to the Executive Office Lease Agreement, dated as of November 1, 2010, by and between the Company and Harborview Capital Management, LLC., incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 18, 2012.

10.13	Form of Securities Purchase Agreement, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 21, 2012.

10.14+	Executive Employment Agreement, dated as of May 16, 2012, by and between the Company and Richard Rosenblum, incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2012.

10.15+	Executive Employment Agreement, dated as of May 31, 2012, by and between the Company and David Stefansky, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 5, 2012.

10.16
Securities Purchase Agreement, dated as of August 14, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 16, 2012.

10.17+	Executive Employment Agreement, dated September 28, 2012, by and between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 3, 2012.

10.18
Securities Purchase Agreement, dated as of November 8, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012.

10.19*+	Nonqualified Stock Option Agreement, dated as of May 16, 2012, by and between the Company and Richard Rosenblum.

10.20*+	Nonqualified Stock Option Agreement, dated as of May 31, 2012, by and between the Company and David Stefansky.

10.21*+	Nonqualified Stock Option Agreement, dated as of November 8, 2012, by and between the Company and James Sapirstein.

10.22*+	Restricted Stock Unit Award, dated as of November 8, 2012, by and between the Company and James Sapirstein.

10.23*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jerome Zeldis.

10.24*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Joseph Leone.

10.25*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Ken Londoner.

10.26*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jeffrey Sklar.

10.27*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Steven Berger.

10.28*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jerome Zeldis.

10.29*+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Kenneth Pearsen.

10.30*+	Nonqualified Stock Option Agreement, dated as of November 29, 2012, by and between the Company and David Johnson.

10.31+	First Amendment to the Alliqua, Inc. 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.

10.32*+	Form of Nonstatutory Stock Option Agreement under the 2011 Long-Term Incentive Plan.

10.33*+	Form of Incentive Stock Option Agreement under the 2011 Long-Term Incentive Plan.

10.34+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.

10.35+
First Amendment to Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 7, 2013.

10.36+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.

10.37+	Nonqualified Stock Option Agreement in favor of David Johnson, incorporated by reference to Exhibit 10.4 to the Form 8-K filed February 7, 2013.

10.38
Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm to the Form 10-K.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

* Filed herewith.

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