Form 10-Q
period 2013-03-31
Alliqua, Inc.
filed 2013-05-15
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ [Until you file your 10-K with signatures, you can’t check “yes” to this]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 14, 2013 was 273,924,657.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$28,690	$260,357
Accounts Receivable	183,301	108,866
Due from Employees	7,808	7,808
Inventories	349,488	319,326
Prepaid Expenses	143,400	185,839
Total Current Assets	712,687	882,196

Property and Equipment, net	1,839,277	1,915,179

Intangibles, net	10,241,667	10,329,167

Goodwill	425,969	425,969

Other Assets	174,640	174,640

Total Assets	$13,394,240	$13,727,151

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$803,185	$613,141
Accrued Expenses	329,115	249,728
Deferred Income	39,000	39,000
Deferred Rent Payable	2,442	-
Warrant Liability	1,198,800	605,737
Total Current Liabilities	2,372,542	1,507,606

Long-term Liabilities
Deferred Rent Payable	23,468	24,891
Deferred Tax Obligation	47,000	44,000
Total Liabilties	2,443,010	1,576,497

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 263,899,966 shares issued and outstanding at March 31, 2013 and 259,202,434 shares issued and outstanding at December 31, 2012	263,902	259,204
Additional paid-in capital	35,911,560	34,531,847
Shares to be issued	100,000	-
Subscription receivable	-	(20,000)
Accumulated deficit	(25,324,232)	(22,620,397)
Total Stockholders' Equity	10,951,230	12,150,654
Total Liabilities and Stockholders' Equity	$13,394,240	$13,727,151

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue, net	$391,797	$195,601

Cost of Sales	465,522	451,615

Gross Loss	(73,725)	(256,014)

Operating Expenses
General and Administrative (inclusive of stock based compensation of $991,911 and $191, respectively)	2,031,023	499,202
Research and Product Development	1,629	113,212
Total Operating Expenses	2,032,652	612,414

Loss from operations	(2,106,377)	(868,428)

Other Income (Expense)
Interest Expense	(1,424)	(739)
Other Income	-	316
Interest Income	29	-
Change in Value of Warrant Liability	(593,063)	-
Loss before provision for income taxes	(2,700,835)	(868,851)

Income Tax Provision	3,000	3,000

Net Loss	$(2,703,835)	$(871,851)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.00)

Weighted-Average Shares Outstanding -
basic and diluted	261,185,836	221,216,720

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2013

	Common Stock		Additional Paid-in	Shares To	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Be Issued	Receivable	Deficit	Equity

Balance, December 31, 2012	259,202,434	$259,204	$34,531,847	$-	$(20,000)	$(22,620,397)	$12,150,654

Issuance of common stock to related party for cash, February 2013	4,697,532	4,698	375,802	-	-	-	380,500

Funds received for common stock issued in April 2013	-	-	-	100,000	-	-	100,000

Receipt of subscription receivable	-	-	-	-	20,000	-	20,000

Share based compensation	-	-	991,911	-	-	-	991,911

Fair value of rent provided by related party	-	-	12,000	-	-	-	12,000

Net loss	-	-	-	-	-	(2,703,835)	(2,703,835)

Balance, March 31, 2013	263,899,966	$263,902	$35,911,560	$100,000	$-	$(25,324,232)	$10,951,230

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(2,703,835)	$(871,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	163,402	160,937
Reserve for Obsolete Inventory	(4,363)	8,714
Share Based Compensation	991,911	191
Change in Value of Warrant Liability	593,063	-
Fair Value of Rent Provided by related party	12,000	-
Deferred Rent	1,019	1,019
Changes in Operating Assets and Liabilities:
Accounts Receivable	(74,435)	7,140
Inventory	(25,799)	16,103
Deposits and Prepaid Expenses	42,439	(21,360)
Accounts Payable and Accrued Expenses	269,431	61,199
Deferred Tax Liability	3,000	3,000
Deferred Revenue	-	39,000
Net Cash Used in Operating Activities	(732,167)	(595,908)

Cash flows from investing activities
Purchase of Property and Equipment	-	(5,115)
Net Cash Used by Investing Activities	-	(5,115)

Cash Flows From Financing Activities
Proceeds From Common Shares to be Issued	100,000	-
Proceeds From Sale of Common Shares	400,500	987,025
Net Cash Provided by Financing Activities	500,500	987,025

Net Increase (Decrease) in Cash and Cash Equivalents	(231,667)	386,002

Cash and Cash Equivalents - Beginning of year	260,357	260,111

Cash and Cash Equivalents - End of year	$28,690	$646,113

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,424	$739
Non-cash investing and financing activities
Common Stock issued to related party for rent	$-	$100,000

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013.

Note 3 – Liquidity

The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company’s cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

Note 3 – Liquidity (continued)

During the three months ended March 31, 2013, the Company received $500,500 of financing through the following financing activities.  On February 15, 2013, the Company received $20,000 for the subscription receivable as of December 31, 2012.  On February 22, 2013, the Company received $380,500 through a common equity issuance as detailed in Note 8.  On March 6, 2013, the Company received $100,000 for a securities purchase agreement which closed on April 22, 2013.  The Company continues to raise additional financing through common equity issuances as follows:

●
On April 11, 2013, the Company sold 2,913,580 shares of common stock including five year warrants to purchase 2,913,580 shares of common stock at an exercise price of $0.097 for total net proceeds of $198,900.

●
On April 22, 2013, the Company sold 7,111,111 shares of common stock including five year warrants to purchase 7,111,111 shares of common stock at an exercise price of $0.097 for total net proceeds of $520,900.

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

Future financings are likely to be dilutive to existing stockholders and the terms of securities issued may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities it may issue, such as convertible notes and warrants, which may adversely impact the Company’s financial condition.

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

The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Note 4 – Summary of Significant Accounting Policies

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

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company continually monitors events and changes in circumstances that could indicate that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment may exist as of March 31, 2013.

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

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment may exist as of March 31, 2013.

Note 4 – Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the three months ended March 31, 2013, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes.

Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of March 31, 2013.

Common stock purchase warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required. The Company’s free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a Securities Purchase Agreement on November 8, 2012. The Company evaluated the common stock purchase warrants to assess their proper classification in the condensed consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2013. The Company re-measures warrant liabilities at each reporting date, with changes in fair value recognized in earnings for each reporting period.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, lines of credit and other liabilities approximate fair value based on the short-term maturity of these instruments.

Note 4 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Accounting guidance defines fair value as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, Accounting guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Accounting guidance permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the Merger. Common stock equivalents, consisting of warrants, stock options and restricted stock units, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants and vesting of restricted stock units are as follows:

	As of
	March 31, 2013	December 31, 2012

Stock Options	112,000,937	102,104,742
Warrants	48,631,532	43,934,000
Non-vested Restricted Stock Units	3,095,469	3,095,469
Total	163,727,938	149,134,211

Note 5 – Inventories

Inventories consist of the following:	As of
	March 31, 2013	December 31, 2012
Raw materials	$224,211	$209,820
Work in process	43,902	25,119
Finished goods	94,662	102,037
Less: Inventory reserve	(13,287)	(17,650)
Total	$349,488	$319,326

Note 6 – Technology and Customer Relationships

Technology and customer relationships consist of the following:

	In-Process Research & Development	Technology	Customer Relationships	Total	Accumulated Amortization	Net

Balance as of January 1, 2013	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,370,833)	$10,329,167

Deletions	-	-	-	-	(87,500)	(87,500)

Balance as of March 31, 2013	$8,100,000	$3,000,000	$600,000	$11,700,000	$(1,458,333)	$10,241,667

Weighted average amortization period at March, 2013 (in years)		5.9	7.9

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 for the three months ended March 31, 2013 and 2012. IPR&D technology represents HepaMate™ patented biotech technologies acquired in the Merger which currently have no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. HepaMate™ is an extracorporeal (outside the body), temporary liver support system designed to provide ‘whole’ liver function to patients with acute or severe liver failure. Unlike conventional technologies which use mechanical methods to perform rudimentary filtration of a patient’s blood or partially detoxify blood by using albumin or sorbents, HepaMate™ combines the process of removing toxins from the patient’s blood (detoxification) with concurrent biologic liver cell therapy. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of March 31, 2013, there were no indicators that required us to perform an intangible assets impairment review.

Note 7 – Commitments and Contingencies

Executive Employment Agreement

On February 5, 2013, the Company entered into an Executive Employment Agreement with the Chief Executive Officer of Alliqua, Inc. The Employment Agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the Employment Agreement, the CEO is entitled to an annual salary of $350,000, which may be increased, but not decreased, at the Board’s discretion. He is also eligible to receive an annual bonus of up to 100% of base salary, provided that he is employed with the Company on December 31 of the year to which the bonus relates. The amount of the annual bonus, if any, will be determined based upon the achievement of certain performance criteria. In addition, the company issued to the executive 12,216,195 nonqualified stock options to purchase the equivalent of three percent of the Company’s total outstanding common stock: (determined on a fully-diluted basis as of February 4, 2013), with the following terms (A) an exercise price equal the fair market value of a share of common stock on the date of grant; (B) immediate vesting; and (C) a term of 10 years.

On May 31, 2012 the Company entered into a three year executive employee agreement retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. If the executive is terminated without cause after January 1, 2013, he would be entitled to twelve monthly payments of salary as well as immediate vesting of any unvested options. On November 27, 2012, the executive resigned from his position. The Company and the executive are currently negotiating the terms of a severance agreement. As of March 31, 2013, $100,000 of accrued compensation was included in accrued expenses pursuant to the agreement.

On May 16, 2012 the Company entered into a three year executive employee agreement retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. If the executive is terminated without cause after January 1, 2013, he would be entitled to twelve monthly payments of salary as well as immediate vesting of any unvested options. On November 27, 2012, the executive resigned from his position. The Company and the executive are currently negotiating the terms of a severance agreement. As of March 31, 2013, $100,000 of accrued compensation was included in accrued expenses pursuant to the agreement.

Consulting Agreements

The Company currently has various consulting agreements for management consulting, marketing, public relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates.

Note 7 – Commitments and Contingencies (continued)

Cooperative and License Agreements (continued)

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

USDA, ARS License. On November 20, 2007, Alliqua exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. License maintenance fees charged to general and administrative expenses for the three months ended March 31, 2013 and 2012 were $3,157 and $10,000, respectively. The Company is finalizing its renewal application and plans to submit it shortly.

On July 15, 2011, the Company, under its subsidiary Alliqua Biomedical, Inc., entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua Biomedical, Inc. has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to general and administrative expenses for the three months ended March 31, 2013 and 2012 were $50,000 and $12,500, respectively.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of March 31, 2013.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the board of directors. As of March 31, 2013, no shares of preferred stock are issued or outstanding.

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of March 31, 2013, 263,899,966 shares were issued and outstanding. The holders of the common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Note 8 – Stockholders’ Equity (continued)

Common Stock and Warrants (continued)

On February 15, 2013, the Company received $20,000 for the subscription that was receivable as of December 31, 2012.  On February 22, 2013, the Company sold 4,697,532 shares of common stock including five year warrants to purchase 4,697,532 shares of common stock at an exercise price of $0.097 for total net proceeds of $380,500.  On March 6, 2013, the Company received $100,000 for a securities purchase agreement which closed on April 22, 2013.

The following table sets forth our warrants activity during the periods presented:

	Number of Shares Issuable	Weighted-Average Exercise Price

Balance January 1, 2012	13,567,201	$0.25
Granted	31,309,500	$0.06
Anti-Dilutive Adjustment	23,581	$1.17
Exercised	-	$-
Cancelled	(966,282)	$1.17
Balance December 31, 2012	43,934,000	$0.09
Granted	4,697,532	$0.10
Anti-Dilutive Adjustment	-	$-
Exercised	-	$-
Cancelled	-	$-
Balance March 31, 2013	48,631,532	$0.09

The following table sets forth the warrants granted during the three months ended March 31, 2013:

	Number of Shares Issuable	Weighted-Average Exercise Price

Issued in connection with February Securities Purchase Agreement	4,697,532	$0.097

At March 31, 2013, the Company valued the warrant liability for the Warrants using the Black-Scholes pricing-model (Level 3 inputs) which approximates the fair value measured using the Binomial Lattice Model containing the following assumptions: volatility of 99.91%, a risk-free rate of 0.77%, and a term of 4.6 years. The Company developed the assumptions that were used as follows:   The fair value of the Company’s common stock was obtained from publicly quoted prices. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility; the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future. The change in fair value of warrant liability for the three months ended March 31, 2012 was $593,063.

The warrant liability recorded at fair value is summarized below:

	2013	2012
Beginning balance as of January 1	$605,737	$-

Change in fair value of warrant liability	593,063	-

Ending balance as of March 31	$1,198,800	$-

On November 8, 2012, the Company issued 16,300,000 shares of common stock and 16,300,000 five year warrants to purchase common stock at $0.05 for gross proceeds of $815,000, of which $50,000 represented the conversion of debt. Pursuant to the securities purchase agreement, if the Company subsequently issues or sells common shares at a price lower than the $0.05 per share which was offered to the investors, each investor will be entitled to additional shares to match that lower price per their original investment. Palladium Capital Advisors, LLC, as placement agent, was paid a fee of $24,500 and issued a five year warrant to purchase 350,000 shares of common stock at an exercise price of $0.05. The securities purchase agreement contains the same covenants and penalties as the February 16, 2012 securities purchase agreement, described above.

The securities purchase agreements the Company entered into in 2012 contain a variety of contractual provisions, which include certain affirmative and negative covenants made by the Company. The Company’s covenants principally consist of a requirement to reserve sufficient authorized shares to issue upon the exercise of the related warrants, and, subject to certain exceptions, in the event the Company subsequently issues or sells common shares at a price lower than the purchase price per share which was offered to the investors, each investor will be entitled to additional shares such that the total purchase price paid by such investor, when divided by the number of shares held by such investor (including additional shares) equals the lower price.

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

Note 9 – Stock Options

Stock Option Plan

The Company maintains an active stock option plan that provides shares for option grants to employees, directors and others. A total of 80,000,000 shares of common stock have been reserved for award under the stock option plan, of which 36,123,805 were available for future issuance as of March 31, 2013. Options granted under the option plan generally vest over three years or as otherwise determined by the Board, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

On February 4, 2013, the Company granted 12,216,195 non-qualified stock options with an exercise price of $0.075 and an expiration date of February 4, 2023, pursuant to an executive employment agreement with the newly appointed Chief Executive Officer. These options were valued at $684,107 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100.6%, risk-free interest rate of 0.85% and an expected life of 5.0 years. These options have a ten year term and vested immediately on the grant date. The full value of $684,107 was expensed upon issuance.

On March 29, 2013, the Company approved an amendment to immediately vest 3,095,469 stock options which had been granted to James Sapirstein on November 8, 2012.  These options had previously been planned to vest on November 8, 2013.

Stock Based Compensation

During the three months ended March 31, 2013 and 2012, total stock option compensation expense charged to operations was $979,013 and $191, respectively, with $830,540 and $0 classified as salaries and benefits, respectively, and $122,697 and $191 included in director fees, respectively, and $25,776 and $0 included in consulting fees, respectively. At March 31, 2013, the unamortized value of employee stock options outstanding was approximately $1,395,092. The unamortized portion at March 31, 2013 will be expensed over a weighted average period of 1.64 years.

On February 17, 2013, 2,320,000 non-qualified stock options were cancelled due to performance goals not being achieved under the option agreement.

In addition, the Company has determined that 21,330,000 options, previously granted to directors and subject to performance milestones, are not expected to be achieved before their expiration dates and therefore the Company has ceased expensing these options in the current quarter.  10,440,000 of these options will expire and be cancelled on May 17, 2013.  5,000,000 options are due to expire on September 30, 2013 and the remaining options are not due to expire until the end of the year. The following are the options management deems unlikely will be achieved:

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options will vest and become exercisable immediately upon the delivery of a written clinical program to the Company for the successful completion of Phase I, II, and III trials with the U.S. Food and Drug Administration (the “FDA”) in order to gain approval for the delivery of an active pharmaceutical ingredient (an “API”) delivered through the Company’s hydrogel platform, provided such clinical program is delivered to the Company within twelve months of the grant date. The performance milestone will not be achieved and these options are will expire on May 17, 2013.

On May 17, 2012, the Company granted 5,800,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options will vest and become exercisable immediately upon (i) the newly appointed member delivering a written strategic plan to the Company that sets forth a plan to improve the Company’s HepaMate™ product for internal development, sale and rapid approval by the FDA and (ii) HepaLife BioSystems, Inc., a wholly owned subsidiary of the Company, completing an equity or equity linked financing or series of related equity or equity linked financings that result in gross proceeds to HepaLife BioSystems, Inc. of at least $2,500,000, provided such strategic plan is delivered to the Company and such financing occurs within twelve months of the grant date. The performance milestone will not be achieved and these options will expire on May 17, 2013.

On May 17, 2012, the Company granted 4,640,000 non-qualified stock options with an exercise price of $0.15 to a newly appointed member of the board. These options will vest and become exercisable immediately upon the Company entering into a co-licensing agreement with a third party for the joint development of a product that provides for the delivery of an API using the Company’s hydrogel platform, provided such co-licensing agreement is entered into by the Company within eighteen months of the grant date. Management has deemed it unlikely the performance milestone will be achieved and therefore has ceased expensing these options which are due to expire on November 17, 2013.

On November 27, 2012, the Company granted 5,000,000 non-qualified stock options with an exercise price of $0.20 to a newly appointed member of the board. These options will vest and become exercisable immediately upon the listing of the Common Stock on a U.S. national securities exchange by September 30, 2013. Management has deemed it unlikely the performance milestone will be achieved and therefore has ceased expensing these options which are due to expire on September 30, 2013.

On May 15, 2012, the Company granted 1,250,000 non-qualified stock options with an exercise price of $0.10 and an expiration date of May 15, 2022, to a certain member of its board. These options have a ten year term and will vest upon strategic events expected to occur within two years. Management has deemed it unlikely the performance milestones will be achieved and therefore has ceased expensing these options which are due to expire on March 31, 2014.

Note 9 – Stock Options (continued)

Stock Based Compensation (continued)

The Company has also reassessed the following 5,000,000 options, previously granted to directors and subject to performance milestones, and continues to believe that those milestones will achieved before their expiration dates.

On November 27, 2012, the Company granted 2,500,000 non-qualified stock options with an exercise price of $0.20 to a newly appointed member of the board. These options will vest and become exercisable immediately upon the closing of a transaction pursuant to which the Company acquires control of, or enters into a partnership, joint venture or similar agreement with one or more entities engaged in the wound care, topical delivery or systemic therapeutics business or any other business line of the Company which is approved by the Board.

On November 27, 2012, the Company granted 2,500,000 non-qualified stock options with an exercise price of $0.20 to a newly appointed member of the board. These options will vest and become exercisable immediately upon the closing of a sale, spin off or other disposition of either the Company’s wound care or bioartificial liver system businesses by December 31, 2013 or at a target date specified by the Board after considering the current business environment.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2013, is presented in the table below:

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Balance Outstanding January 1, 2013	102,104,742	0.15	8.75	$ -
Granted	12,216,195	0.08	-	-
Exercised	-	-	-	-
Cancelled	(2,320,000)	0.10	-	-
Balance Outstanding March 31, 2013	112,000,937	0.14	7.56	$183,243
Balance Exercisable March 31, 2013	54,669,998	0.12	7.93	$183,243

The following table sets forth information related to stock options at March 31, 2013:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

0.075	12,216,195	9.85	12,216,195
0.100	29,435,575	7.12	20,894,636
0.135	1,250,000	7.77	1,250,000
0.145	12,550,000	7.18	12,550,000
0.150	17,899,167	4.25	229,167
0.200	33,590,000	9.65	2,500,000
0.210	5,000,000	7.92	5,000,000
0.260	50,000	5.45	50,000
0.610	10,000	5.20	10,000
	112,000,937	7.93	54,669,998

The intrinsic value is calculated as the difference between the market value as of March 31, 2013, and the exercise price of the shares. The market value per share as of March 31, 2013 was $0.09 as reported on the Over the Counter Bulletin Board.

Because the Company does not have historical data on employee exercise behavior, the Company uses the "Simplified Method" to calculate the expected life of the employee stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

Note 9 – Stock Options (continued)

Restricted Stock Awards

On November 8, 2012, pursuant to an employee agreement, the Company’s CEO was awarded 3,095,469 shares of non-vested restricted stock units which may be converted into the number of shares of common stock of the Company equal to the number of restricted stock units, subject to the terms and conditions of the agreement. The restricted stock units will vest over three years and are subject to the Company’s achievement of certain market capitalization targets. The restricted stock units have a grant date fair value of $0.05 per unit with fair value being determined by the quoted market price of the Company’s common stock on the date of grant. Share based compensation related to the non-vested restricted stock units of $12,898 is included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2013, there was approximately $133,277 of unrecognized share based compensation expense related to these non-vested units, which will be recognized over the remaining vesting period of 2.60 years.

Note 10 – Related Party Transactions

On February 4, 2013, 12,216,195 non-qualified stock options were granted pursuant to an executive compensation agreement entered into with the CEO.

On February 15, 2013, the subscription receivable of $20,000 from a director was received.

On February 17, 2013, 2,320,000 non-qualified stock options were cancelled due to performance goals not being achieved under the agreement.

On February 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which were issued, in the aggregate, (i) 4,697,532 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 4,697,532 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $380,500. In connection with the Private Placement, each of Jerome Zeldis, David Johnson, David Stefansky, Joseph Leone and an affiliate of Richard Rosenblum invested $100,000, $50,000, $50,000, $20,000 and $50,000, respectively.

Note 11 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2013, three major customers accounted for approximately 87% of revenue, with each customer individually accounting for 63%, 14%, and 10%, respectively. Three major customers accounted for 68% of revenue for the three months ended March 31, 2012, with each customer individually accounting for 40%, 18%, and 10%.

Note 12 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

2013
Beginning balance as of January 1	605,737

Aggregate Value of warrants issued	-

Change in Fair Value of warrant liability	593,063

Ending balance as of March 31	1,198,800

Note 12 – Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$1,198,800

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000

Goodwill	N/A	N/A	$425,969

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

Note 13 – Subsequent Events

On April 11, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which were issued, in the aggregate 2,913,580 shares of common stock and five year warrants to purchase, in the aggregate, up to 2,913,580 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $236,000. The securities issued represent less than 5% of the number of outstanding shares of common stock. The placement agent received a fee of $23,600 and was issued a five year warrant to purchase 291,358 shares of common stock at an exercise price of $0.097 per share. Professional fees for investor counsel and escrow agent of $13,500 were also deducted from gross proceeds.

On April 22, 2013, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which were issued, in the aggregate 7,111,111 shares of common stock and five year warrants to purchase, in the aggregate, up to 7,111,111 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $576,000. The placement agent received a fee of $46,600 and was issued a five year warrant to purchase 575,308 shares of common stock at an exercise price of $0.097 per share.  Professional fees for investor counsel and escrow agent of $8,500 were also deducted from gross proceeds.

On May 10, 2013, the Board of Directors approved the grant of 15,766,666 stock options to consultants, a current employee, a former employee and a member of the board.  These options were granted with exercise prices ranging from $0.10 to $0.21 and terms ranging from one year to five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the uncertainty of our ability to continue as a going concern;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	inadequate capital;

●	loss or retirement of key executives;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and our products;

●	price increases for supplies and components; and

●	the inability to carry out research, development and commercialization plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and those described from time to time in our future reports filed with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc.; Alliqua Biomedical; Inc. and HepaLife Biosystems, Inc.

Recent Events

On April 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 7,111,111 shares of common stock and (ii) five year warrants to purchase up to 7,111,111 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $576,000. Each warrant is exercisable immediately for cash. In addition, in the event that there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of a warrant at any time following the one year anniversary of the issuance date of such warrant, such warrant may also be exercised by way of a cashless exercise. The warrants also contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events. As consideration for serving as placement agent in connection with this offering, we paid Laidlaw & Co. (UK) Ltd. fees of $46,600 and issued it five year warrants to purchase 575,308 shares of common stock at an exercise price of $0.097 per share. The placement agent warrants have identical terms to the investor warrants.  The securities purchase agreement allows for the sale of up to $3,000,000 of shares of common stock and warrants in one or more closings until May 31, 2013.

On April 11, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 2,913,580 shares of common stock and (ii) five year warrants to purchase up to 2,913,580 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $236,000. Each warrant is exercisable immediately for cash. In addition, in the event that there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of a warrant at any time following the one year anniversary of the issuance date of such warrant, such warrant may also be exercised by way of a cashless exercise. The warrants also contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events. As consideration for serving as placement agent in connection with this offering, we paid Laidlaw & Co. (UK) Ltd. fees of $23,600 and issued it five year warrants to purchase 291,358 shares of common stock at an exercise price of $0.097 per share. The placement agent warrants have identical terms to the investor warrants. The securities purchase agreement allows for the sale of up to $3,000,000 of shares of common stock and warrants in one or more closings until May 31, 2013.

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

Effective February 4, 2013, we appointed David Johnson (one of our directors) as our chief executive officer. James Sapirstein resigned from this position and assumed the role of chief executive officer of Alliqua Biomedical, Inc., in which role we anticipate that he will focus his efforts on leveraging our hydrogel platform into a drug delivery system.

In July 2012, we began to market two proprietary products, SilverSeal®, a hydrogel wound dressing with silver coated fibers, and Hydress®, an over-the-counter hydrocolloid wound dressing. In order to promote sales of these products and transition from a contract manufacturer to a manufacturer and marketer of specialty wound care products, we are currently ramping up our sales and marketing efforts. We appointed a new chairman of our board of directors in November 2012 and, as described above, we have recently restructured our senior management team, all with the goal of maximizing the potential for success in achieving our sales and marketing goals. We have also hired a national director of sales and retained certain consultants and an outside sales organization to educate medical professionals about the benefits of these dressings. These consultants will perform in-service presentations to healthcare providers so they can better understand the medical benefits offered by our products. We have also assembled a scientific advisory board to help us target improvements and new applications for our products and assist in our marketing efforts.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K and are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report on Form 10-K. There have not been any material changes to such critical accounting policies since December 31, 2012.

Results of Operations

Overview. For the three months ended March 31, 2013, we had a net loss of $2,703,835, which was inclusive of non-cash items totaling approximately $1,757,000.  For the three months ended March 31, 2012, we had a net loss of $871,851, which was inclusive of non-cash items totaling approximately $171,000.  There may be significant future expense for non-cash stock based compensation if the milestones are achieved in the options granted to members of the board in May and November of 2012.

Revenues. Sales revenues were $391,797 for the three months ended March 31, 2013, compared to $195,601 for the same period in 2012. The increase of $196,196, or 100%, was primarily due to greater sales volume from our largest customer during the three months ended March 31, 2013. This customer has continued to increase volumes during the second quarter of 2013 and we believe this is likely to continue for the rest of 2013.

Gross Loss. Our gross loss was $73,725 for the three months ended March 31, 2013, compared to a gross loss of $256,014 for the three months ended March 31, 2012.  The decrease in gross loss was primarily attributable to an increase in revenue of $196,196.  The increased margin for the three months ended March 31, 2013, as compared to 2012, was due to the higher volume of sales with sustained fixed overhead expenses. Our sales were not sufficient to cover our fixed overhead expenses.

Fixed overhead includes depreciation, labor and occupancy expense. Depreciation of equipment and amortization of technology included in cost of goods sold for three months ended March 31, 2013 was $162,068, compared to $160,083 for the three months ended March 31, 2012.  Labor-related expense for the three months ended March 31, 2013 was $97,536, compared to $95,165 in the comparable period in 2012.  Rent expense for the three months ended March 31, 2013 was $62,889, compared to $62,899 in the 2012 period. Utility expense for the three months ended March 31, 2013 was $17,854, compared to $14,901 for the 2012 period. This increase was due to higher electrical consumption as a result of higher production.

General and Administrative Expenses. General and administrative expense was $2,031,023 for the three months ended March 30, 2013, compared to $499,202 for the same period in 2012, an increase of $1,531,821. The increase is due to an increase in non-cash stock based compensation of approximately $992,000, an increase in salary expense of approximately $220,000, an increase in consulting expense of $122,000 as well as increases in advertising, royalty fees, insurance, professional fees and investor relations. Officer salaries were $237,658 for the months ended March 31, 2013, compared to $72,096 for the same period in 2012. This was due to our hiring of several key personnel since the 2012 period. Director fees for the three months ended March 31, 2013 were $122,697, compared to $191 in the 2012 period. The 2013 director fees were all non-cash, as some directors vested in stock options.  Rent expense for our principal executive office was $12,000 for the three months ended March 31, 2013, compared to $21,500 for the same period in 2012. The decrease of $9,500 was due to some of our personnel moving to our Langhorne facility.

Research and Development. We incurred $1,629 in research and development expenses for the three months ended March 31, 2013, compared to $113,212 for the comparable period in 2012. The decrease of $111,583 is due principally to a reduction in expenses associated with the development of our transdermal pain patch. We have put efforts to develop this product on hold until our capital resources are significantly higher or we are able to find a strategic partner. We believe our research and development expenses will increase through 2013 as we continue the life cycle management of our proprietary line of products. Also, we intend to commit management resources to the further development of the HepaMate™ asset as we have completed our strategic plan and are actively seeking partners.

Impairment of Goodwill. We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of the any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at March 31, 2013. We did not recognize any impairment charges for goodwill for the three month periods ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents totaled $28,690 compared to $260,357 at December 31, 2012.  The decrease is attributable to cash used in operating activities of $732,167 offset be net financing proceeds received during the three months ended March 31, 2013 of $500,500.  On February 15, 2013, the Company received $20,000 for the subscription receivable as of December 31, 2012.  On February 22, 2013, the Company received $380,500 from the issuance of 4,697,532 shares of common stock and five year warrants to purchase 4,697,532 shares of common stock at a price of $0.097.  On March 6, 2013, the Company received $100,000 for a securities purchase agreement which closed on April 22, 2013.  The Company will issue 1,234,568 shares of common stock and five year warrants to purchase 1,234,568 shares of common stock at a price of $0.097 in May, 2013.

Our accounts receivable as of May 13, 2013 is $280,000 and our open sales orders are $315,000 through the end of June 2013.

Net cash flow used in operating activities was $732,167 for the three months ended March 31, 2013, compared to $595,908 for the three months ended March 31, 2012. The increase in cash used is primarily attributable to the increase in management salaries for the 2013 period. We recognized revenue of $391,797 for the three months ended March 31, 2013, compared to $195,601 for the three months ended March 31, 2012, primarily due to higher sales from our largest customer. Cash flow generated from financing activities was $500,500 for the three months ended March 31, 2013 compared to cash flow generated from financing activities of $987,025 for the same period in 2012. At March 31, 2013, current assets totaled $712,687 and current liabilities totaled $2,372,542, compared to current assets of $882,196 and current liabilities of $1,507,606 at December 31, 2012. As a result, our working capital deficit increased to $1,659,855 from $625,410 during the first three months of 2013. This decrease was primarily due to the increase in derivative liability, along with an increase in accounts payable.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

Subsequent to March 31, 2013, we raised additional financing through common equity issuances as follows:

●
On April 11, 2013, the Company sold 2,913,580 shares of common stock, including five year warrants to purchase 2,913,580 shares of common stock at an exercise price of $0.097 in exchange for aggregate consideration of $236,000.

●
On April 22, 2013, the Company consummated additional closings in which the Company sold 7,111,111 shares of common stock, inclluding five year warrants to purchase 7,111,111 shares of common stock at an exercise price of $.097 in exchange for aggregate considertion of $576,000.

As described above, we have recently undergone a transition in management. During this transition, sales of our proprietary products have been weaker than expected. In addition, as a result of the management changes, our fixed expenses have increased and will continue to increase as additional personnel are engaged to execute our long-term objectives. Based on these factors, and if weak sales continue in our proprietary products, we will experience a shortfall in cash necessary to sustain operations and we expect to continue to attempt to raise additional working capital.

At March 31, 2013, we had negative working capital and limited cash resources. As a result, we have had three capital raising initiatives during 2013, described in the bullets above. Moreover, as a result of our recurring losses, our expectation of continued incurrence of negative cash flows from operations and our negative working capital and limited cash resources in light of expected expenditures, there is substantial doubt about our ability to continue operating as a going concern.

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

Due to the time delay between sales resource investment and resulting increase in revenues, we expect to continue to incur losses from operations. It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products as we are entering new markets and varying demand levels from our major customers. The initial ramp up of sales in our new line of products has been slower than expected and if we are unable to meet our revenue forecast, our cash flow will be constrained. Even if demand for our new products meets or exceeds our forecasts, we may require additional capital funding to increase capacity and efficiency in our manufacturing process. If demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins. There is no assurance that sales from our contract manufacturing business for the rest of 2013 will continue at the rate recognized in the first three months of 2013.

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

Notwithstanding our current liquidity situation, we believe that we will be able to raise sufficient funds through the issuance of either equity or debt in order to finance the operation of our business. This is a result of the current response to our new management team and the operating model they have put in place. However, there can be no absolute assurance that such amounts we raise will be adequate.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

There were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: May 15, 2013	By:	/s/ David I. Johnson
	Name:	David I. Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

By:	/s/ Steven C. Berger
Name:	Steven C. Berger
Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Composite Articles of Incorporation of Alliqua, Inc., incorporated by reference to Exhibit 3.1 the Form 10-K filed April 16, 2013.

3.2	Amended and Revised Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 10, 2010.

4.1	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.

4.2	Form of Warrant used in connection with April 11, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.

10.1+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.

10.2+
First Amendment to Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 7, 2013.

10.3+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.

10.4+	Nonqualified Stock Option Agreement in favor of David Johnson, incorporated by reference to Exhibit 10.4 to the Form 8-K filed February 7, 2013.

10.5
Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.

10.6
Securities Purchase Agreement, dated as of April 11, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 26, 2013.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.
_________
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