Form 10-K/A
period 2012-12-31
Alliqua, Inc.
filed 2013-05-16
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is being filed solely to insert conformed signatures to each of the Form 10-K and the officer certifications, which conformed signatures were inadvertently omitted from the initial filing.

Other than as described above, this Amendment does not amend, update or restate any other information included in the Form 10-K.  This Amendment does not reflect any events that have occurred after the date of the initial filing of the Form 10-K, and as a result, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as amended by this Amendment, continues to speak as of the initial filing date of the Form 10-K, except for the officer certifications which speak as of the filing date of the Amendment.

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

ALLIQUA, INC.

Date: May 16, 2013	By:	/s/ David Johnson
David Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Johnson	President, Chief Executive Officer and Director (principal executive officer)	May 16, 2013
David Johnson

/s/ Steven Berger	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	May 16, 2013
Steven Berger

/s/ Jerome Zeldis	Chairman of the Board of Directors	May 16, 2013
Jerome Zeldis, M.D., Ph.D.

/s/ Joseph Leone	Director	May 16, 2013
Joseph Leone

/s/ Kenneth Londoner	Director	May 16, 2013
Kenneth Londoner

/s/ Kenneth Pearson	Director	May 16, 2013
Kenneth Pearson, M.D.

/s/ Richard Rosenblum	Director	May 16, 2013
Richard Rosenblum

/s/ Jeffrey Sklar	Director	May 16, 2013
Jeffrey Sklar

/s/ David Stefansky	Director	May 16, 2013
David Stefansky

Index to Exhibits

Exhibit No.	Description

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