Form 10-Q/A
period 2013-03-31
Alliqua, Inc.
filed 2013-05-16
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is being filed solely to amend the cover page in order to correct certain typographical errors.

Other than as described above, this Amendment does not amend, update or restate any other information included in the Form 10-Q.  This Amendment does not reflect any events that have occurred after the date of the initial filing of the Form 10-Q, and as a result, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as amended by this Amendment, continues to speak as of the initial filing date of the Form 10-Q, except for the officer certifications which speak as of the filing date of this Amendment.

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

ALLIQUA, INC.

Date: May 16, 2013	By:	/s/ David I. Johnson
	Name:	David I. Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

By:	/s/ Steven C. Berger
Name:	Steven C. Berger
Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Composite Articles of Incorporation of Alliqua, Inc., incorporated by reference to Exhibit 3.1 the Form 10-K filed April 16, 2013.

3.2	Amended and Revised Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 10, 2010.

4.1	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.

4.2	Form of Warrant used in connection with April 11, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.

10.1+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.

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