Form 10-Q
period 2013-06-30
Alliqua, Inc.
filed 2013-08-14
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 13, 2013 was 310,131,415.

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
Six Months Ended June 30, 2013 and Year Ended December 31, 2012

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)

Current Assets
Cash and Cash Equivalents	$1,934,153	$260,357
Accounts Receivable, net	184,815	108,866
Due from Employees	7,808	7,808
Inventories	397,755	319,326
Prepaid Expenses	133,127	185,839
Total Current Assets	2,657,658	882,196

Property and Equipment, net	1,766,511	1,915,179

Intangibles, net	10,154,167	10,329,167

Goodwill	425,969	425,969

Other Assets	174,640	174,640

Total Assets	$15,178,945	$13,727,151

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$598,252	$613,141
Accrued Expenses	468,977	249,728
Deferred Income	78,000	39,000
Deferred Rent Payable	6,105	-
Derivative Liability	882,450	605,737
Total Current Liabilities	2,033,784	1,507,606

Long-term Liabilities
Deferred Rent Payable	20,824	24,891
Deferred Tax Liability	50,000	44,000
Total Liabilties	2,104,608	1,576,497

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001per share; 500,000,000 shares authorized; 310,131,415 shares issued and outstanding at June 30, 2013 and 259,202,434 shares issued and outstanding at December 31, 2012	310,131	259,204
Additional paid-in capital	40,177,781	34,531,847
Shares to Be Issued	-	-
Subscription receivable	-	(20,000)
Accumulated deficit	(27,413,575)	(22,620,397)
Total Stockholders' Equity	13,074,337	12,150,654
Total Liabilities and Stockholders' Equity	$15,178,945	$13,727,151

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and Six Months Ended June 30, 2013 and 2012

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue, net	$499,129	$258,869	$890,926	$454,470

Cost of Sales	492,328	445,002	957,850	896,617

Gross Profit/(Loss)	6,801	(186,133)	(66,924)	(442,147)

Operating Expenses
General and Administrative, (inclusive of stock based compensation
of $1,422,555 and $2,401,568 for the three and six month periods ending June 30, 2013 - see Note 8)	2,380,205	1,068,883	4,411,228	1,567,925
Research and Product Development	27,973	49,494	29,602	162,706
Total Operating Expenses	2,408,178	1,118,377	4,440,830	1,730,631

Loss from operations	(2,401,377)	(1,304,510)	(4,507,754)	(2,172,778)

Other Income (Expense)
Interest Expense	(1,331)	(536)	(2,755)	(1,435)
Other Income	-	-	-	-
Interest Income	15	271	44	587
Change in Value of Warrant Liability	316,350	-	(276,713)	-
Total Other Income (Expense)	315,034	(265)	(279,424)	(848)

Income Tax Provision	3,000	3,000	6,000	6,000

Net Loss	$(2,089,343)	$(1,307,775)	$(4,793,178)	$(2,179,626)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted-Average Shares Outstanding -
basic and diluted	274,289,566	232,100,551	267,773,889	226,658,635

See notes to consolidated financial statements

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2013

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2012	259,202,434	$259,204	$34,531,847	$(20,000)	$(22,620,397)	$12,150,654

Issuance of common stock
for cash, February 2013	4,697,532	4,697	375,803	-	-	380,500

Issuance of common stock for cash,
April 2013, net of closing costs
in the amount of $92,200	10,024,691	10,025	709,775	-	-	719,800

Issuance of common stock for cash,
May 2013, net of closing costs
in the amount of $31,300	3,555,557	3,555	253,145	-	-	256,700

Issuance of common stock
for services, May 2013	100,000	100	6,900	-	-	7,000

Issuance of common stock for cash,
June 2013, net of closing costs
in the amount of $62,632	24,406,482	24,406	1,889,887	-	-	1,914,293

Issuance of common stock to related party
for services, June 2013	8,144,719	8,144	561,986	-	-	570,130

Receipt of subscription receivable	-	-	-	20,000	-	20,000

Share based compensation	-	-	1,824,438	-	-	1,824,438

Fair value of rent provided by related party	-	-	24,000	-	-	24,000

Net loss	-	-	-	-	(4,793,178)	(4,793,178)

Balance, June 30, 2013	310,131,415	$310,131	$40,177,781	$-	$(27,413,575)	$13,074,337

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(4,793,178)	$(2,179,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	326,655	321,877
Reserve for Obsolete Inventory	(4,363)	8,252
Share Based Compensation	1,824,438	425,272
Stock Issued for Services Rendered	577,130	200,000
Warrants Issued For Services	-	3,777
Change in Value of Warrant Liability	276,713	-
Fair Value of Rent Provided by related party	24,000	-
Deferred Rent	2,038	2,038
Changes in Operating Assets and Liabilities:
Accounts Receivable	(75,949)	(27,008)
Inventory	(74,066)	19,478
Deposits and Prepaid Expenses	52,712	(66,612)
Accounts Payable and Accrued Expenses	204,360	175,488
Deferred Tax Liability	6,000	6,000
Deferred Revenue	39,000	39,000
Net Cash Used in Operating Activities	(1,614,510)	(1,072,064)

Cash flows from investing activities
Purchase of Property and Equipment	(2,987)	(5,115)
Net Cash Used by Investing Activities	(2,987)	(5,115)

Cash Flows From Financing Activities
Proceeds From Common Shares to be Issued	-	-
Proceeds From Sale of Common Shares	3,291,293	987,025
Net Cash Provided by Financing Activities	3,291,293	987,025

Net Increase (Decrease) in Cash and Cash Equivalents	1,673,796	(90,154)

Cash and Cash Equivalents - Beginning of year	260,357	260,111

Cash and Cash Equivalents - End of year	$1,934,153	$169,957

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$2,755	$1,435
Non-cash investing and financing activities
Common Stock issued to related party for rent	$-	$100,000

See notes to consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Alliqua, Inc., formerly Hepalife Technologies, Inc., (“Alliqua” or the "Company"), is a Florida corporation formed on October 21, 1997. On December 20, 2010, the Company changed its name to Alliqua, Inc.

AquaMed Technologies, Inc. (“AquaMed”) is a Delaware corporation formed on January 13, 2009. On May 11, 2010, Alliqua consummated a merger acquiring all of the issued and outstanding common and preferred shares of AquaMed. As a result of the transaction, the former owners of AquaMed became stockholders of Alliqua.

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

●
HepaLife Biosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, the Company holds a technology called HepaMate™. Since May 2010, the Company has not allocated resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology and instead has focused its resources on products being developed by AquaMed and Alliqua Biomedical. The Company continues, however, to explore various options to best realize value from its HepaMate™ technology, including selling it or partnering with another company to further develop it. If the Company is unsuccessful in its efforts to realize value from our HepaMate™ technology, the recorded value of the related intangibles will be subject to significant impairment.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 16, 2013.

Note 3 – Liquidity

The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company’s cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2013, the Company received net proceeds of $2,890,793 of financing through the following activities:

●	On April 11, 2013, the Company sold 2,913,580 shares of common stock, and five year warrants to purchase 2,913,580 shares of common stock at an exercise price of $0.097 for total net proceeds of $198,900.
●	On April 22, 2013, the Company sold 7,111,111 shares of common stock, and five year warrants to purchase 7,111,111 shares of common stock at an exercise price of $0.097 for total net proceeds of $520,900.
●	On May 31, 2013, the Company sold 3,555,557 shares of common stock, and five year warrants to purchase 3,555,557 shares of common stock at an exercise price of $0.097 for total net proceeds of $256,700.
●	On June 28, 2013, the Company sold 24,406,482 shares of common stock, and five year warrants to purchase 24,406,482 shares of common stock at an exercise price of $0.097 for total net proceeds of $1,914,293.

During the six months ended June 30, 2013, the Company sold 42,684,262 shares of common stock for total net proceeds of $3,271,293 as detailed in Note 8.

The Company believes that its need for additional equity capital will continue and it intends to pursue additional financing from existing relationships (such as shareholders, investors and lenders) and from new investors to support its expansion, research and development programs and operations. The Company may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing. The Company intends to engage investment banking firms to assist it with these efforts.

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

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company continually monitors events and changes in circumstances that could indicate that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment existed for the six month period ended June 30, 2013.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired In-Process Research and Development (“IPR&D”)

IPR&D represents the fair value assigned to an incomplete research project, comprised of the HepaMate technology, that the Company acquired through the 2010 merger with AquaMed. which, at the time of acquisition, had not reached technological feasibility. The amount is capitalized and is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. Upon successful completion of the project, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that it is not more likely than not that the fair value of the IPR&D is less than its carrying amount, the first and second steps of the impairment test are not necessary.

The Company is actively seeking to recognize value from the IPR&D. There were no events or circumstances that indicated an impairment may exist for the six months period ended June 30, 2013.

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment existed for the six month period ended June 30, 2013.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the six months ended June 30, 2013, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes. Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of June 30, 2013.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock purchase warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required. The Company’s free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a Securities Purchase Agreement on November 8, 2012. The Company evaluated the common stock purchase warrants to assess their proper classification in the condensed consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions. Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2013. The Company re-measures warrant liabilities at each reporting date, with changes in fair value recognized in earnings for each reporting period.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total common shares issuable upon the exercise of stock options, warrants and vesting of restricted stock units are as follows:

	As of
	June 30, 2013	December 31, 2012

Stock Options	138,342,603	102,104,742
Warrants	88,613,717	43,934,000
Non-vested Restricted Stock Units	3,095,469	3,095,469
Total	230,051,789	149,134,211

   On June 28, 2013, each of the Company's chairmen and chief executive officer executed a waiver pursuant to which they agreed not to exercise options to purchase up to an aggregate of 48,106,195 shares of common stock until such time as the Company has increased the number of authorized shares of common stock to an amount sufficient to honor the exercise or conversion of all outstanding options and warrants.

Note 5 – Inventories

Inventories consist of the following:	As of
	June 30, 2013	December 31, 2012
Raw materials	$241,705	$209,820
Work in process	31,735	25,119
Finished goods	137,602	102,037
Less: Inventory reserve	(13,287)	(17,650)
Total	$397,755	$319,326

Note 6 – Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process Research and Development	-	$8,100,000	$-	$8,100,000
Technology	10 years	3,000,000	(1,325,000)	1,675,000
Customer relationships	12 years	600,000	(220,833)	379,167
Total		$11,700,000	$(1,545,833)	$10,154,167

The Company recorded amortization expense related to the acquired amortizable intangibles of $87,500 and $175,000 for the three and six months ended June 30, 2013, respectively, as compared to $87,500 and $175,000 for the same periods in 2012, respectively.  The weighted average remaining term of technology is 5.6 years and of customer relationships is 7.6 years. IPR&D technology represents HepaMate technology that currently has no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of June 30, 2013, there were no indicators that required us to perform an interim intangible assets impairment review.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Commitments and Contingencies

Executive Employment Agreements

On February 5, 2013, the Company entered into an employment agreement with its chief executive officer. The employment agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the employment agreement, the executive is entitled to an annual salary of $350,000, which may be increased, but not decreased, at the board’s discretion. He is also eligible to receive an annual bonus of up to 100% of base salary, provided that he is employed with the Company on December 31 of the year to which the bonus relates. The amount of the annual bonus, if any, will be determined based upon the achievement of certain performance criteria. In addition, the Company issued to the executive 12,216,195 nonqualified stock options to purchase the equivalent of three percent of the Company’s total outstanding common stock: (determined on a fully-diluted basis as of February 4, 2013), with the following terms (A) an exercise price equal the fair market value of a share of common stock on the date of grant; (B) immediate vesting; and (C) a term of 10 years.

On May 31, 2012, the Company entered into a three year executive employee agreement with its former executive chairman and a current board member retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. On November 27, 2012, the executive resigned from his position as executive chairman, but remained a member of the board. The Company and the former executive are currently negotiating the terms of a severance agreement.

On May 16, 2012, the Company entered into a three year executive employee agreement with its former president and a current board member retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. On November 27, 2012, the executive resigned from his position as president, but remained a member of the board. On June 28, 2013, the Company entered into a separation and general release agreement with this executive, pursuant to which the employment agreement was terminated effective as of December 31, 2012; non-competition and non-solicitation obligations under the employment agreement remain.  All unvested options were immediately vested in full and were expensed during the period. The Company also entered into a consulting agreement on June 28, 2013, retroactively effective to January 1, 2013, this former executive will provide consulting services in exchange for (i) a one-time grant of 8,144,719 shares of common stock, and (ii) monthly payments of $2,500 from June 2013 through June 2014. The value of the shares issued were $570,130 and are included in stock-based compensation (refer to Note 9).

As of June 30, 2013, $300,000 of accrued compensation was included in accrued expense. Of this amount, $200,000 is attributable to the above referenced executive employment agreements and $100,000 is attributable to salaries of employees.

Consulting Agreements

The Company currently has various consulting agreements for management consulting, marketing, public relations, investor relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total fees included in operating expenses were $1,154,737 and $1,357,993 for the three and six months ended June 30, 2013, respectively, as compared to $87,314 and $224,143 for the same periods in 2012, respectively.

Cooperative and License Agreements

USDA, ARS CRADA. In November 2002, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Department of Agriculture (“USDA”), Agricultural Research Service (“ARS”) pertaining to the continued development and use of patented liver cell lines in artificial liver devices and in-vitro toxicological testing platforms. This agreement was amended several times, with a final agreement termination date of November 2008.

USDA, ARS License. On November 20, 2007, the Company exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and six months ended June 30, 2013, the Company incurred $50 and $3,207, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $0 and $10,000 for the same periods in 2012, respectively.

On July 15, 2011, the Company, through its  Alliqua Biomedical subsidiary, entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua Biomedical has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to general and administrative expenses for the three and six months ended June 30, 2013 were $50,000 and $100,000, respectively, as compared to $12,500 and $25,000 for the same periods in 2012. The $100,000 royalty due for the six months ended June 30, 2013, is included in accrued expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of June 30, 2013.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the board of directors. As of June 30, 2013, no shares of preferred stock are issued or outstanding.

Common Stock and Warrants

The Company has authorized 500,000,000 shares of common stock, $0.001 par value per share, and as of June 30, 2013, 310,131,415 shares were issued and outstanding. The holders of the common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of legally available funds. However, the current policy of the board of directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution and after payment of or provision for all liabilities. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

On February 22, 2013, the Company sold 4,697,532 shares of common stock and five year warrants to purchase 4,697,532 shares of common stock at an exercise price of $0.097 for gross proceeds of $380,500.

On April 11, 2013, the Company sold 2,913,580 shares of common stock and five year warrants to purchase 2,913,580 shares of common stock at an exercise price of $0.097 for gross proceeds of $236,000. In connection with this transaction, the Company issued a placement agent a five year warrant to purchase 291,358 shares with the same terms as the investor warrant.  In addition, the Company incurred closing costs totaling $37,100 consisting of placement agent fees, legal fees and other administrative fees.

On April 22, 2013, the Company sold 7,111,111 shares of common stock including five year warrants to purchase 7,111,111 shares of common stock at an exercise price of $0.097 for gross proceeds of $576,000. In connection with this transaction, the Company issued a placement agent a five year warrant to purchase 575,308 shares with the same terms as the investor warrant.  In addition, the Company incurred closing costs totaling $55,100 consisting of placement agent fees and legal fees.

On May 31, 2013, the Company sold 3,555,557 shares of common stock including five year warrants to purchase 3,555,557 shares of common stock at an exercise price of $0.097 for gross proceeds of $288,000. In connection with this transaction, the Company issued a placement agent a five year warrant to purchase 355,566 shares with the same terms as the investor warrant.  In addition, the Company incurred closing costs totaling $31,300 consisting of placement agent fees and legal fees.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2013, the Company sold 24,406,482 shares of common stock including five year warrants to purchase 24,406,482 shares of common stock at an exercise price of $0.097 for gross proceeds of $1,976,925. In connection with this transaction, the Company issued a placement agent a five year warrant to purchase 773,235 shares with the same terms as the investor warrant.  In addition, the Company incurred closing costs totaling $62,632 consisting of placement agent fees.

The securities purchase agreement for each of the above referenced financings contains representations, warranties and covenants of the investors and the Company that are typical for transactions of this type. In addition, the securities purchase agreement contains a “full ratchet” anti-dilution adjustment provision, pursuant to which, in the event that we sell or issue shares of common stock or common stock equivalents at a price (the “Base Price”) lower than the per share purchase price of the shares under the securities purchase agreement ($0.081 per share), we will be required to issue to each investor, for no additional consideration, a certain number of shares of common stock such that the purchase price paid by such investor under the securities purchase agreement for the number of shares then held, when divided by the aggregate number of shares then held and any additional shares issued to such investor, will equal the Base Price. This investor right will terminate at any time following the nine month anniversary of the final closing under the securities purchase agreement, if (i) the closing sales price of the common stock for thirty (30) consecutive trading days is at least 200% of the per share purchase price, (ii) the product of (A) the volume weighted average price of the common stock on its principal market and (B) its corresponding daily trading volume, each as reported by Bloomberg L.P., equals or exceeds $50,000 for such thirty (30) consecutive trading days and (iii) the investor shares that were acquired hereunder by investors who are not our affiliates were eligible for unrestricted sale pursuant to Rule 144(b)(1)(i) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on their principal market from the six month anniversary of the final closing under the securities purchase agreement through at least the nine month anniversary of the final closing under the securities purchase agreement. Each warrant is exercisable immediately for cash. In addition, in the event that there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of a warrant at any time following the one year anniversary of the issuance date of such warrant, such warrant may also be exercised by way of a cashless exercise. The warrants also contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events. The shares and the warrants issued to the investors were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) under the  Securities Act.  Each investor was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the private placement.

   On June 28, 2013, the Company issued 8,144,719 shares of common stock to its former president and current board member pursuant to a consulting agreement. The issuance was valued at $570,130 and recorded as a stock based consulting expense.

The following table sets forth our warrants activity during the periods presented:

	Number of Shares Issuable	Weighted-Average Exercise Price

Balance January 1, 2012	13,567,201	$0.25
Granted	31,309,500	$0.06
Anti-Dilutive Adjustment	23,581	$1.17
Exercised	-	$-
Cancelled	(966,282)	$1.17
Balance December 31, 2012	43,934,000	$0.09
Granted	44,679,717	$0.10
Anti-Dilutive Adjustment	-	$-
Exercised	-	$-
Cancelled	-	$-
Balance June 30, 2013	88,613,717	$0.10

The following table sets forth the warrants granted during the six months ended June 30, 2013:

	Number of Shares Issuable	Weighted-Average Exercise Price

Issued in connection with February Securities Purchase Agreement	4,697,532	$0.097

Issued in connection with April Securities Purchase Agreements	10,891,357	$0.097

Issued in connection with May Securities Purchase Agreement	3,911,112	$0.097

Issued in connection with June Securities Purchase Agreement	25,179,716	$0.097
	44,679,717	0.097

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013, the Company valued the warrant liability for its warrants using the Binomial Lattice pricing-model (Level 3 inputs) which approximates the fair value measured using the following assumptions: volatility of 99.87%, a risk-free rate of 1.41%, and a term of 4.36 years. The fair value of the Company’s common stock was obtained from publicly quoted prices. The term represents the remaining contractual term of the derivative; the volatility rate was developed based on analysis of the Company’s historical stock price volatility; the risk free interest rates were obtained from publicly available US Treasury yield curve rates; the dividend yield is zero because the Company has not paid dividends and does not expect to pay dividends in the foreseeable future.

The warrant liability recorded at fair value is summarized below:

	2013	2012
Beginning balance as of January 1	$605,737	$-

Change in fair value of warrant liability	276,713	-

Ending balance as of June 2013	$882,450	$-

Note 9 – Stock Options

Stock Option Plan

The Company maintains a stock option plan that provides shares for option grants to employees, directors and others. A total of 80,000,000 shares of common stock have been reserved for award under the stock option plan, of which 46,563,805 were available for future issuance as of June 30, 2013. Options granted under the option plan generally vest over three years or as otherwise determined by the Board, have exercise prices equal to the fair market value of the common stock on the date of grant, and expire no later than ten years after the date of grant.

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

On March 29, 2013, the Company approved an amendment to immediately vest 3,095,469 stock options which had been granted to the Company's former chief executive officer on November 8, 2012.  These options had previously been planned to vest on November 8, 2013.

On May 10, 2013, the Company granted 7,500,000 non-qualified stock options to an employee of which 1,875,000 options have an exercise price of $0.10, 1,875,000 options have an exercise price of $0.125, 1,875,000 options have an exercise price of $0.15, and 1,875,000 options have an exercise price of $0.20. These options were valued at $292,400 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 0.82% and an expected life between 5.0 and 6.0 years. These options have a ten year term. One third of each option tranche vested and became exercisable immediately, with the remaining two thirds vesting equally over two years.

On May 10, 2013, the Company granted 12,000,000 non-qualified stock options to an employee of which 2,400,000 options have an exercise price of $0.10, 2,400,000 options have an exercise price of $0.125, 2,400,000 options have an exercise price of $0.15, 2,400,000 options have an exercise price of $0.20, and 2,400,000 options have an exercise price of $0.25. These options were valued at $476,794 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of between 0.82% - 1.28% and an expected life between 5.0 and 7.0 years. These options have a ten year term. One fifth of each option tranche vested and became exercisable immediately, with the remaining options vesting equally over four years.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2013, the Company granted 4,000,000 non-qualified stock options to an employee of which 1,000,000 options have an exercise price of $0.10, 1,000,000 options have an exercise price of $0.125, 1,000,000 options have an exercise price of $0.15, and 1,000,000 options have an exercise price of $0.20. These options were valued at $159,558 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of between 0.82% - 1.28% and an expected life between 5.0 and 6.5 years. These options have a ten year term. One forth of each option tranche vested and became exercisable immediately, with the remaining options vesting equally over three years.

On May 10, 2013, the Company granted 150,000 non-qualified stock options to a consultant with an exercise price of $0.10 and an expiration date of May 10, 2023. These options were valued at $7,793 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life of 10 years. These options have a ten year term and vested and became exercisable immediately on the grant date.

On May 10, 2013, the Company granted 3,000,000 non-qualified stock options to a consultant with an exercise price of $0.10 and an expiration date of May 10, 2023. These options were valued at $155,863 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life of 10 years. These options have a ten year term. 1,000,000 options vested and became exercisable immediately on the grant date, 1,000,000 options will vest on July 30, 2013 with the remaining 1,000,000 options vesting on November 30, 2013, provided the consultant is performing services for the Company.

On May 10, 2013, the Company granted 250,000 non-qualified stock options to a consultant with an exercise price of $0.10 and an expiration date of May 10, 2023. These options were valued at $12,989 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life of 10 years. These options have a ten year term. One fourth of the options will vest and become exercisable immediately on the first anniversary of the grant date, with the remaining balance to vest in 36 equal monthly installments following the one year anniversary.

On May 10, 2013, the Company granted 1,000,000 non-qualified stock options to a consultant of which 200,000 options have an exercise price of $0.10, and 800,000 options have an exercise price of $0.15. These options were valued at $37,258 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 0.82% and an expected life of 5 years. These options have a ten year term. 750,000 options vested and became exercisable immediately, 125,000 options vested and became exercisable on June 1, 2013, and the remaining 125,000 options will vest and become exercisable on July 1, 2013.

On May 10, 2013, the Company granted 5,000,000 non-qualified stock options with an exercise price of $0.10 to a member of the board. These options were valued at $212,386 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life between 5.0 and 6.0 years. These options have a ten year term. 1,666,666 options vested and became exercisable immediately on the grant date, 1,666,667 options will vest and become exercisable immediately on upon the Company becoming listed on a registered national securities exchange provided it occurs before June 30, 2014, and 1,666,667 options will vest and become exercisable immediately on the last day of the first fiscal quarter the Company has achieved a positive cash-flow provided it occurs before June 30, 2015.

On May 10, 2013, the Company granted 750,000 non-qualified stock options to a consultant of which 250,000 options have an exercise price of $0.10, 250,000 options have an exercise price of $0.15 and 250,000 options have an exercise price of $0.20. These options were valued at $37,877 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 2.13% and an expected life of 10 years. These options have a ten year term. The $0.10 options vested and became exercisable immediately, the $0.15 options will vest and become exercisable on January 1, 2014 and , the $0.20 options will vest and become exercisable on January 1, 2015 provided the consultant is performing services for the Company.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2013, the Company granted 1,000,000 non-qualified stock options to an employee at an exercise price of $0.10. These options were valued at $42,489 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life of 5.0 to 6.25 years. These options have a ten year term. 250,000 options vested and became exercisable immediately, with an additional 250,000 options vesting on December 14, 2013, December 14, 2014, and December 14, 2015, respectively.

On May 10, 2013, the Company granted 100,000 non-qualified stock options to a consultant with an exercise price of $0.10 and an expiration date of May 10, 2023. These options were valued at $5,195 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 99.80%, risk-free interest rate of 1.90% and an expected life of 10 years. These options have a ten year term. One fourth of the options will vest and become exercisable immediately on the first anniversary of the grant date, with the remaining balance to vest in 36 equal monthly installments following the one year anniversary.

On May 10, 2013, the Company granted 1,666,666 non-qualified stock options to a consultant with an exercise price of $0.21 and 3,000,000 non-qualified stock options to the same consultant with an exercise price of $0.145 and an expiration date of June 30, 2014. These options were valued at $9,155 utilizing the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 100.21%, risk-free interest rate of 0.13% and an expected life 0.5 years. These options expire on June 30, 2014 and all vest immediately upon grant.

Stock Based Compensation

During the three and six months ended June 30, 2013, total stock based compensation expense charged to operations was $1,422,555 and $2,401,568, respectively, with $468,578 and $1,299,298 classified as salaries and benefits, respectively, and $193,010 and $315,707 included in director fees, respectively, and $760,787 and $786,563 included in consulting fees, respectively.  At June 30, 2013, the unamortized value of employee stock options outstanding was approximately $1,605,638. The unamortized portion at June 30, 2013 will be expensed over a weighted average period of 0.70 years.

On May 17, 2013, 10,440,000 non-qualified stock options were cancelled due to performance goals not being achieved under an option agreement.

On February 17, 2013, 2,320,000 non-qualified stock options were cancelled due to performance goals not being achieved under an option agreement.

In addition, the Company has determined that 10,890,000 options, previously granted to directors and subject to performance milestones, are not expected to be achieved before their expiration dates and therefore the Company has ceased expensing these options.  5,000,000 options are due to expire on September 30, 2013, 4,640,000 options are due to expire on November 17, 2013 and 1,250,000 options are due to expire on March 31, 2014. The following are the options management deem unlikely to vest.

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

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2013, is presented in the table below:

	Number of Shares Issuable	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value

Balance Outstanding January 1, 2012	18,870,000	0.16	9.00
Granted	86,606,408	0.14
Exercised	-	-
Cancelled	(3,371,666)	0.11
Balance Outstanding December 31, 2012	102,104,742	0.15	8.75	-

Granted	51,632,861	0.13	8.99	-
Exercised	-	-	-	-
Cancelled	(15,395,000)	0.15	8.56	-
Balance Outstanding June 30, 2013	138,342,603	0.14	8.49	-
Balance Exercisable June 30, 2013	74,356,662	0.13	7.68	-

The following table sets forth information related to stock options at June 30, 2013:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options

0.075	12,216,195	9.61	12,216,195
0.100	44,431,408	7.44	25,712,135
0.125	5,275,000	9.87	1,355,000
0.135	750,000	7.52	750,000
0.145	12,540,000	6.93	12,540,000
0.150	16,555,000	4.50	5,055,000
0.200	39,115,000	9.12	11,188,332
0.210	5,000,000	5.39	5,000,000
0.250	2,400,000	9.87	480,000
0.260	50,000	5.21	50,000
0.610	10,000	4.95	10,000
	138,342,603	7.68	74,356,662

The intrinsic value is calculated as the difference between the market value as of June 30, 2013, and the exercise price of the shares. The market value per share as of June 30, 2013 was $0.07 as reported on the OTCQB market.

Because the Company does not have historical data on employee exercise behavior, the Company uses the "Simplified Method" to calculate the expected life of the employee stock-based option awards. The simplified method is calculated by averaging the vesting period and contractual term of the options.

Restricted Stock Awards

On November 8, 2012, pursuant to an employee agreement, the Company’s former chief executive officer was awarded 3,095,469 shares of non-vested restricted stock units which may be converted into the number of shares of common stock of the Company equal to the number of restricted stock units, subject to the terms and conditions of the agreement. The restricted stock units will vest over three years and are subject to the Company’s achievement of certain market capitalization targets. The restricted stock units have a grant date fair value of $0.05 per unit with fair value being determined by the quoted market price of the Company’s common stock on the date of grant. During the three and six months ended June 30, 2013, share based compensation related to the non-vested restricted stock units of $12,898 and $25,796, respectively,  is included in stock based compensation general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2013, there was approximately $129,000 of unrecognized share based compensation expense related to these non-vested units, which will be recognized over the remaining vesting period of 2.35 years.

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party Transactions

On February 4, 2013, 12,216,195 non-qualified stock options were granted pursuant to an executive compensation agreement entered into with the CEO.

On February 15, 2013, a subscription receivable of $20,000 was received from a director in connection with a private placement.

On February 17, 2013, 2,320,000 non-qualified stock options were cancelled due to performance goals not being achieved under an agreement.

On February 22, 2013, the Company issued, in the aggregate, (i) 3,333,333 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 3,333,333 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $270,000 to four directors and an affiliate of a director.

On June 28, 2013, the Company issued, in the aggregate, (i) 10,123,456 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 10,123,456 shares of common stock at an exercise price of $0.097 per share, in exchange for aggregate consideration of $820,000 to five directors.

On June 28, 2013, the Company entered into a consulting agreement with its former president, and a current board member, pursuant to which the Company issued its former president and current board member 8,144,719 shares of common stock and $2,500 per month from June 2013 through June 2014.  In addition, pursuant to the separation and general release agreement with its former president, and a current board member 5,500,000 unvested options vested immediately.

Note 11 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2013, two major customers accounted for approximately 72% of revenue, with each customer individually accounting for 48% and 24%, respectively.  For the six months ended June 30, 2013, three major customers accounted for approximately 83% of revenue, with each customer individually accounting for 55%, 18% and 10% of total revenue.

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

Note 12 – Fair Value Measurement

The following table sets forth a summary of the changes in the fair value of Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2013	$605,737
Aggregate Value of warrants issued	-
Change in Fair Value of warrant liability	276,713
Ending balance as of June 30, 2013	$882,450

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$882,450

Non Recurring:
Intangible assets	N/A	N/A	$8,100,000

Goodwill	N/A	N/A	$425,969

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

Note 13 – Subsequent Events

On July 24, 2013, the Company entered into a Fourth Amendment to Lease for our Company headquarters in Langhorne, Pa.  The highlights of the amendment include the following:

●	An extension of ten (10) years commencing on February 1, 2016 and continuing through and including January 31, 2026.
●	Landlord to pay for improvements which will allow the Company to move all administrative functions to Langhorne and close the New York City office.
●	Base rent shall remain constant through the terms of the amendment at the same rate as the Company currently pays.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2013.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and those described from time to time in our future reports filed with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc.; Alliqua Biomedical; Inc. and HepaLife Biosystems, Inc.

Recent Events

In the six months ended June 30, 2013, we completed a series of private placements pursuant to which we sold an aggregate of 42,684,262 shares of common stock and five year warrants to purchase an aggregate of 42,684,262 shares of common stock at an exercise price of $0.097 per share for aggregate gross proceeds of $3,457,425. In connection with those private placements, we paid placement agents an aggregate of $186,132  in fees and issued them warrants to purchase an aggregate of 1,995,457 shares of common stock. Details of these financings can be found under Liquidity and Capital Resources below.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K/A and are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report on Form 10-K/A.  There have not been any material changes to such critical accounting policies since December 31, 2012.

Results of Operations

Overview. For the three and six months ended June 30, 2013, we had a net loss of $2,089,343 and $4,793,178, respectively, inclusive of non-cash items, largely related to stock-based compensation, totaling approximately $1,270,000 and $3,027,000, for each respective period.  For the three and six months ended June 30, 2012, we had a net loss of $1,307,775 and $2,179,626, respectively, inclusive of non-cash items, largely related to stock-based compensation, totaling approximately $586,000 and $1,333,000, for each respective period.  There may be significant future expense for non-cash stock based compensation.

Revenues. For the three and six months ended June 30, 2013, revenues were $499,129 and $890,926, respectively, compared to $258,869 and $454,470 for the three and six months ended June 30, 2012.  The increase of $240,260 and $436,456 for each respective period is primarily due to greater sales volume from our largest customer during 2013.

Gross Loss. For the three and six months ended June 30, 2013, we had a gross profit of $6,801 and a gross loss of $66,924, respectively.  For the three and six months ended June 30, 2012, we had a gross loss of $186,133 and $442,147, respectively.  The improved results for the three and six months ended June 30, 2013, as compared to 2012, was due to the higher volume of sales with sustained fixed overhead expenses.  For the three months ended June 30, 2013, revenues were sufficient to cover our fixed overhead expenses. Fixed overhead includes depreciation, labor and occupancy expense. Depreciation of equipment and amortization of technology included in cost of sales for three and six months ended June 30, 2013 was $162,067 and $324,135 respectively, compared to $160,082 and $320,169 for the three and six months ended June 30, 2012.  Labor-related expense for the three and six months ended June 30, 2013 was $81,628 and $179,164 respectively, compared to $113,513 and $208,678 for the comparable periods in 2012.  Rent expense for the three and six months ended June 30, 2013 was $64,644 and $127,543 respectively, compared to $72,586 and $135,862 in the comparable 2012 periods.

General and Administrative Expenses. General and administrative expense was $2,380,205 and $4,411,228 for the three and six months ended June 30, 2013, respectively, compared to $1,068,883 and $1,567,925 for the same periods in 2012.  The increase in expenses is due to an increase in both cash compensation of executive salaries and non-cash stock based compensation in the respective 2013 periods compared to 2012.  Officer salaries for the three and six months ended June 30, 2013 were $344,920 and $582,588, respectively, compared to $83,366 and $155,462 for the three and six months ended June 30, 2012.  The increase in salaries is attributable to the hire of several executive personnel in 2013.  Consulting fees for the three and six month periods ended June 30, 2013 were $1,154,737 and $1,357,993 compared to $87,314 and $224,143 for the three and six month periods ended June 30, 2012.  Prior to the recent hire of several managerial positions, we had a number of consultants to assist us in various positions.  In addition, several consultants were issued stock options as non-cash stock based remuneration.  Director fees for the three and six months ended June 30, 2013 were $193,010 and $315,707, respectively, compared to $285,643 and $285,634 for the comparable periods of 2012.  These expenses were all non-cash stock based compensation expense and were higher in 2013 due to the grant of stock options in lieu of cash in the 2013 periods.

Research and Development. We recorded research and development expenses for the three and six months ended June 30, 2013 of $27,973 and $29,602, respectively, and $49,494 and $162,706 respectively during the three and six months ended June 30, 2012.  The decrease in research and development expenses was due principally to a reduction in expenses associated with the development of our transdermal pain patch.  We had put efforts to develop this product on hold until our capital resources were higher and given our successful capital raises in 2013, we have recently relaunched our research and development efforts of our pain patch.  We believe our research and development expenses will increase through 2013 as we continue the life cycle management of our proprietary line of products. Also, we intend to commit management resources to the further development of the HepaMate™ asset as we explore various options to monetize this technology.

Impairment of Goodwill.  We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at June 30, 2013. We did not recognize any impairment charges for goodwill for the three month period ended June 30, 2012.

We continue to pursue strategies to monetize our HepaMate technology.  Current initiatives include dedicating senior management resources, evaluating capital requirements, hiring a banker to explore its sale and partnering options, updating valuation scenarios and reviewing the technology with key opinion leaders and subject area experts.  While management currently believes that fair value is greater than book value, there can no assurances that the results of these initiatives to obtain sufficient resources or partners to monetize such asset will be successful. Accordingly, after performing the annual quantitative impairment analysis, we may determine that partial or full impairment may be necessary.

Liquidity and Capital Resources

At June 30, 2013, cash and cash equivalents totaled $1,934,153 compared to $260,357 at December 31, 2012.  The increase is attributable to net financing proceeds of approximately $3,300,000 offset by cash used in operating activities of approximately $1,600,000 during the six months ended June 30, 2013. Cash raised in the second quarter will be used for operations and working capital. As of the filing date, our current cash balance is approximately $850,000.

Net cash flow used in operating activities was $882,343 and $1,614,510 for the three and six months ended June 30, 2013, compared to $476,156 and $1,072,064 for the three and six months ended June 30, 2013. The increase in cash used is primarily attributable to the increase in management salaries for the 2013 period.  We have made several significant hires in management since November of 2012 in an effort to realign our managerial profile. These hires are intended to lead to increased revenues in our contract manufacturing and wound care businesses.  Cash flow generated from financing activities was $3,291,293 for the six months ended June 30, 2013 compared to cash flow generated from financing activities of $987,025 for the same period in 2012.  At June 30, 2013, current assets totaled $2,657,658 and current liabilities totaled $2,033,784, compared to current assets of $882,196 and current liabilities of $1,507,606 at December 31, 2012. As a result, we had a working capital surplus of $623,874 at of June 30, 2013 compared to a working capital deficit of $625,410 at December 31, 2012.  This increase in working capital is primarily due to the financings we have completed in 2013.

We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities. Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

In 2013, we raised additional financing through common equity issuances as follows:

●
On February 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 4,697,532 shares of common stock and (ii) five year warrants to purchase up to 4,697,532 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $380,500.

●
On April 11, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 2,913,580 shares of common stock and (ii) five year warrants to purchase up to 2,913,580 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $236,000. As consideration for serving as a placement agent, we paid Laidlaw & Co. (UK) Ltd. (“Laidlaw”) a fee equal to $23,600 and issued Laidlaw a five year warrant to purchase 291,358 shares of common at an exercise price of $0.097 and all other identical terms as the investor warrants. In addition, we paid $13,500 in legal and administrative fees related to this financing.

●
On April 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 7,111,111 shares of common stock and (ii) five year warrants to purchase up to 7,111,111 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $576,000. As consideration for serving as a placement agent, we paid Laidlaw a fee equal to $46,600 and issued Laidlaw a five year warrant to purchase 575,308 shares of common at an exercise price of $0.097 and all other identical terms as the investor warrants. In addition, we paid $8,500 in legal and administrative fees related to this financing.

●
On May 31, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 3,555,557 shares of common stock and (ii) five year warrants to purchase up to 3,555,557 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $288,000. As consideration for serving as a placement agent, we paid Laidlaw a fee equal to $28,800 and issued Laidlaw a five year warrant to purchase 355,556 shares of common at an exercise price of $0.097 and all other identical terms as the investor warrants. In addition, we paid $2,500 in legal fees related to this financing.

●
On June 28, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which (i) 24,406,482 shares of common stock and (ii) five year warrants to purchase up to 24,406,482 shares of common stock at an exercise price of $0.097 per share were issued in exchange for aggregate consideration of $1,976,925. As consideration for serving as a placement agent, we paid Summer Street Research Partners a fee equal to $62,632 and issued Summer Street Research Partners a five year warrant to purchase 773,235 shares of common at an exercise price of $0.097 and all other identical terms as the investor warrants.

As described above, we have completed a series of financings pursuant to which we have raised gross proceeds of $3,457,425 and net proceeds of $3,271,293. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We recently underwent a transition in management. During this transition, sales of our proprietary products have been weaker than expected. In addition, as a result of the management changes, our fixed expenses have increased and may continue to increase as additional personnel are engaged to execute our long-term objectives. Based on these factors, and if weak sales continue in our proprietary products, we will experience a shortfall in cash necessary to sustain operations and we expect to continue to attempt to raise additional working capital.

At March 31, 2013, we had negative working capital and limited cash resources. As a result, we subsequently completed a series of capital raises, as described above. Moreover, as a result of our recurring losses, our expectation of continued incurrence of negative cash flows from operations and our negative working capital and limited cash resources in light of expected expenditures, there is substantial doubt about our ability to continue operating as a going concern.

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

In August 2013, we entered into distribution agreements with two firms that we believe will allow us to have a greater presence of sales representatives than was previously the case, without taking on the financial burden of an internal sales force.  We are also engaging independent sales associates across the United States in order to gain a footprint nationally and eliminating the expense of full-time employees.  We believe this model will allow us to recognize revenues with our only expense being commissions payable. Additionally, we have initiatives under way to partner with national distributors in order to simplify the fulfillment process for our customers. This will allow us to focus our efforts and resources on the sales process.

Due to the time delay between sales resource investment and an increase in revenues, we expect to continue to incur losses from operations. It is difficult to accurately predict cash flow due to various factors, including estimating potential demand for our products as we are entering new markets and have varying demand levels from our major customers. The initial ramp up of sales in our new line of products has been slower than expected and it may result in cash constraints. Even if demand for our new products meets or exceeds our forecasts, we may require additional capital funding to increase capacity and efficiency in our manufacturing process. If demand is greater than forecast, we may outsource a portion of our manufacturing process which will decrease our profit margins. There is no assurance that sales from our contract manufacturing business for the rest of 2013 will continue at the rate recognized in the first six months of 2013.

If our new products do not gain forecasted market recognition, it will be necessary to reduce expenses, delay investment spending or raise additional capital. The reduction in future expenses could be significant and may further delay increased revenues. If the reduction in expenses is not sufficient, then we will experience a shortfall in cash necessary to sustain operations and we will be required to seek additional capital in order to maintain sufficient funds to operate. In addition, we believe that we will require additional capital in order to execute the longer term aspects of our business plan, including additional research and development efforts related to HepaMate.

As it is likely that our need for additional equity capital will continue, we intend to pursue additional financing from existing relationships (such as shareholders, investors and lenders) and from new investors to support our research and development programs and operations. In addition, we may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing. From time to time, we intend to engage investment banking firms to assist us with these efforts.

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

ITEM 4.  CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in Note 9 to our consolidated financial statements for the three months ended June 30, 2013, we issued certain options to consultants during the three months ended June 30, 2013. These options were issued to consultants in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: August 14, 2013	By:	/s/ David I. Johnson
	Name:	David I. Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Steven C. Berger
	Name:	Steven C. Berger
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

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