Form 10-Q
period 2013-09-30
Alliqua, Inc.
filed 2013-11-12
CIK 1054274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________

Commission file number: 000-29819

ALLIQUA, INC.
(Exact name of registrant as specified in its charter)

Florida	58-2349413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2150 Cabot Blvd. West
Suite B
Langhorne, PA 19047
(Address of principal executive offices)
(Zip Code)

(215) 702-8550
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of  November 11, 2013 was 310,993,023.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets

Current Assets
Cash and Cash Equivalents	$420,157	$260,357
Accounts Receivable, net	144,539	108,866
Due from Employees	7,808	7,808
Inventories	305,699	319,326
Prepaid Expenses	77,234	185,839
Total Current Assets	955,437	882,196

Property and Equipment, net	1,685,928	1,915,179

Intangibles, net	10,515,025	10,329,167

Goodwill	425,969	425,969

Other Assets	174,640	174,640

Total Assets	$13,756,999	$13,727,151

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$507,049	$613,141
Accrued Expenses	535,567	249,728
Payable for distribution rights	400,000	-
Deferred Income	39,000	39,000
Deferred Rent Payable	1,338	-
Derivative Liability	849,472	605,737
Total Current Liabilities	2,332,426	1,507,606

Long-term Liabilities
Deferred Rent Payable	28,718	24,891
Deferred Tax Obligation	53,000	44,000
Total Liabilties	2,414,144	1,576,497

Commitments and Contingencies

Stockholders' Equity
Preferred stock, par value $0.001; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 2,000,000,000 shares authorized; 310,850,165 shares issued and outstanding at September 30, 2013 and 259,202,434 shares issued and outstanding at December 31, 2012	310,850	259,204
Additional paid-in capital	40,681,626	34,531,847
Shares to Be Issued	-	-
Subscription receivable	-	(20,000)
Accumulated deficit	(29,649,621)	(22,620,397)
Total Stockholders' Equity	11,342,855	12,150,654
Total Liabilities and Stockholders' Equity	$13,756,999	$13,727,151

See notes to consolidated financial statements.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Three and Nine Months Ended September 30, 2013 and 2012

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue, net	$437,985	$373,790	$1,328,911	$828,260

Cost of Sales	586,719	451,076	1,544,569	1,347,693

Gross Loss	(148,734)	(77,286)	(215,658)	(519,433)

Operating Expenses
Selling, General and Administrative, (inclusive of stock based compensation of $496,564 and $2,898,132 for the three and
nine month periods ended September 30, 2013, $278,904 and
972,453 for the three and nine months ended September 30, 2012 - see Note 8 )	2,083,426	767,614	6,494,654	2,335,539
Research and Product Development	33,602	30,396	63,204	193,102
Total Operating Expenses	2,117,028	798,010	6,557,858	2,528,641

Loss from operations	(2,265,762)	(875,296)	(6,773,516)	(3,048,074)

Other Income (Expense)
Interest Expense	(292)	(1,103)	(3,048)	(2,538)
Other Income	-	4,888	-	4,888
Interest Income	31	73	75	660
Change in Value of Warrant Liability	32,978	-	(243,735)	-
Total Other Income (Expense)	32,717	3,858	(246,708)	3,010

Income Tax Provision	3,000	3,000	9,000	9,000

Net Loss	(2,236,045)	(874,438)	(7,029,224)	(3,054,064)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted-Average Shares Outstanding - basic and diluted	310,850,165	237,346,999	282,290,443	230,247,429

See notes to consolidated financial statements.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2013

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2012	259,202,434	$259,204	$34,531,847	$(20,000)	$(22,620,397)	$12,150,654

Issuance of common stock
for cash (net of issuance costs of $186,132)	42,684,262	42,683	3,228,610	-	-	3,271,293

Issuance of common stock
for services	818,750	819	56,493	-	-	57,312

Issuance of common stock
to related party
for services, June 2013	8,144,719	8,144	561,986	-	-	570,130

Receipt of subscription receivable	-	-	-	20,000	-	20,000

Share based compensation	-	-	2,270,690	-	-	2,270,690

Fair value of rent provided by related party	-	-	32,000	-	-	32,000

Net loss	-	-	-	-	(7,029,224)	(7,029,224)

Balance, September 30, 2013	310,850,165	$310,850	$40,681,626	$-	$(29,649,621)	$11,342,855

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(7,029,224)	$(3,054,064)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and Amortization	492,939	484,800
Reserve for Obsolete Inventory	(4,363)	24,540
Share Based Compensation	2,270,690	687,953
Stock Issued for Services Rendered	627,442	220,000
Stock Issued for Rent	-	64,500
Change in Value of Warrant Liability	243,735	-
Fair Value of Rent Provided by related party	32,000	-
Deferred Rent	5,165	3,056
Changes in Operating Assets and Liabilities:
Accounts Receivable	(35,673)	(35,462)
Inventory	17,990	(37,801)
Deposits and Prepaid Expenses	108,605	(5,979)
Accounts Payable and Accrued Expenses	179,747	283,968
Deferred Tax Liability	9,000	9,000
Deferred Revenue	-	-
Net Cash Used in Operating Activities	(3,081,947)	(1,355,489)

Cash Flows from investing activities
Purchase of Distribution Rights	(50,000)	-
Proceeds (Purchases)of Property and Equipment	454	(84,366)
Net Cash Used by Investing Activities	(49,546)	(84,366)

Cash Flows From Financing Activities
Proceeds From Sale of Common Shares	3,291,293	1,277,025
Net Cash Provided by Financing Activities	3,291,293	1,277,025

Net Increase (Decrease) in Cash and Cash Equivalents	159,800	(162,830)

Cash and Cash Equivalents - Beginning of year	260,357	260,111

Cash and Cash Equivalents - End of year	$420,157	97,281

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$3,048	$2,538
Non-cash investing and financing activities
Common Stock issued to related party for rent	$-	$100,000
Acquisition of Distribution Rights:
Cost of Distribution Rights	$450,000	$-
Liability Incurred	(400,000)	-
Cash Paid	$50,000	$-

See notes to consolidated financial statements.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

●
HepaLifeBiosystems, Inc. (“HepaLife”), which was incorporated in Nevada on April 17, 2007. Through HepaLife, the Company holds a technology called HepaMate™. Since May 2010, the Company has not allocated resources to HepaMate™ other than for the maintenance of patents and intellectual property related to the technology and instead has focused its resources on products being developed by AquaMed and Alliqua Biomedical. The Company continues, however, to explore various options to best realize value from its HepaMate™ technology, including selling it or partnering with another company to further develop it. If the Company is unsuccessful in its efforts to realize value from our HepaMate™ technology, the recorded value of the related intangibles will be subject to significant impairment.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The Company has evaluated subsequent events through the issuance date of this Form 10-Q. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the Securities and Exchange Commission on May 16, 2013.

Note 3 – Liquidity

The Company has experienced negative operating cash flows since inception and has funded its operations primarily from sales of common stock and other securities. The Company’s cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital.

During the nine months ended September 30, 2013, the Company sold 42,684,262 shares of common stock for total net proceeds of $3,271,293, as detailed in Note 8. Subsequent to September 30, 2013, the Company received gross proceeds of $1,000,000 through the sale of 250,000 shares of Series A Preferred Stock, as detailed in Note13.

The Company believes that its need for additional equity capital will continue and it intends to pursue additional financing from existing relationships (such as shareholders, investors and lenders) and from new investors to support its expansion, research and development programs and operations. The Company may pursue sources of additional capital through various means, including strategic alliances, debt financing, or equity financing. The Company intends to engage investment banking firms to assist it with some of these efforts.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

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

If the Company is unable to raise additional capital or encounters unforeseen circumstances that place constraints on its capital resources, it will be required to take more severe measures to conserve liquidity, which could include, but are not necessarily limited to, eliminating non-essential positions, eliminating the Company’s clinical studies, and ceasing all marketing efforts. The Company would have to curtail business development activities and suspend the pursuit of the Company’s business plan. There can be no assurance that the Company will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on terms favorable to the Company, if needed.

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

Note 4 – Summary of Significant Accounting Policies

Intangible Assets

The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 “Intangibles - Goodwill and Other”. ASC Topic 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. There were no events or circumstances that indicated an impairment may exist for the nine months ended September 30, 2013.

Goodwill

The Company reviews its goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. The Company continually monitors events and changes in circumstances that could indicate that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairmentmay exist for the nine month period ended September 30, 2013.

Acquired In-Process Research and Development (“IPR&D”)

IPR&D represents the fair value assigned to an incomplete research project, comprised of the HepaMatetechnology that the Company acquired through the 2010 merger with AquaMed which, at the time of acquisition, had not reached technological feasibility. The amount is capitalized and is accounted for as an indefinite-lived intangible asset, subject to impairment testing until completion or abandonment of the project. Upon successful completion of the project, a determination will be made as to the then useful life of the intangible asset, generally determined by the period in which substantially all of the cash flows are expected to be generated, and begin amortization. The Company tests IPR&D for impairment at least annually or more frequently if impairment indicators exist after performing a qualitative analysis. Management has multiple criteria that it considers when performing the qualitative analysis. The results of this review are then weighed and prioritized. If the totality of the relevant events and circumstances indicate that it is not more likely than not that the fair value of the IPR&D is less than its carrying amount, the first and second steps of the impairment test are not necessary.

The Company is actively seeking to recognize value from the IPR&D. There were no events or circumstances that indicated an impairment may exist for the nine month period ended September 30, 2013.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Impairment of long-lived assets subject to amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company will assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no events or circumstances that indicated an impairment existed for the nine month period ended September 30, 2013.

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

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. For the nine months ended September 30, 2013, the Company recorded a deferred income tax provision caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life for tax purposes that have not been recognized for financial reporting purposes. Management has performed an evaluation and concluded that there were no material uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of September 30, 2013.

Common Stock Purchase Warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a Securities Purchase Agreement on November 8, 2012.  The Company evaluated the common stock purchase warrants to assess their proper classification in the condensed consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions.  Accordingly, these instruments have been classified as warrant liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.  The Company re-measures warrant liabilities at each reporting date, with changes in fair value recognized in earnings for each reporting period.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the condensed consolidated statements of operations. The Company recognizes stock-based compensation expense for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts stock-based compensation expense based on its probability assessment.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Fair value is defined as the price that would be received upon selling an asset or the price paid to transfer a liability on the measurement date. It focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1: Observable prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants, stock options and non-vested restricted stock units, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants and non-vested restricted stock units are as follows:

	September 30,
	2013	2012

Stock Options	168,122,603	57,170,000
Warrants	88,913,719	27,234,000
Non-Vested Restricted Stock Units	3,095,469	-
Total	260,131,791	84,404,000

Note 5– Inventories

Inventories consist of the following:

	As of
	September 30, 2013	December 31, 2012
Raw materials	$190,191	$209,820
Work in process	24,957	25,119
Finished goods	103,838	102,037
Less: Inventory reserve	(13,287)	(17,650)
Total	$305,699	$319,326

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 6 – Technology and Customer Relationships

Technology and customer relationships consist of the following:

	Estimated Useful Lives	Cost	Accumulated Amortization	Net
In process research and development	-	$8,100,000	$-	$8,100,000
Technology	10 years	3,000,000	(1,400,000)	1,600,000
Customer relationships	12 years	600,000	(233,333)	366,667
Distribution rights and related customer information. (See Note 7.)	5.27 years	450,000	(1,642)	448,358
Total		$12,150,000	$(1,634,975)	$10,515,025

The Company recorded amortization expense related to the acquired amortizable intangibles of $89,142 and $264,142 for the three and nine months ended September 30, 2013, respectively, as compared to $87,500 and $262,500 for the same periods in 2012, respectively.  The weighted average remaining term of technology is 5.35 years, of customer relationships is 7.35 years and of distribution rights is 5.25 years. IPR&D technology represents HepaMate technology that currently has no commercial use. The value assigned to this technology will not be subject to amortization until such time as the technology is placed in service. IPR&D assets are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. There were no circumstances that indicated an impairment may exist for the nine month period ended September 30, 2013.

Note 7 – Commitments and Contingencies

Executive Employment Agreements

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

On May 31, 2012, the Company entered into a three year executive employee agreement with its former executive chairman and a current board member retroactive to January 1, 2012. The agreement provides for an annual salary of $200,000 in 2012, $225,000 in 2013 and $250,000 in 2014, payable in a combination of cash and shares of common stock. An option to purchase 5,500,000 shares of common stock, at an exercise price of $.20 per share, was granted and will vest one third each year on the first, second and third anniversary of the date of grant and will have a term of ten years. In addition, stock options to purchase 3,000,000 shares of common stock previously awarded were accelerated to vest and become exercisable on the date of execution of the employment agreement. On November 27, 2012, the executive resigned from his position as executive chairman, but remained a member of the board. On November 11, 2013, the Company entered into a separation and general release agreement with this executive, pursuant to which the employment agreement was terminated effective as of December 31, 2012; non-competition and non-solicitation obligations under the employment agreement remain.  All unvested options were immediately vested in full and will be expensed during the fourth quarter of 2013. The Company also entered into a consulting agreement on November 11, 2013, retroactively effective to January 1, 2013, this former executive will provide consulting services in exchange for (i) a one-time grant of 8,144,719 shares of common stock, and (ii) monthly payments of $2,500 from January 2013 through March 2014.

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

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

On September 3, 2013, the Company entered into an employment agreement with its chief financial officer. Under the employment agreement, the executive is entitled to an annual salary of $240,000.  He is also eligible to receive an annual bonus of up to 60% of base salary based on the achievement of mutually agreed upon objectives.  Additionally the agreement provides for medical, dental, 401(k), group life and long-term disability benefits. and a monthly stipend of $700 to cover auto expenses.The Company also granted the executive nonqualified stock options to purchase 8,100,000 shares of common stock as follows: 2,700,000 options at an exercise price of $0.10 vested immediately, 2,700,000 options at an exercise price of $0.15 will vest upon the one year anniversary of employment and 2,700,000 options at an exercise price of $0.20 will vest upon the two year anniversary of employment. The options have a term of ten years.

Concurrently with the appointment of the new chief financial officer, the former chief financial officer, who also served as secretary and treasurer of the Company, resigned.  He will remain with the Company through the end of 2013 as vice president of operations to assist with the transition, in accordance with a Transition Agreement and Release dated September 3, 2013. The Company granted an award of nonqualified stock options to purchase 5,000,000 shares of common stock at an exercise price of $0.10, which vested immediately upon the execution of a release on such date.  The options have a term of three years. In addition, options held  under the following grants shall remain outstanding and exercisable: (i) incentive stock option granted December 9, 2010 with respect to 1,000,000 shares of the Company’s common stock granted pursuant to the HepaLife Technologies, Inc. 2001 Incentive Stock Option Plan; (ii)  nonqualified stock option agreement dated May 12, 2012 with respect to 1,000,000 shares of the Company’s common stock granted pursuant to the Alliqua, Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”); and (iii)  nonqualified stock option granted November 27, 2012 with respect to 500,000 shares of the Company’s common stock granted pursuant to the 2011 Plan.  The Company has also agreed to pay him a monthly stipend of $600 per month during 2014.

As of September 30, 2013, $110,000 of accrued compensation was included in accrued expense. Of this amount, $100,000 is attributable to the above referenced executive employment agreements with the Company’s former chief executive officer and former president and $10,000 is attributable to salaries of employees.

Consulting Agreements

The Company currently has various consulting agreements for management consulting, marketing, public relations, investor relations and research and development. Some agreements are based on fixed fee arrangements and others on specified hourly rates.

The total fees included in operating expenses were $354,936 and $1,712,929 for the three and nine months ended September 30, 2013, respectively, as compared to $75,865 and $196,455 for the same periods in 2012, respectively.

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

USDA, ARS License. On November 20, 2007, the Company exercised its license right under the CRADA by entering into an exclusive license agreement with the USDA, ARS for existing and future patents related to the PICM-19 hepatocyte cell lines. Under this license agreement, the Company is responsible for annual license maintenance fees commencing in 2010 for the term of the license, which is until the expiration of the last to expire licensed patents unless terminated earlier. The license agreement also requires certain milestone payments, if and when milestones are reached, as well as royalties on net sales of resulting licensed products, if any. For the three and nine months ended September 30, 2013, the Company incurred $178 and $3,385, respectively, in license maintenance fees which were charged to general and administrative expenses as compared to $0 and $10,000 for the same periods in 2012, respectively.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

On July 15, 2011, the Company, through its Alliqua Biomedical subsidiary, entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua Biomedical has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to general and administrative expenses for the three and nine months ended September 30, 2013 were $50,000 and $150,000, respectively, as compared to $12,500 and $37,500 for the same periods in 2012. The $150,000 royalty due for the nine months ended September 30, 2013, is included in accrued expenses.

Sorbion distributor agreement

On September 23, 2013, Alliqua Biomedical, Inc., entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbionsana and new products with hydrokinetic fibers as primary dressings in the United States of America, Canada and Latin America, subject to certain exceptions.

The initial term of the agreement ends on December 31, 2018 and will be extended for additional year terms until December 31, 2023, so long as the Company and Sorbion agree in September as to the minimum annual purchase amount for the calendar year that ends four years from the calendar year of such September.

In order to maintain its exclusivity, the Company must purchase the following minimum amounts, in Euros, of the Products for the indicated calendar year:

Calendar Year	Minimum Annual Purchase Amount
2014	500,000 Euros
2015	1,000,000 Euros
2016	2,500,000 Euros
2017	4,000,000 Euros

Since the Company must purchase the minimum amounts in Euros, the equivalent U.S. dollar expenditure could be subject to significant fluctuations in foreign currency exchange rates.

If the Company fails to purchase products in amounts that meet or exceed the minimum annual purchase amount for a calendar year, it may cure such minimum purchase failure by paying Sorbion in cash an amount equal to the minimum annual purchase amount for such calendar year less the amount the Company paid to Sorbion for the products purchased for such calendar year.  If the Company does not cure a minimum purchase failure with a makeup payment for a calendar year, Sorbion may terminate the Company’s exclusivity with respect to the products and grant the Company non-exclusive rights with respect to the products.  If the Company does not cure a minimum purchase failure for two subsequent calendar years, Sorbion may terminate the agreement.  The Company will not be required to meet the minimal annual purchase amount if Sorbion fails to supply the Company with the products inaccordance with the agreement.  Sorbion may also terminate the Company’s exclusivity with respect to the products if the Company does not cure a material breach of the agreement within 30 days.

The Company has the right to use the trademarks related to the products. The Company will sell the products under their respective trademarked names and at prices determined by the Company.  Sorbion may determine in its sole discretion the prices of the products sold to the Company, which are subject to change beginning January 1, 2015. The Company will be eligible for certain discounts with respect to the purchase and shipping of the products if its orders of the products are above certain amounts.

Carolon distribution rights agreement

In September 2013, the Company entered into an agreement  with Carolon Company ("Carolon"), pursuant to which, among other things the Company purchased from Carolon distribution rights for Sorbion Sachet products and access to customer information, sales and training materials as well as other information pertaining to the existing independent sales and marketing channels for the products. In consideration, the Company agreed to pay Carolon a minimum of $450,000 (i) $50,000 paid in September 2013 (ii) 12 equal payments beginning November 2013 totaling $400,000 and (iii) if the Company sells a minimum of $600,000 of Sorbion Sachet products in the calendar year 2014, the Company is obligated to pay an additional $50,000 due January 2015.

This transaction was recorded as the purchase of distribution rights and was recorded as an intangible asset subject to amortization over the remaining useful life of sixty-three months. The Company has recorded a liability of $400,000 on its balance sheet as of September 30, 2013 in connection with the Carolon Agreement.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Lease of Facility

On July 24, 2013 the Company extended its lease for it operating facilities in Langhorne, PA for an additional period of 10 years commencing on February 1, 2016 and continuing through and including January 31, 2016. Under this extension, the annual base rent is $207,405, compared to the present annual base rent of $204,930. Under the extended lease, the landlord agreed to make certain improvements to the facility.Such improvements are expected to be performed starting in the fourth quarter of 2013.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation. The Company is not aware of any litigation as of September 30, 2013.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value per share, which may be divided into series and with preferences, limitations and relative rights determined by the board of directors. As of September 30, 2013, no shares of preferred stock are issued or outstanding. See subsequent event in Note 13.

Authorized Common Stock

The Company has authorized 2,000,000,000 shares of common stock effective September 25, 2013, up from 500,000,000 shares of common stock, with a $0.001 par value per share.

Common Stock and Warrant Offerings

The following table summarizes the common stock and warrant offerings during the nine months ended September 30, 2013:

				Five-Year Warrants - $0.097 Exercise Price
			Common	Investor	Placement Agent
Issuance	Gross	Issuance	Stock	Warrants	Warrants
Date	Proceeds	Costs	(Shares)	(Shares)	(Shares)

2/22/2013	$380,500	$-	4,697,532	4,697,532	-
4/11/2013	236,000	37,100	2,913,580	2,913,580	291,358
4/22/2013	576,000	55,100	7,111,111	7,111,111	575,308
5/31/2013	288,000	31,300	3,555,557	3,555,557	355,556
6/28/2013	1,976,925	62,632	24,406,482	24,406,482	773,235

	$3,457,425	$186,132	42,684,262	42,684,262	1,995,457

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The securities purchase agreement for each of the above referenced financings contains representations, warranties and covenants of the investors and the Company that are typical for transactions of this type. In addition, the securities purchase agreement contains a “full ratchet” anti-dilution adjustment provision, pursuant to which, in the event that the Company sells or issues shares of common stock or common stock equivalents at a price (the “Base Price”) lower than $0.081 per share, the Company will be required to issue to each investor, for no additional consideration, a certain number of shares of common stock such that the purchase price paid by such investor under the securities purchase agreement for the number of shares originally held, when divided by the aggregate number of shares originally held and any additional shares issued to such investor, will equal the Base Price. This investor right will terminate at any time following the nine month anniversary of the final closing under the securities purchase agreement, if (i) the closing sales price of the common stock for thirty (30) consecutive trading days is at least 200% of the per share purchase price, (ii) the product of (A) the volume weighted average price of the common stock on its principal market and (B) its corresponding daily trading volume, each as reported by Bloomberg L.P., equals or exceeds $50,000 for such thirty (30) consecutive trading days and (iii) the investor shares that were acquired hereunder by investors who are not our affiliates were eligible for unrestricted sale pursuant to Rule 144(b)(1)(i) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on their principal market from the six month anniversary of the final closing under the securities purchase agreement through at least the nine month anniversary of the final closing under the securities purchase agreement. Each warrant is exercisable immediately for cash. In addition, in the event that there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of a warrant at any time following the one year anniversary of the issuance date of such warrant, such warrant may also be exercised by way of a cashless exercise. The warrants also contain customary provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events. The shares and the warrants issued to the investors were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act. Each investor was an accredited investor (as defined by Rule 501 under the Securities Act) at the time of the private placement.

Stock Based Compensation

The following table summarizes stock based compensation expense, which is reflected as general and administrative expenses in the consolidated statements of operations:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012

Options	$473,200	$258,904	$2,271,842	$684,176
Warrants	7,447	-	7,447	3,777
Restricted Stock Units	(34,395)	-	(8,599)	-
Total Share Based Compensation	446,252	258,904	2,270,690	687,953

Restricted Stock	50,312	20,000	57,312	284,500
Restricted Stock - Related Party	-	-	570,130	-
Total Stock Issued for Services Rendered	50,312	20,000	627,442	284,500

Total	$496,564	$278,904	$2,898,132	$972,453

Restricted Stock

The following table summarizes the restricted stock issued during the nine months ended September 30, 2013:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value

5/24/2013	Consultant	100,000	Immediate	$7,000
7/1/2013	Consultant	718,750	Immediate	50,312

		818,750		57,312
6/28/2013	Fmr. President & Current Board Member	8,144,719	Immediate	570,130

		8,963,469		$627,442

During the three months ended September 30, 2013, the Company recognized a credit of $34,395 which represents a reversal of stock-based compensation amortization previously recognized for restricted stock units (“RSUs”) with performance conditions which were originally deemed probable of being achieved which are now deemed improbable of being achieved. As of September 30, 2013, there was $154,773 of unrecognized stock-based compensation expense related to 3,095,469 of executive officer non-vested RSUs that contain performance conditions which, for accounting purposes, are deemed improbable of being achieved as of September 30, 2013.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Warrants

On July 11, 2013, the Company issued to a consultant a five-year warrant to purchase 300,000 shares of common stock at an exercise price of $0.10 per share, which will vest and become exercisable in 12 equal monthly installments over the first year from the date of issuance. The grant date value was $14,640.

In applying the Black-Scholes option pricing model to warrants issued, the Company used the following weighted average assumptions:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.40%	0.74%	1.15%	0.84%
Expected term (years)	5.00	5.00	5.00	5.00
Expected volatility	99.87%	97.69%	99.92%	99.89%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on rates of treasury securities with the same expected term as the warrants. The expected term used for warrants is the contractual life. The Company is utilizing an expected volatility figure based on a review of the Company’s historical volatility, over a period of time, equivalent to the expected life of the instrument being valued. The expected dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the near future.

The weighted average estimated fair value per share of the compensatory warrants issued during the three and nine months ended September 30, 2013 was $0.05 and $0.05, respectively, and was $0.04 during the nine months ended September 30, 2012. There were no warrants issued as compensation during the three months ended September 30, 2012.

As of September 30, 2013, there was $6,863 of unrecognized stock-based compensation expense related to warrants that is subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.8 years.

A summary of the warrant activity, including common stock purchase warrants, during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, December 31, 2012	43,934,000	$0.09
Issued	44,979,719	0.10
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2013	88,913,719	$0.09	3.9	$403,610

Exercisable, September 30, 2013	88,663,719	$0.09	3.9	$403,610

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The following table presents information related to warrants at September 30, 2013:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.050	19,600,000	4.1	19,600,000
0.069	11,609,500	3.4	11,609,500
0.080	100,000	3.6	100,000
0.097	44,679,719	4.7	44,679,719
0.100	300,000	4.8	50,000
0.160	6,156,000	1.6	6,156,000
0.200	6,468,500	1.7	6,468,500
	88,913,719	3.9	88,663,719

Five-year warrants to purchase 16,650,000 shares of common stock at an exercise price of $0.05 per share were deemed to be a derivative liability. See Note 12 – Fair Value Measurement.

Note 9 – Stock Options

The Company maintains a stock option plan that provides for option grants to employees, directors and others.  A total of 80,000,000 shares of common stock have been reserved for award under the stock options plan, of which 51,203,805 were available for future issuance as of September 30, 2013.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The following table summarizes the non-qualified stock options granted during the nine months ended September 30, 2013:

				Contractual	Vesting
Grant	Grantee	Options	Exercise	Term	Term		Grant Date
Date	Type	Granted	Price	(Years)	(Years) [5]		Value

2/4/2013	New CEO	12,216,195	$0.075	10.0	0.0		$684,107
4/9/2013	Consultant	2,500,000	0.100	5.0	0.0		142,000
5/10/2013	Employee	7,500,000	0.100 - 0.200	10.0	0.0 - 2.0		292,406
5/10/2013	Employee	12,000,000	0.100 - 0.250	10.0	0.0 - 4.0		476,794
5/10/2013	Employee	4,000,000	0.100 - 0.200	10.0	0.0 - 3.0		159,558
5/10/2013	Consultant	150,000	0.100	10.0	0.0		7,793
5/10/2013	Consultant	3,000,000	0.100	10.0	0.0 - 0.6		155,863
5/10/2013	Consultant	250,000	0.100	10.0	1.0 - 4.0		12,989
5/10/2013	Employee	1,000,000	0.100	10.0	0.0 - 0.1		37,258
5/10/2013	Director	5,000,000	0.100	10.0	[2	]	212,386
5/10/2013	Consultant	750,000	0.100 - 0.200	10.0	0.0 - 1.6		37,877
5/10/2013	Employee	1,000,000	0.100	10.0	0.0 - 2.6		42,489
5/10/2013	Consultant	100,000	0.100	10.0	1.0 - 3.0		5,195
5/10/2013	Consultant	4,666,666	0.150 - 0.210	1.1	0.0		9,155
7/22/2013	Director	27,220,000	0.150 - 0.250	9.5	[3	]	1,556,984
8/15/2013	Consultant	500,000	0.100	10.0	0.0 - 3.0		35,363
9/3/2013	New CFO	8,100,000	0.100 - 0.200	10.0	0.0 - 2.0		384,210
9/3/2013	Fmr. CFO	5,000,000	0.100	3.3	0.0		202,000

		94,952,861	$0.148				$4,454,427

[1]	Granted pursuant to the 2011 Plan.

[2]
The options vest and become exercisable as follows: (i) 1,666,666 immediately on the grant date; (ii) 1,666,667 options upon the Company becoming listed on a registered national securities exchange provided it occurs before June 30, 2014; and (iii) 1,666,667 options on the last day of the first fiscal quarter the Company has achieved a positive cash-flow provided it occurs before June 30, 2015.

[3]
The options vest and become exercisable as follows: (i) 9,073,333 options with an exercise price of $0.15 per share will vest and become exercisable provided the Company files a Form 10-K with annual revenues greater than $10 million by April 15, 2016; (ii) 9,073,333 options with an exercise price of $0.20 per share will vest and become exercisable provided the Company files a Form 10-K with annual revenues greater than $20 million by April 17, 2017; and (iii) 9,073,334 options with an exercise price of $0.25 per share will vest and become exercisable provided the Company files a Form 10-K with annual revenues greater than $25 million by April 17, 2018.

[4]
Pursuant to the terms of the award, the following prior option grants to the same non-employee director were cancelled; (a) 4,640,000 ten-year non-qualified stock options with an exercise price of $0.15 per share that were granted on May 17, 2012 and were scheduled to vest if certain performance criteria were met by November 17, 2013; (b) 5,000,000 ten-year non-qualified stock options with an exercise price of $0.20 per share that were granted on November 27, 2012 and were scheduled to vest if certain performance criteria were met by September 30, 2013; and (c) 2,500,000 ten-year non-qualified stock options with an exercise price of $0.20 per share that were granted on November 27, 2012 and were scheduled to vest if certain performance criteria were met by December 31, 2013.

[5]
Vesting term range represents the number of years from the grant date until the first vesting date through the final vesting date, with "0.0" representing an award that has a portion of shares that vest immediately.

On March 29, 2013, the Company approved an amendment to immediately vest 3,095,469 non-qualified stock options with an exercise price of $0.10 per share which had been granted to the Company's former chief executive officer on November 5, 2012. These options were previously scheduled to vest on November 5, 2013. A charge of $86,573 was recognized on the modification date on account of the acceleration of vesting.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
Risk free interest rate	1.69%	0.49%	1.26%	0.73%
Expected term (years)	6.04	3.86	5.63	5.51
Expected volatility	99.87%	97.57%	99.17%	98.75%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on rates of treasury securities with the same expected term as the options. The Company uses the "simplified method" to calculate the expected term of employee and director stock-based options. The expected term used for consultants is the contractual life. The Company is utilizing an expected volatility figure based on a review of the Company’s historical volatility, over a period of time, equivalent to the expected life of the instrument being valued. The expected dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the near future.

The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2013 was $0.05 and was $0.02 and $0.04 during the three and nine months ended September 30, 2012, respectively.

During the three months ended September 30, 2013, the Company recognized a credit of $411,614 relating to options containing performance conditions, of which, $386,119 related to previously recognized expense for options where the perfomance was not rendered by the required date and have been forfeited, and $25,495 related to the expense previously recognized for options which were originally deemed probable of being achieved that are now deemed improbable of being achieved. As of September 30, 2013, there was $2,839,129 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 2.6 years, of which $93,101 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, December 31, 2012	102,104,742	$0.15
Granted	94,952,861	0.15
Exercised	-	-
Forfeited	(28,935,000)	0.16
Outstanding, September 30, 2013	168,122,603	$0.15	8.2	$-

Exercisable, September 30, 2013	85,117,078	$0.13	7.2	$-

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

The following table presents information related to stock options at September 30, 2013:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.075	12,216,195	9.4	12,216,195
0.100	53,731,408	6.7	36,372,551
0.125	5,275,000	9.6	1,355,000
0.135	750,000	7.3	750,000
0.145	12,540,000	6.7	12,540,000
0.150	23,688,333	4.5	5,155,000
0.200	43,388,333	8.9	11,188,332
0.210	5,000,000	5.2	5,000,000
0.250	11,473,334	9.6	480,000
0.260	50,000	5.0	50,000
0.610	10,000	4.7	10,000
	168,122,603	7.2	85,117,078

Note 10 – Related Party Transactions

On February 15, 2013, a subscription receivable of $20,000 was received from a director in connection with a private placement.

On February 22, 2013, the Company issued, in the aggregate, (i) 3,333,333 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 3,333,333 shares of common stock at an exercise price of $0.097 per share, inexchange for aggregate consideration of $270,000 to four directors and an affiliate of a director.

On June 28, 2013, the Company issued, in the aggregate, (i) 10,123,456 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 10,123,456 shares of common stock at an exercise price of $0.097 per share, inexchange for aggregate consideration of $820,000 to five directors.

Note 11 – Major Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2013, two major customers accounted for approximately 64% of revenue, with each customer individually accounting for 43% and 21%, respectively.  For the nine months ended September 30, 2013, two major customers accounted for approximately 66% of revenue, with each customer individually accounting for 51% and 15% of total revenue, respectively.

For the three months ended September 30, 2012, two major customers accounted for approximately 88% of revenue, with each customer individually accounting for 66% and 22% of total revenue, respectively.  For the nine months ended September 30, 2012, two major customers accounted for approximately 74% of revenue, with each customer individually accounting for 60% and 14% of total revenue, respectively.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

Note 12 – Fair Value Measurement

On September 30, 2013, the Company recomputed the fair value of its warrant liability using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 99.44%, risk-free rate of 1.01%, expected term of 4.11 years, and expected dividends of 0.00%. The Company recorded a (gain) loss on the change in fair value of the derivative liability of $(32,978) and $243,735 during the three and nine months ended September 30, 2013, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2013	$605,737

Change in fair value of warrant liability	243,735

Ending balance as of September 30, 2013	$849,472

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	Level	Level	Level
	1	2	3
Recurring:
Derivative liabilities	N/A	N/A	$849,472

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

Note 13 – Subsequent Events

Sales of Series A Convertible Preferred Stock

Subsequent to September 30, 2013, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold 250,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to the investor and issued to the investor a warrant to purchase up to 5,555,555 shares of common stock of the Company, at an exercise price of $0.10 per share for an aggregate purchase price of $1,000,000. In connection with the closing of the sale of the Preferred Stock and Warrants, the Company paid $70,000 in fees to the Company’s placement agent and issued a $0.10 Warrant to purchase 388,889 shares of Common Stock and a $0.11 Warrant to purchase 388,899 shares of Common Stock to the placement agent.

Pursuant to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock filed by the Company with the Florida Secretary of State on October 18, 2013 (the “Certificate of Designation”), the stated value of the Preferred Stock is $4 per share (the “Stated Value”) and the Preferred Stock accrue dividends on the Stated Value at an annual rate of 6%, payable quarterly in new shares of Common Stock. Each share of the Preferred Stock is convertible at any time at the holder’s option into shares of Common Stock at an initial conversion price of $0.09 per share. The conversion price of the Preferred Stock is subject to full-ratchet anti-dilution adjustment in the event the Company issues securities, other than certain excepted issuances, at a price below the then-current conversion price, as well as other typical conversion price adjustments. In addition, the Preferred Stock is subject to mandatory conversion upon either (i) the Company closing an equity, or equity-linked, transaction or series of related transactions with aggregate proceeds to the Company of $5 million or greater, or (ii) at any time after April 22, 2015, the closing price of the Common Stock equaling or exceeding 2.5 times the then-applicable conversion price for a period of sixty consecutive trading days with a minimum average trading volume of 100,000 shares per day over such period; provided, that, at such time, the Company has an effective registration statement for the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock (the “Underlying Shares”) or the Underlying Shares may be offered for sale to the public without any volume restrictions, pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Act”). Unless previously converted, the Company is required to redeem the Preferred Stock on October 21, 2015 at a redemption price equal to the Stated Value.

Back to Table of Content

ALLIQUA, INC. AND SUBSIDIARIES
NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

As long as at least 50% of the shares of Preferred Stock are outstanding, the Company must obtain the approval of holders holding a majority of the shares of Preferred Stock outstanding at that time for the following corporate actions: (i) incurring more than $100,000 of indebtedness or a security interest on any of the assets of the Company or its subsidiaries, other than in connection with ordinary course equipment financings; (ii) amending the terms of the Preferred Stock in any manner that adversely affects any rights of the holders of the Preferred Stock; (iii) authorizing additional shares of Preferred Stock; (iv) amending the Company’s Articles of Incorporation or By-laws in any manner that would impair or reduce the rights of the Preferred Stock; (v) liquidating or dissolving the Company; or (vi) issuing any class or series of equity security senior to the Preferred Stock. If the Company issues any class or series of equity security senior to the Preferred Stock, the holders of the Preferred Stock have the right to require the Company to redeem the Preferred Stock at a redemption price equal to 120% of the Stated Value, plus any accrued and unpaid dividends thereon. Upon any liquidation, dissolution or winding-up of the Company, which includes a sale of the Company, holders of Preferred Stock will be entitled to receive out of the assets of the Company an amount equal to 120% of the Stated Value, plus any accrued and unpaid dividends thereon.

The Warrant is exercisable at any time on or prior to the close of business on the five year anniversary of issuance. The Warrant will be automatically exercised on the date that the closing price of the Common Stock equals or exceeds 2.5 times the then-applicable exercise price for a period of sixty consecutive trading days; provided, that, at such time, the Company has an effective registration statement for the resale of the shares of Common Stock issuable upon exercise of the Warrant (the “Warrant Shares”) or the Warrant Shares may be offered for sale to the public without any volume restrictions. The Warrants is also exercisable at any time on a cashless basis.

Back to Table of Content

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Back to Table of Content

Overview

We operate through three wholly-owned subsidiaries: AquaMed Technologies, Inc.; Alliqua Biomedical; Inc. and HepaLifeBiosystems, Inc.

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

Recent Events

Subsequent to September 30, 2013, we entered into a Securities Purchase Agreement with an investor pursuant to which we sold 250,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) to the investor and issued to the investor a warrant (the "Warrant") to purchase up to 5,555,555 shares of common stock of the Company, at an exercise price of $0.10 per share for an aggregate purchase price of $1,000,000. In connection with the closing of the sale of the Preferred Stock and Warrant, the Company paid $70,000 in fees to the Company’s placement agent and issued a $0.10 warrant to purchase 388,889 shares of Common Stock and a $0.11 warrant to purchase 388,899 shares of Common Stock to the placement agent.

On November 11, 2013, we entered into a separation and general release agreement (the “Separation and General Release Agreement”) with David Stefansky, our former co-executive chairman, pursuant to which Mr. Stefansky’s employment agreement with us, dated as of May 31, 2012 (the “Employment Agreement”), was terminated effective as of December 31, 2012. Pursuant to the Separation and General Release Agreement, in exchange for Mr. Stefansky waiving and releasing us from any claims he may have had against us, all unvested options to purchase shares of our common stock, par value $0.001 per share (“Common Stock”) held by Mr. Stefansky were immediately vested in full and we entered into a consulting agreement with Mr. Stefansky, dated as of November 11, 2013, retroactively effective to January 1, 2013 (the “Consulting Agreement”).  Pursuant to the Separation and General Release Agreement, Mr. Stefansky remains subject to the non-competition and non-solicitation obligations under the Employment Agreement.

Pursuant to the Consulting Agreement, through December 31, 2014, Mr. Stefansky will provide certain consulting services to us at our request in exchange for (i) a one-time grant of 8,144,719 shares of Common Stock, and (ii) monthly payments of $2,500 retroactively due from January 2013 through March 2014.  Mr. Stefansky is also subject to, among other things, confidentiality restrictions typical for agreements of this type.

The foregoing summaries of the Separation and General Release Agreement and the Consulting Agreement are not complete, and are qualified in their entirety by reference to the full text of the agreements that are exhibits to this Quarterly Report on Form 10-Q. Readers should review those agreements for a more complete understanding of the terms and conditions associated with this transaction.

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

Results of Operations

Overview. For the three and nine months ended September 30, 2013, we had a net loss of $2,236,045 and $7,029,224, respectively, inclusive of non-cash items, largely related to stock-based compensation, totaling approximately $640,608 and $3,667,608 for each respective period.  For the three and nine months ended September 30, 2012, we had a net loss of $874,438 and $3,054,064, respectively, inclusive of non-cash items, largely related to stock-based compensation, totaling approximately $523,633 and $1,484,849 for each respective period. As we intend to preserve cash as much as possible while executing our business plan, in light of our limited cash balance, we expect equity to continue to represent a significant portion of compensation going forward. In light of this, we believe there will be significant future expenses for non-cash stock-based compensation.

Revenues. For the three and nine months ended September 30, 2013, revenues were $437,985 and $1,328,911, respectively, compared to $373,790 and $828,260 for the three and nine months ended September 30, 2012.  The increase for the three- month period is due to the increase in sales of our proprietary products. The increase for the nine-month period is primarily due to greater sales volume from our largest customer during 2013 and the increase in the sales of our proprietary products.

Back to Table of Content

Gross Loss.For the three and nine months ended September 30, 2013, we had a gross loss of $148,734 and a gross loss of $215,658, respectively.  For the three and nine months ended September 30, 2012, we had a gross loss of $77,286 and $519,433, respectively.  The increase in the gross loss during the three month period was due to an increase in labor costs and the  disposal of certain materials resulting in an increase in material costs.The improved results for the nine months ended September 30, 2013, as compared to 2012, was due to the higher volume of sales with sustained fixed overhead expenses. Fixed overhead includes depreciation, labor and occupancy expense. Depreciation of equipment and amortization of technology included in cost of sales for the three and nine months ended September 30, 2013 was $163,719 and $487,854,respectively, compared to $162,923 and $484,800 for the three and nine months ended September 30, 2012.  Labor-related expense for the three and nine months ended September 30, 2013 was $174,913 and $354,077, respectively, compared to $110,466 and $317,543 for the comparable periods in 2012. The increase in labor was due to the hiring of temporary personnel to support in the manufacturing process. Rent expense for the three and nine months ended September 30, 2013 was $65,007 and $192,550 respectively, compared to $62,889 and $198,761 in the comparable 2012 periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,083,426 and $6,494,654 for the three and nine months ended September 30, 2013, respectively, compared to $767,614 and $2,335,539 for the same periods in 2012.  The increase in expenses is due to an increase in both cash salary compensation and non-cash stock-based compensation, principally for executive management, in the respective 2013 periods compared to 2012. We have made several significant hires in management since November of 2012 in an effort to realign our managerial profile. These hires are intended to lead to increased revenues in our contract manufacturing and wound care businesses.

Salaries for the three and nine months ended September 30, 2013 were $495,953 and $1,256,836, respectively, compared to $128,752 and $827,722 for the three and nine months ended September 30, 2012.  The increase in salaries is attributable to the hire of several executive personnel in 2013.  Stock based compensation for the three and nine months ended September 30, 2013 was $496,565 and $2,898,132, respectively. Stock-based compensation for the three and nine months ended September 30,2012 was $339,627 and $968,876, respectively.

Consulting fees for the three and nine month periods ended September 30, 2013 were $354,936 and $1,712,929, respectively compared to $75,865 and $196,455 for the three and nine month periods ended September 30, 2012, respectively.  Prior to the recent hire of several managerial positions, we had a number of consultants to assist us in various positions.  In addition, several consultants were issued stock options as non-cash stock-based remuneration.

Research and Development. We recorded research and development expenses for the three and nine months ended September 30, 2013 of $33,602 and $63,204, respectively, and $30,396 and $193,102, respectively, during the three and nine months ended September 30, 2012.  The decrease in research and development expenses for the nine month period was due principally to a reduction in expenses associated with the development of our transdermal pain patch.  We had put efforts to develop this product on hold until our capital resources were higher and given our successful capital raises in 2013, we have recently relaunched our research and development efforts of our pain patch with the commissioning of a preclinical study.  We believe our research and development expenses may increase in future quarters as we continue the life cycle management of our proprietary line of products. Also, we intend to commit management resources to the further development of the HepaMate™ asset as we explore various options to monetize this technology.

Impairment of Intangibles  We review our goodwill for impairment annually, or more frequently, if facts and circumstances warrant a review. Goodwill is assigned on the date of acquisition. We evaluate goodwill for impairment by comparing fair value of each reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we use the income approach based on estimated discounted future cash flows. The cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We have assessed qualitative factors to determine whether current events and circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount at this time. After assessing the totality of events and circumstances, we determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount at this time, and therefore, the two-step impairment test was unnecessary at September 30, 2013.

We continue to pursue strategies to monetize our HepaMate technology.  Current initiatives include dedicating senior management resources, evaluating capital requirements, hiring a banker to explore its sale and partnering options, updating valuation scenarios and reviewing the technology with key opinion leaders and subject area experts.  While management currently believes that fair value is greater than book value, there can no assurances that the results of these initiatives to obtain sufficient resources or partners to monetize such asset will be successful. Accordingly, after performing the annual quantitative impairment analysis, we may determine that partial or full impairment may be necessary. We did not recognize any impairment charges for intangibles for the three month period ended September 30, 2012.

Back to Table of Content

Liquidity and Capital Resources

At September 30, 2013, cash and cash equivalents totaled $420,157, compared to $260,357 at December 31, 2012.  The increase is attributable to net financing proceeds of approximately $3,300,000 offset by cash used in operating activities of approximately $3,081,947 during the nine months ended September 30, 2013

Net cash flow used in operating activities was $1,467,437 and $3,081,947 for the three and nine months ended September 30, 2013, compared to $283,425 and $1,355,489 for the three and nine months ended September 30, 2012. The increase is primarily attributable to the increase in management salaries for the 2013 period.

Cash flow generated from financing activities was $3,291,293 for the nine months ended September 30, 2013, compared to $1,277,025 for the same period in 2012.

At September 30, 2013, current assets totaled $955,437 and current liabilities totaled $2,332,426,  compared to current assets of $882,196 and current liabilities of $1,507,606 at December 31, 2012. As a result, we had a working capital deficit of $1,376,989 at September 30, 2013 compared to a working capital deficit of $625,410 at December 31, 2012.

Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

During 2013, including periods subsequent to September 30, 2013,  we have completed a series of financings pursuant to which we have raised gross proceeds of $4,457,425 and net proceeds of $4,221,293. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Liquidity Outlook

In early 2013, we underwent a transition in management. During this transition, sales of our proprietary products were weaker than expected. In addition, as a result of the management changes, our fixed expenses have increased and may continue to increase as additional personnel are engaged to execute our long-term objectives. Based on these factors, and if weak sales continue in our proprietary products, we will experience a shortfall in cash necessary to sustain operations and we expect to continue to attempt to raise additional working capital.

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

In August 2013, we signed a distribution agreement with McKesson Medical-Surgical by which their U.S. distribution network will stock and offer for sale our hydrogel products. We intend to enter similar agreements with other health care distributors to assist our customers in getting access to our products from sources widely familiar to those in the position of purchasing health care supplies.

Also in August 2013, we entered into distribution agreements with two firms that we believe will allow us to have a greater presence of sales representatives than was previously the case, without taking on the financial burden of an internal sales force.  We are also engaging independent sales associates across the United States in order to gain a footprint nationally and eliminate the expense of full-time employees.  We believe this model will allow us to recognize revenues with our only expense being commissions. We have initiatives under way to partner with national distributors to simplify the fulfillment process for our customers. This will allow us to focus our efforts and resources on the sales process.

In September 2013, we entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG (“Sorbion”), pursuant to which we became the exclusive distributor of sorbion sachet S, sorbionsana and new products with hydrokinetic fibers as primary dressings (the “Products”) in the United States of America, Canada and Latin America (the “Territory”), subject to certain exceptions.

Back to Table of Content

Pursuant to the Sorbion Agreement, in order to maintain exclusivity, we must purchase the following minimum amounts, in Euros, of the products for the indicated calendar year:

Calendar Year	Minimum Annual Purchase Amount

2014	500,000 Euros
2015	1,000,000 Euros
2016	2,500,000 Euros
2017	4,000,000 Euros

Since we  must purchase the minimum amounts in Euros, the equivalent U.S. dollar expenditure could be subject to significant fluctuations in foreign currency exchange rates.

In September 2013,  we entered into an agreement with Carolon Company ("Carolon"), pursuant to which, among other things we purchased from Carolon distribution rights for Sorbion Sachet products and access to customer information, sales and training materials as well as other information pertaining to the existing independent sales and marketing channels for the products.  In consideration, we agreed to pay Carolon a minimum of $450,000 (i) $50,000 paid in September 2013 (ii) 12 equal payments beginning November 2013 totaling $400,000, and (iii) if we sell a minimum of $600,000 of Sorbion Sachet products in the calendar year 2014, we are obligated to pay an additional $50,000 due January 2015.

Due to the time delay between outlays for working capital expenditures such as the hiring and training of sales personnel, purchasing of inventory and recognition of revenue, we expect to continue to incur net operating cash outflows. It is difficult to accurately predict cash flow due to various factors, including the challange of estimating potential demand for our products as we are entering new markets and have varying demand levels from our major customers. The initial ramp up of sales in our new line of products has been slower than expected and it may result in cash constraints. Even if demand for our new products meets or exceeds our forecasts, we may require additional capital funding to increase capacity and efficiency in our manufacturing process. If demand is greater than forecast, we may outsource a portion of our manufacturing process, which will decrease our profit margins.

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

As it is likely that our need for additional equity capital will continue, we intend to pursue additional financing from existing investors and from new investors to support our strategic initiatives. In addition, we may pursue sources of additional capital through various means, including joint ventures, debt financing, or equity financing. From time to time, we intend to engage investment banking firms to assist us with these efforts.

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

Back to Table of Content

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Table of Content

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

ITEM 1A. RISK FACTORS.

During the three months ended September 30, 2013, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, except for the following:

Risks Related to our Series A Convertible Preferred Stock

The terms of our Series A Convertible Preferred Stock contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

The terms of our Series A Convertible Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our abilityto, among other things:

●	incur more than $100,000 of indebtedness or a security interest on any of our assets or the assets of our subsidiaries, other than in connection with ordinary course equipment financings;
●	authorize additional shares of Series A Convertible Preferred Stock;
●	amend our Articles of Incorporation or Bylaws in any manner that would impair or reduce the rights of ourSeries A Convertible Preferred Stock;
●	liquidate or dissolve; or
●	issue any class or series of equity security senior to ourSeries A Convertible Preferred Stock.

In addition, if we issue any class or series of equity security senior to our Series A Convertible Preferred Stock, the holders of our Series A Convertible Preferred Stock have the right to require us to redeem our Series A Convertible Preferred Stock at a redemption price equal to 120% of itsstated value, plus any accrued and unpaid dividends thereon.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional financing we may seek may contain terms that include more restrictive covenants, may require repayment of indebtedness on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets or take other actions we might otherwise consider appropriate or desirable.

Our Series A Convertible Preferred Stockhas a liquidation preference over our common stock.

Upon our liquidation, dissolution or winding up, which includes our merger with another entity or the sale of all or substantially all of our assets, after payment or provision for payment of our debts and other liabilities, before any distribution or payment may be made to the holders of any of our junior securities, including our common stock, the holders of our Series A Convertible Preferred Stock will be entitled to a liquidation preference equal to 120% of the stated value of our Series A Convertible Preferred Stock, plus any accrued but unpaid dividends. If we were liquidated, dissolved or sold, the ability of our common stock shareholders to receive any distribution of payment could be significantly limited.

Back to Table of Content

The terms of our Series A Convertible Preferred Stock contain anti-dilution provisions that may result in the reduction of the conversion price of our Series A Convertible Preferred Stock in the future.

The terms of our Series A Convertible Preferred Stock contain anti-dilution provisions. If in the future we issue securities for less than the conversion price of our Series A Convertible Preferred Stock, we will be required to reduce the conversion price of our Series A Convertible Preferred Stockto the purchase price of such offerings.  As a result, we may find it more difficult to raise additional equity capital while shares of our Series A Convertible Preferred Stock remain outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted in Note 9 to our consolidated financial statements for the three months ended September 30, 2013, we issued certain options to consultants during the three months ended September 30, 2013. These options were issued to consultants in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

See Index to Exhibits.

Back to Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA, INC.

Date: November 12, 2013	By:	/s/ David I. Johnson
	Name:	David I. Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Back to Table of Content

Index to Exhibits

Exhibit No.	Description

3.1	Composite Articles of Incorporation of Alliqua, Inc. (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 16, 2013)

3.2	Amended and Revised Bylaws(incorporated by reference to Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on June 10, 2010)

3.3	Articles of Amendment to Articles of Incorporation of Alliqua, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commison on September 27, 2013)

3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Alliqua, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2013)

10.1	Offer Letter, dated July 19, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

10.2
Nonqualified Stock Option Agreement, dated September 3, 2013, between Brian Posner and Alliqua, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

10.3
Transition Agreement and Release, dated September 3, 2013, between Steven Berger and Alliqua, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

10.4
Nonqualified Stock Option Agreement, dated September 3, 2013, between Steven Berger and Alliqua, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

10.5*+	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua Biomedical, Inc.

10.6*	Agreement, dated September 23, 2013, by and between Carolon Company and Alliqua Biomedical, Inc.

10.7*	Separation and General Release Agreement, dated as of November 11, 2013, by and between Alliqua, Inc. and David Stefansky

10.8*	Consulting Agreement, dated as of November 11, 2013, by and between Alliqua, Inc. and David Stefansky

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission.