Form 10-Q
period 2014-03-31
Alliqua, Inc.
filed 2014-05-12
CIK 1054274

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 7, 2014 was 15,737,936.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$9,646,810	$12,100,544
Accounts receivable	164,050	156,831
Inventory	501,071	501,469
Prepaid expenses and other current assets	138,622	88,390
Total current assets	10,450,553	12,847,234
Improvements and equipment, net	1,673,179	1,745,248
Intangible assets, net	2,151,929	2,258,477
Goodwill	425,969	425,969
Other assets	174,640	174,640
Total assets	$14,876,270	$17,451,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$757,767	$746,609
Accrued expenses	1,775,495	1,267,899
Payable for distribution rights	233,333	333,333
Deferred revenue	78,000	39,000
Warrant liability	544,100	933,465
Deferred lease incentive liability - current	8,337	8,337
Other current liabilities	83,553	24,821
Total current liabilities	3,480,585	3,353,464
Deferred lease incentive liability	90,324	92,408
Deferred tax obligation	56,500	53,000
Total liabilities	3,627,409	3,498,872

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 12,533,366 and 11,484,191 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	12,533	11,484
Additional paid-in capital	64,869,769	58,538,491
Accumulated deficit	(53,633,441)	(44,597,279)
Total stockholders' equity	11,248,861	13,952,696
Total liabilities and stockholders' equity	$14,876,270	$17,451,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenue, net of returns, allowances and discounts	$590,575	$391,797

Cost of revenues	631,699	453,022

Gross loss	(41,124)	(61,225)

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation compensation of $5,144,315 and $991,911 for the three months ended March 31, 2014 and 2013 - see Note 8)	8,712,526	2,043,523
Research and product development	-	1,629
Total operating expenses	8,712,526	2,045,152

Loss from operations	(8,753,650)	(2,106,377)

Other income (expense)
Interest expense	(292)	(1,424)
Interest income	4,547	29
Change in value of warrant liability	(283,267)	(593,063)
Total other expense	(279,012)	(594,458)

Loss before income tax provision	(9,032,662)	(2,700,835)

Income tax provision	3,500	3,000

Net loss	$(9,036,162)	$(2,703,835)

Basic and diluted net loss per common share	$(0.73)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per common share	12,356,096	5,969,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	11,484,191	$11,484	$58,538,491	$(44,597,279)	$13,952,696

Exercise of common stock options, net of tendered shares	104,070	104	469,446	-	469,550

Cashless exercise of warrants	128,299	128	(128)	-	-

Extinguishment of warrant liability	-	-	672,632	-	672,632

Issuance of common stock for services	16,351	16	148,304	-	148,320

Stock-based compensation (A)	836,491	837	5,319,557	-	5,320,394

Net settlement on vesting of restricted stock awards	(36,036)	(36)	(278,533)	-	(278,569)

Net loss	-	-	-	(9,036,162)	(9,036,162)

Balance, March 31, 2014	12,533,366	$12,533	$64,869,769	$(53,633,441)	$11,248,861

(A)	Includes $307,189 that was part of accrued expenses at December 31, 2013 and expensed in the year then ended which was credited to equity upon the issuance of 34,086 restricted common shares during the first quarter of 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(9,036,162)	$(2,703,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,213	163,402
Amortization of deferred lease incentive	(2,084)	-
Deferred income taxes	3,500	3,000
Provision for inventory obsolescence	(22,545)	(4,363)
Stock-based compensation expense	5,013,205	991,911
Stock issued for services rendered	148,320	-
Change in value of warrant liability	283,267	593,063
Fair value of rent provided by related party	-	12,000
Changes in operating assets and liabilities:
Accounts receivable	(7,219)	(74,435)
Inventory	22,943	(25,799)
Prepaid expenses and other current assets	(50,232)	42,439
Accounts payable	11,158	190,044
Accrued expenses and other current liabilities	796,122	80,406
Deferred revenue	39,000	-
Net Cash Used in Operating Activities	(2,615,514)	(732,167)

Cash Flows From Investing Activities
Payment for distribution rights	(100,000)	-
Purchase of improvements and equipment	(6,596)	-
Net Cash Used by Investing Activities	(106,596)	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	-	400,500
Proceeds from common shares to be issued	-	100,000
Proceeds from the exercise of stock options	469,550	-
Payment of withholding taxes related to stock-based employee compensation	(201,174)	-
Net Cash Provided by Financing Activities	268,376	500,500

Net Increase in Cash and Cash Equivalents	(2,453,734)	(231,667)

Cash and Cash Equivalents - Beginning of year	12,100,544	260,357

Cash and Cash Equivalents - End of year	$9,646,810	$28,690

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$292	$1,424
Non-cash investing and financing activities
Cashless warrant exercise	$672,632	$-
2013 Bonus Awarded in Equity	$307,189	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2014 and results of operations for the three months ended March 31, 2014, and cash flows for the three months ended March 31, 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc. and Alliqua Biomedical, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

 Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3 — Summary of Significant Accounting Policies in the 2013 Annual Report. Since the date of the 2013 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, account receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles and goodwill. Actual results could differ from the estimates.

2. Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants, stock options, non-vested restricted stock units (“RSUs”), and non-vested shares of restricted stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants, non-vested restricted stock units, and non-vested restricted stock are as follows:

	Three Months Ended March 31,
	2014	2013
Stock options	4,907,284	2,560,021
Warrants	3,652,194	1,111,578
Non-vested restricted stock units	-	70,753
Non-vested restricted stock	329,096	-
Total	8,888,574	3,742,352

3.	Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013

Raw materials	$207,611	$174,176
Work in process	41,048	57,030
Finished goods	306,447	346,843
Less: Inventory reserve	(54,035)	(76,580)
Total	$501,071	$501,469

4.	Improvements and Equipment, net

Improvements and equipment consist of the following:

	Useful Life	March 31, 2014	December 31, 2013
	(Years)
Machinery and equipment	10	$2,869,453	$2,869,453
Office furniture and equipment	10	51,440	44,844
Leasehold improvements	(A)	228,021	228,021
		3,148,914	3,142,318
Less: Accumulated depreciation and amortization		(1,475,735)	(1,397,070)
Improvements and equipment, net		$1,673,179	$1,745,248

(A) Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense was $78,665 and $75,902 for the three months ended March 31, 2014 and 2013, respectively.

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		March 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$3,000,000	$(1,550,000)	$-	$1,450,000
Customer relationships	12	600,000	(258,333)	-	341,667
Distribution rights	5.27	400,000	(39,738)	-	360,262
		$4,000,000	$(1,848,071)	$-	$2,151,929

		December 31, 2013
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

In process research and development		$8,100,000	$-	$(8,100,000)	$-
Technology	10	3,000,000	(1,475,000)	-	1,525,000
Customer relationships	12	600,000	(245,834)	-	354,166
Distribution rights	5.27	400,000	(20,689)	-	379,311
		$12,100,000	$(1,741,523)	$(8,100,000)	$2,258,477

Amortization expense attributable to intangible assets for the three months ended March 31, 2014 and 2013 was $106,548 and $87,500, respectively. During the year ended December 31, 2013, the Company recognized an impairment charge of $8,100,000 related to its in process research and development.

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013

Salaries, benefits and incentive compensation	$1,382,580	$1,036,771
Professional fees	285,088	83,317
Royalty fees	100,000	-
Inventory	-	127,786
Other	7,827	20,025
Total accrued expenses	$1,775,495	$1,267,899

7.	Commitments and Contingencies

Employment Agreements for Former Employees

On March 14, 2014, the chief executive officer of the Company’s wholly-owned subsidiary Alliqua Biomedical, Inc. resigned. Upon the executive’s resignation, the Company entered into a general release and severance agreement with this executive, pursuant to which, the employment agreement between the executive and the Company, dated September 28, 2012 was terminated, except with respect to the provisions of the employment agreement relating to confidentiality and restrictive covenants that remain in effect. The Company will provide the executive with: (i) payments totaling $385,000; (ii) the full and immediate vesting of all outstanding stock options and restricted stock unit awards granted to this executive, with such stock options remaining exercisable for a period of two years following the date of resignation; and (iii) continued health insurance coverage during the six-month severance period. Of the total payments due to this executive, $210,000 was related to 2013 performance and included in accrued expenses as of December 31, 2013. The expense of the accelerated vesting of outstanding stock options and restricted stock units was $873,411 and is included in stock-based compensation for the quarter ended March 31, 2014. Severance payments related to this executive of $385,000 are included in accrued expenses as of March 31, 2014.

In March 2014, the employment of two employees with the Company was terminated effective immediately. The Company expects to provide the employees with severance payments totaling $136,875 and accelerated vesting of one tranche of stock options awards granted to one of the employees, with such options remaining exercisable for a period of 90 days. The expense of the accelerated vesting of stock options was $24,171 and is included in stock-based compensation for the quarter ended March 31, 2014. Total severance payments for these employees of $136,875 are included in accrued expenses as of March 31, 2014.

Cooperative and License Agreements

On July 15, 2011, the Company, through its Alliqua Biomedical subsidiary, entered into a license agreement with Noble Fiber Technologies, LLC, whereby Alliqua has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a selling, general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended March 31, 2014 and 2013 were $100,000 and $50,000, respectively. $100,000 is included in accrued expenses as of March 31, 2014 in connection with this agreement.

Sorbion Distributor Agreement

On September 23, 2013, Alliqua Biomedical entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions.

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

The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2014-2017, based on the exchange rate as of March 31, 2014, are approximately $688,000, $1,376,000, $3,438,000, and $5,502,000, respectively.

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

Carolon Distribution Rights Agreement

In September 2013, the Company entered into an agreement with Carolon Company (“Carolon”) pursuant to which, the Company purchased the distribution rights to the sorbion sachet and sana products from Carolon. The Company is committed to pay Carolon (i) an aggregate payment of $400,000 in 12 equal monthly payments beginning November 2013, and (ii) if the Company sells at least $600,000 of Sorbion sachet products in the 2014 calendar year, $50,000 in January 2015.  This transaction was recorded as the purchase of distribution rights and was recorded as an intangible asset, subject to amortization over the remaining useful life of sixty-three months, and a corresponding liability of $400,000. In consideration of this agreement, an upfront fee of $50,000 for sales and training materials was expensed in the year ended December 31, 2013 as a selling, general and administrative expense. As of March 31, 2014, the balance of distribution rights payable was $233,333.

Celgene License, Marketing and Development and Supply Agreement

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property of certain placental based products, including ECMs, an extracellularmatrix derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated humanamniotic membrane, to develop and commercialize ECMs and Biovance in the United States. Following the commencement of commercial sales of the licensed products, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT.

In November 2013, the Company also entered into a Supply Agreement (the “Biovance Supply Agreement”) with CCT, pursuant to which CCT shall supply the Company with the Company’s entire requirements of Biovance for distribution and sale in the United States. The Biovance Supply Agreement will be terminated automatically upon the termination of the License Agreement and may otherwise be terminated (i) by CCT upon six months’ prior written notice, (ii) by the Company upon six months’ prior written notice if CCT fails to deliver at least a specified portion of a firm purchase order by the required delivery date specified in the order on at least a specified number of occasions in a specified period; (iii) by either party for breach of the Biovance Supply Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. On April 10, 2014, the Company and CCT entered into an amendment to the Biovance Supply Agreement in order to amend the pricing schedule.

On April 10, 2014, the Company entered into a Supply Agreement (the “ECM Supply Agreement”) with CCT, pursuant to which CCT shall, as soon as reasonably practicable after the date that CCT obtains regulatory clearance or approval in the United States for any of CCT’s extracellular matrix products derived from the human placenta (each an “ECM”), supply and sell to the Company all of the Company’s requirements of ECMs, in finished form and final packaging, for exploitation in the United States under the License Agreement. The ECM Supply Agreement will automatically terminate upon the termination or expiration of the License Agreement and may otherwise be terminated (i) by CCT upon six months’ prior written notice, (ii) by the Company upon six months’ prior written notice if CCT fails to deliver at least a specified portion of a firm purchase order by the required delivery date specified in the order on at least a specified number of occasions in a specified period; (iii) by either party for breach of the ECM Supply Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. The ECM Supply Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business.

On February 27, 2014, ConvaTec Inc. filed suit against the Company and four of its current employees (each a former employee of ConvaTec Inc.), requesting injunctive relief for allegations involving breach of contract, tortious interference with employment agreements, unfair competition and common law conspiracy. ConvaTec Inc. is seeking, among other things, to enjoin the Company from continuing to employ a sales manager who is a former employee of ConvaTec, Inc. in a position related to wound care products and two sales representatives in positions related to wound care products in certain geographic areas.

The Company intends to fully dispute the allegations of ConvaTec Inc. and the relief sought to the fullest extent permitted by the law and believes them to be wholly without merit.  The Company does not believe that the results of this suit will have a material adverse impact on its financial position, results of operations or cash flows.

8.	Stockholders’ Equity

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of March 31, 2014, 144,192 shares were available for future issuances.

2014 Plan

On April 10, 2014, the Company’s Board of Directors approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), to become effective upon receipt of shareholder approval. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 2,000,000 shares of common stock are reserved for award under the 2014 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2014	2013
Options	$3,464,956	$979,013
Warrants	197,792	-
Restricted stock units	180,715	12,898
Restricted stock	1,318,062	-
Total stock-based compensation	$5,161,525	$991,911

For the three months ended March 31, 2014, $17,210 of stock-based compensation is included in cost of revenues and $5,144,315 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2013, $991,911 of stock-based compensation is included in selling, general and administrative expense in the condensed consolidated statements of operations.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the three months ended March 31, 2014:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
01/06/14	Officer	369,395	[1]	$2,582,072
01/17/14	Consultant	1,107	Immediate	10,007
01/27/14	Consultant	13,000	Immediate	118,300
03/06/14	Employee	8,300	[2]	74,700
03/09/14	Consultant	1,108	Immediate	10,005
03/21/14	Consultant	1,136	Immediate	10,008
	Restricted stock - total	394,046		$2,805,092

[1]	Vests in equal quarterly installments, with one-eighth vesting on January 6, 2014 and the remaining vesting on the first day of each calendar quarter thereafter.

[2]	2,425 shares vest on each of March 6, 2014 and April 1, 2014. 1,725 shares vest on each of April 1, 2015 and April 1, 2016.

On March 14, 2014, in connection with the resignation of the chief executive officer of a wholly-owned subsidiary of the Company, the Company accelerated the vesting of 17,688 RSUs that, prior to the modification, contained performance conditions which, for accounting purposes, were deemed improbable of being achieved. As a result, the Company recorded stock-based compensation expense of $157,069 during the three months ended March 31, 2014, which represented the modification date value of the modified RSUs.

As of March 31, 2014, there was $1,487,030 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 0.9 years.

A summary of common stock award activity during the three months ended March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2013	35,376	$2.19	$77,387
Granted	394,046	7.12	2,805,092
Vested	(100,326)	5.68	(570,289)
Forfeited	-	-	-
Non-vested, March 31, 2014	329,096	$7.03	$2,312,190

Warrants

There were no compensatory warrants issued during the three months ended March 31, 2014 or 2013.

During the three months ended March 31, 2014, the Company issued an aggregate of 128,299 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 170,363 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $4.24 per share (11,287 gross shares), $3.02 per share (65,362 gross shares) and $2.19 per share (93,714 gross shares). The aggregate intrinsic value of the warrants exercised was $1,237,748 for the three months ended March 31, 2014.

As of March 31, 2014, there was $129,069 of unrecognized stock-based compensation expense related to compensatory warrants that are subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.6 years.

A summary of the warrant activity, including common stock purchase warrants, during the three months ended March 31, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	3,822,557	$5.12
Issued	-	-
Exercised	(170,363)	2.63
Forfeited	-	-
Outstanding, March 31, 2014	3,652,194	$5.23	4.2	$11,720,056

Exercisable, March 31, 2014	3,586,195	$5.24	4.1	$11,479,833

The following table presents information related to warrants at March 31, 2014:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	108,572	3.5	108,572
3.02	74,286	2.9	74,286
3.50	2,286	3.1	2,286
4.24	1,009,964	4.2	1,009,964
4.38	188,444	4.6	143,112
4.81	8,889	4.6	8,889
5.69	1,971,194	4.6	1,950,527
7.00	140,708	1.1	140,708
8.75	147,851	1.2	147,851
	3,652,194	4.1	3,586,195

As of March 31, 2014, five-year warrants to purchase an aggregate of 75,429 shares of common stock at an exercise price of $2.19 per share were deemed to be a derivative liability. See Note 11 – Fair Value Measurement.

Stock Options

During the three months ended March 31, 2014, ten-year options to purchase an aggregate of 735,520 shares of common stock at exercise prices ranging from $6.99 to $9.05 with an aggregate grant date value of $4,842,552 were granted to directors and employees. Most of the grants vest over three years on the anniversary of the grant date. Options to purchase 466,500 shares of common stock were granted pursuant to the 2011 Plan. The grant date value is being amortized over the vesting term.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Risk free interest rate	1.90%	0.85%
Expected term (years)	5.92	5.00
Expected volatility	102.63%	100.60%
Expected dividends	0.00%	0.00%

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

The weighted average estimated fair value per share of the options granted during the three months ended March 31, 2014 and 2013 was $6.58 and $2.45, respectively.

As of March 31, 2014, there was $8,755,690 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.8 years, of which $289,131 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the three months ended March 31, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	4,985,586	$6.47
Granted	735,520	8.24
Exercised	(131,543)	5.47
Forfeited	(682,279)	7.31
Outstanding, March 31, 2014	4,907,284	$6.65	8.4	$9,915,131

Exercisable, March 31, 2014	2,044,358	$5.31	7.2	$6,537,264

The following table presents information related to stock options at March 31, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28	279,227	8.9	279,227
3.50	117,125	9.6	32,549
3.94	7,619	9.6	7,619
4.38	1,078,718	6.7	950,296
5.47	109,141	9.1	38,285
5.69	114,286	4.6	114,286
5.91	17,142	6.8	17,142
6.34	28,915	1.5	28,915
6.56	600,849	6.4	173,270
6.82	780,535	9.7	93,671
6.99	261,520	9.8	35,380
8.50	25,000	9.9	6,250
8.57	50,000	-	-
8.75	743,993	8.7	209,714
8.97	5,000	-	-
8.99	30,000	-	-
9.00	291,500	-	-
9.04	30,000	-	-
9.05	35,000	-	-
9.19	38,095	0.2	38,095
10.94	262,245	9.1	18,285
11.38	1,145	4.5	1,145
26.69	229	4.2	229
	4,907,284	7.2	2,044,358

9.	Related Party

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation for the quarter ended March 31, 2014.

10.	Concentration of Risk

Revenues for the three months ended March 31, 2014 and 2013, and accounts receivable as of March 31, 2014 from our largest customers were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2014	2013	March 31, 2014

A	42%	63%	26%
B	20%	0%	25%
C	11%	0%	0%
D	0%	14%	0%

11.	Fair Value Measurement

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

During the three months ended March 31, 2014, warrant liabilities to purchase an aggregate of 82,971 shares of common stock were exercised. These warrant liabilities had an aggregate exercise date fair value of $672,632 which was credited to equity. The Company recorded a loss on the change in fair value of these warrant liabilities of $202,393 during the three months ended March 31, 2014. The Company recomputed the fair value of these warrant liabilities using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.19%-1.22%, expected term of 3.78-3.81 years, and expected dividends of 0.00%.

On March 31, 2014, the Company recomputed the fair value of its warrant liability as $544,100 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.32%, expected term of 3.61 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $80,874 during the three months ended March 31, 2014.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Beginning balance as of January 1, 2014	$933,465
Change in fair value of warrant liability	283,267
Value of warrants exercised	(672,632)
Ending balance as of March 31, 2014	$544,100

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$544,100
Total liabilities	$-	$-	$544,100

	December 31, 2013
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$933,465
Total liabilities	$-	$-	$933,465

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

12.	Subsequent Events

On April 11, 2014, the Company entered into a letter agreement with certain of the holders of warrants to purchase shares of the Company’s common stock that were granted pursuant to that certain securities purchase agreement, dated November 18, 2013, by and among the Company and the investors signatory thereto. The Company received approximately $5,293,000 from the exercising holders upon the exercise of the warrants, and the Company issued a total of 930,313 shares of common stock to the exercising holders pursuant to the terms of the warrants. In connection with the exercising holders exercising their warrants pursuant to the letter agreement, the Company paid $265,000 in placement agent fees. Professional fees for the escrow agent of $2,500 were also deducted from gross proceeds.

On April 14, 2014, the Company entered into a securities purchase agreement pursuant to which the Company issued to certain accredited investors an aggregate of 2,139,287 shares of common stock, and five year warrants to purchase an aggregate of 427,857 shares of common stock at an exercise price of $10.50 per share, in exchange for aggregate consideration of approximately $14,975,000. In connection with the financing, the Company paid $598,500 in placement agent fees. Professional fees for the escrow agent of $4,000 were also deducted from gross proceeds.

On April 30, 2014, the Company entered into a warrant cancellation and release agreement with warrant holders in connection with a May 2010 financing, pursuant to which five year warrants to purchase up to an aggregate of 140,709 shares of common stock of the Company at an exercise price of $8.75 and five year warrants to purchase up to an aggregate of 140,709 shares of common stock of the Company at an exercise price of $7.00 were cancelled. In exchange for the cancellation of the warrants, the Company granted 48,968 shares of common stock of the Company.

On May 5, 2014, the Company acquired Choice Therapeutics, Inc. for an aggregate cash payment of approximately $2,000,000 and 274,771 total shares of the Company’s common stock, par value $0.001 per share, at a per share purchase price equal to $7.29.   In addition to the cash and common stock consideration, the agreement allows for contingent consideration, in aggregate up to $5,000,000 in shares of common stock or cash, to be earned based upon revenues earned by the sale of existing Choice Therapeutics products over the next three years.  The Company is in the process of completing the preliminary purchase price allocation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes above.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Overview. For the three months ended March 31, 2014 and 2013, we had a net loss of $9,036,162 and $2,703,835, respectively, which was inclusive of non-cash items, including non-cash stock-based compensation of approximately $5,161,525 and $991,911 of stock-based compensation. Included in the net loss for the three months ended March 31, 2014 is approximately $1.2 million of expense related to the termination of several former employees. Also included in the net loss for the three months ended March 31, 2014 were expenses related to the hiring of our new direct sales force and several other corporate employees, as described below, to support our anticipated growth.

Revenues, net. For the three months ended March 31, 2014 revenues increased by $198,778, or 51%, to $590,575 from $391,797 for the three months ended March 31, 2013.   The increase was primarily due to an increase in the sales of our licensed and proprietary products.

The components of revenue were as follows for the three months ended March 31,:

	Three Months Ended March 31,
	2014	2013
Revenues
Contract manufacturing	$478,270	$385,342
Products	112,305	6,455
Total revenues, net	$590,575	$391,797

Gross loss. Our gross loss was $41,124 for the three months ended March 31, 2014 compared to $61,225 for the three months ended March 31, 2013.  The improved results for the three months ended March 31, 2014, as compared to 2013 was due to the greater volume of sales in comparison to the increase in the cost of materials due to product and customer mix and an increase in labor costs.

The components of cost of revenues are as follows for the three months ended March 31,:

	Three Months Ended March 31,
	2014	2013
Cost of revenues
Stock-based compensation	$17,210	$-
Compensation and benefits	153,079	105,626
Depreciation and amortization	146,736	149,568
Materials	213,666	89,990
Equipment, production and other expenses	101,008	107,838
Total cost of revenues	$631,699	$453,022

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31,:

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$5,144,315	$991,911
Compensation and benefits	1,777,331	401,627
Marketing	224,323	61,135
Royalty fees	100,000	50,000
Other expenses	1,466,557	538,850
Total selling, general and administrative expenses	$8,712,526	$2,043,523

Selling, general and administrative expenses increased $6,669,003 to $8,712,526 for the three months ended March 31, 2014, as compared to $2,043,523 for the three months ended March 31, 2013.

Stock-based compensation increased by $4,152,404, to $5,144,315 for the three months ended March 31, 2014, as compared to $991,911 for the three months ended March 31, 2013.  Compensation and benefits increased $1,375,704, to $1,777,331 for the three months ended March 31, 2014, as compared to $401,627 for the three months ended March 31, 2013.  The increase in both stock-based compensation and compensation and benefits was due to the hiring of new executive officers, various senior sales and marketing executives, and a direct sales force to support our anticipated growth. Included in selling, general and administrative expenses for the three months ended March 31, 2014 are compensation and benefits and stock-based compensation expense for severed employees of $311,875 and $897,582 respectively. We expect our stock-based compensation expense to decrease in future quarters.

Marketing expenses increased by $163,188, to $224,323 for the three months ended March 31, 2014, as compared to $61,135 for the three months ended March 31, 2013. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, and market research.

Other selling, general and administrative expenses increased by $927,707, to $1,466,557 for the three months ended March 31, 2014, as compared to $538,850 for the three months ended March 31, 2013.  These increases were largely due to the recruitment of our new direct sales force and several other corporate employees. Significant increases as a result of the increase in number of employees include recruiting expenses of $108,293, information technology expenses of $56,051, training expenses of $54,036 and travel expenses of $52,699 in the three months ended March 31, 2014 as compared to the three months ended March 31, 2014. Legal expenses increased by $320,611 primarily due to business development, filings with the Securities and Exchange Commission and other corporate matters in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Public and investor relation expenses increased $119,587 as result of increased activity in these areas in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents totaling $9,646,810 compared to $12,100,544 at December 31, 2013.  The decrease was largely attributable to cash used in operating activities of $2,615,514 offset by proceeds of $469,550 from the exercise of stock options during the three months ended March 31, 2014.

Net cash flow used in operating activities was $2,615,514 and $732,167 for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily attributable to an increase in net loss excluding stock compensation and other non-cash items of $3,427,286 offset by an increase in accrued expenses and other liabilities compared to the prior year.

Cash flow generated from financing activities was $268,376 for the three months ended March 31, 2014, compared to cash flow generated from financing activities of $500,500 for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received proceeds from stock options of $469,550. This was offset by the payment of withholding taxes related to stock-based compensation of $201,174. During the three months ended March 31, 2013, we received proceeds from the issuance of common stock and shares to be issued of $500,500.

At March 31, 2014, current assets totaled $10,450,553 and current liabilities totaled $3,480,585, as compared to current assets totaling $12,847,234 and current liabilities totaling $3,353,464 at December 31, 2013. As a result, we had working capital of $6,969,968 at March 31, 2014 compared to working capital of $9,493,770 at December 31, 2013.

Our cash requirements have historically been for product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

We have revamped our strategy to focus on being a provider of wound care solutions as well as continuing to be a contract manufacturer. The use of proceeds from our financings will largely be used to support the sales and marketing of our wound care solutions and potential acquisitions. We have restructured our senior management team with the goal of maximizing the potential for success in achieving our sales and marketing goals. We have hired new executive officers, various senior sales and marketing executives, and a direct sales force to sell our wound care products. We expect to continue to attend trade shows and seek other avenues to market our products.

We continue to focus our efforts on expanding our product offerings. We are seeking complementary products to our hydrogels in an effort to expand our offerings. In addition, we are seeking ways to modify products’ size, shape or thickness in order to appeal to a broader marketplace.

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, merger and acquisition activity, the hiring and training of sales agents and personnel, pre-launch marketing costs, the purchasing of inventory, and the billing and collection of revenue, we expect our net cash outflows from operations will continue to increase in the second quarter of 2014.

Subsequent to March 31, 2014, we entered into a letter agreement with certain of the holders of warrants to purchase shares of our common stock, par value $0.001 per share, that were granted pursuant to that certain securities purchase agreement, dated November 18, 2013, by and among us and the investors signatory thereto. We received approximately $5,293,000 from the exercising holders upon the exercise of the warrants, and we issued a total of 930,313 shares of common stock to the exercising holders pursuant to the terms of the warrants. In connection with the exercising holders exercising their warrants pursuant to the letter agreement, we paid $265,000 in placement agent fees. Professional fees for the escrow agent of $2,500 were also deducted from gross proceeds.

Subsequent to March 31, 2014, we also entered into a securities purchase agreement pursuant to which we issued to certain accredited investors an aggregate of 2,139,287 shares of common stock, and five year warrants to purchase an aggregate of 427,857 shares of common stock at an exercise price of $10.50 per share, in exchange for aggregate consideration of approximately $14,975,000. In connection with the financing, we paid $598,500 in placement agent fees. Professional fees for the escrow agent of $4,000 were also deducted from gross proceeds.

Subsequent to March 31, 2014, we acquired Choice Therapeutics, Inc. for an aggregate cash payment of approximately $2,000,000 and 274,771 total shares of common stock, par value $0.001 per share, at a per share purchase price equal to $7.29.   In addition to the cash and common stock consideration, the agreement allows for contingent consideration, in aggregate up to $5,000,000 in shares of common stock or cash, to be earned based upon revenues earned by the sale of existing Choice Therapeutics products over the next three years.

We believe that our cash on hand and our cash generated from operations will be sufficient to fund our business for at least the next 12 months. However, our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, risks from competition, regulatory approval of our new products, technological change, and dependence on key personnel.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2014, ConvaTec Inc. filed suit in the Court of Common Pleas of Philadelphia against us, our subsidiary, Alliqua Biomedical, Inc. and four individual defendants (each a former employee of ConvaTec Inc.), requesting injunctive relief for allegations involving breach of contract, tortious interference with employment agreements, unfair competition and common law conspiracy. The complaint alleges, among other things, that (i) the individual defendants breached certain restrictive covenants in their respective employment agreements with ConvaTec Inc. by engaging in employment with us within one year of their employment termination and using and disclosing confidential and proprietary business information in their employment with us, (ii) we tortuously interfered with such employment agreements by inducing the individual defendants to accept employment with us and to recruit other employees of ConvaTec Inc. to resign and accept employment us and (iii) we solicited, recruited and hired employees of ConvaTec Inc. for the purpose of utilizing their knowledge of confidential and proprietary information related to the wound care industry in order to unfairly compete with ConvaTec Inc.  ConvaTec Inc. is seeking, among other things, to enjoin us from continuing to employ a sales manager who is one former employee of ConvaTec, Inc.  in a position related to wound care products and two sales representatives who are former Convatec employees in positions related to sales of wound care products in certain geographic areas.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended March 31, 2014:

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)(2)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
1/1/2014 to 1/31/2014	19,245	$6.99	—	—
2/1/2014 to 2/28/2014	—	—	—	—
3/1/2014 to 3/31/2014	903	9.00	—	—
Total	20,148	$7.08	—	—

(1)	Includes 19,245 shares of our common stock surrendered by David Johnson in connection with the vesting of restricted stock on January 6, 2014 and 903 shares of our common stock surrendered by an employee in connection with the vesting of restricted stock on March 6, 2014.
(2)	For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

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

ALLIQUA, INC.

Date: May 12, 2014	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Brian Posner
	Name:	Brian Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Composite Articles of Incorporation of Alliqua, Inc., incorporated by reference to Exhibit 3.1 to the Form 10-K/A filed May 16, 2013.

3.2	Articles of Amendment to Articles of Incorporation of Alliqua, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 27, 2013.

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Form 8-K filed October 28, 2013.

3.4	Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 19, 2013.

3.5	Amended and Revised Bylaws, incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 10, 2010.

10.1+	Option Cancellation and Release Agreement, dated January 6, 2014, by and between Alliqua, Inc. and Richard Rosenblum, incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 10, 2014.

10.2+	Option Cancellation and Release Agreement, dated January 6, 2014, by and between Alliqua, Inc. and David Stefansky, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 10, 2014.

10.3+	Restricted Stock Award Agreement, dated January 6, 2014, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed January 10, 2014.

10.4+	General Release and Severance Agreement, dated March 14, 2014, by and between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 19, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

