Form 10-Q
period 2014-06-30
Alliqua BioMedical, Inc.
filed 2014-08-11
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  ___________

Commission file number: 001-36278

Alliqua Biomedical, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	58-2349413
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2150 Cabot Blvd. West
Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 702-8550

Alliqua, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 6, 2014 was 16,190,576.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$23,785,430	$12,100,544
Accounts receivable	474,387	156,831
Inventory, net	940,715	501,469
Prepaid expenses and other current assets	88,644	88,390
Total current assets	25,289,176	12,847,234
Improvements and equipment, net	1,591,189	1,745,248
Intangible assets, net	4,852,633	2,258,477
Goodwill	4,100,295	425,969
Other assets	174,640	174,640
Total assets	$36,007,933	$17,451,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,565,850	$746,609
Accrued expenses	1,695,999	1,267,899
Payable for distribution rights	133,333	333,333
Deferred revenue	39,000	39,000
Warrant liability	329,150	933,465
Deferred lease incentive liability - current	8,337	8,337
Other current liabilities	1,785	24,821
Total current liabilities	3,773,454	3,353,464
Contingent consideration	2,700,000	-
Deferred lease incentive liability, net of current	88,239	92,408
Deferred tax obligation	60,000	53,000
Total liabilities	6,621,693	3,498,872

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 16,184,870 and 11,484,191 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	16,185	11,484
Additional paid-in capital	88,957,725	58,538,491
Accumulated deficit	(59,587,670)	(44,597,279)
Total stockholders' equity	29,386,240	13,952,696
Total liabilities and stockholders' equity	$36,007,933	$17,451,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue, net of returns, allowances and discounts	$1,037,448	$499,129	$1,628,023	$890,926

Cost of revenues	836,715	479,828	1,468,414	932,850

Gross profit (loss)	200,733	19,301	159,609	(41,924)

Operating expenses

Selling, general and administrative, (inclusive of stock-based compensation compensation of $1,951,631 and $7,095,946 for the three month and six month periods ended June 30, 2014 and $1,409,657 and $2,401,568 for the three and six month periods ended June 30, 2013 - see Note 9)	5,956,091	2,392,705	14,602,635	4,436,228
Research and product development	-	27,973	-	29,602
Acquisition-related expenses	419,658	-	485,640	-
Total operating expenses	6,375,749	2,420,678	15,088,275	4,465,830

Loss from operations	(6,175,016)	(2,401,377)	(14,928,666)	(4,507,754)

Other income (expense)
Interest expense	(92)	(1,331)	(384)	(2,755)
Interest income	9,429	15	13,976	44
Change in value of warrant liability	214,950	316,350	(68,317)	(276,713)
Total other income (expense)	224,287	315,034	(54,725)	(279,424)

Loss before income tax provision	(5,950,729)	(2,086,343)	(14,983,391)	(4,787,178)

Income tax provision	3,500	3,000	7,000	6,000

Net loss	$(5,954,229)	$(2,089,343)	$(14,990,391)	$(4,793,178)

Basic and diluted net loss per common share	$(0.39)	$(0.33)	$(1.08)	$(0.78)

Weighted average shares used in computing basic and diluted net loss per common share	15,243,718	6,269,476	13,822,858	6,120,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	11,484,191	$11,484	$58,538,491	$(44,597,279)	$13,952,696

Issuance of common stock for the purchase of Choice Therapeutics, Inc.	274,771	275	2,002,806	-	2,003,081

Issuance of common stock for cash, net of issuance costs of $602,500	2,139,287	2,139	14,370,364	-	14,372,503

Exercise of common stock options, net of tendered shares	271,505	271	1,218,890	-	1,219,161

Exercise of warrants, net of issuance costs of $267,174	953,813	954	5,124,993	-	5,125,947

Cashless exercise of warrants	211,295	211	(211)	-	-

Extinguishment of warrant liability	-	-	672,632	-	672,632

Issuance of common stock for services	21,653	22	185,312	-	185,334

Stock-based compensation (A)	836,491	837	7,296,817	-	7,297,654

Net settlement on vesting of restricted stock awards	(57,104)	(57)	(452,320)	-	(452,377)

Warrant exchange	48,968	49	(49)	-	-

Net loss	-	-	-	(14,990,391)	(14,990,391)

Balance, June 30, 2014	16,184,870	$16,185	$88,957,725	$(59,587,670)	$29,386,240

(A)	Includes $307,189 that was part of accrued expenses as of December 31, 2013 and for the year then ended, which was credited to equity upon the issuance of 34,086 restricted common shares during the six months ended June 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(14,990,391)	$(4,793,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457,832	326,655
Amortization of deferred lease incentive	(4,169)	-
Deferred income taxes	7,000	6,000
Provision for inventory obsolescence	(36,588)	(4,363)
Stock-based compensation expense	6,990,465	1,824,438
Stock issued for services rendered	185,334	577,130
Change in value of warrant liability	68,317	276,713
Fair value of rent provided by related party	-	24,000
Changes in operating assets and liabilities:
Accounts receivable	(305,969)	(75,949)
Inventory	(5,697)	(74,066)
Prepaid expenses and other current assets	(254)	52,712
Accounts payable	755,975	(14,889)
Accrued expenses and other current liabilities	503,919	221,287
Deferred revenue	-	39,000
Net Cash Used in Operating Activities	(6,374,226)	(1,614,510)

Cash Flows From Investing Activities
Payment for distribution rights	(200,000)	-
Purchase of improvements and equipment	(6,596)	(2,987)
Acquisition of business, net of $474 cash acquired	(1,999,526)	-
Net Cash Used in Investing Activities	(2,206,122)	(2,987)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	14,372,503	3,291,293
Proceeds from the exercise of stock options	1,219,161	-
Proceeds from the exercise of warrants	5,125,947	-
Payment of withholding taxes related to stock-based employee compensation	(452,377)	-
Net Cash Provided by Financing Activities	20,265,234	3,291,293

Net Increase in Cash and Cash Equivalents	11,684,886	1,673,796

Cash and Cash Equivalents - Beginning of period	12,100,544	260,357

Cash and Cash Equivalents - End of period	$23,785,430	$1,934,153

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$384	$2,755
Non-cash investing and financing activities:
Cashless warrant exercise	$672,632	$-
2013 Bonus awarded in equity	307,189	-
Warrant exchange	49	-
Acquisition of business:
Current assets, excluding cash and cash equivalents	$408,548	$-
Intangibles	2,683,000	-
Goodwill	3,674,326	-
Liabilities assumed	(63,267)	-
Contingent consideration	(2,700,000)	-
Issuance of common stock for acquisition	(2,003,081)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business and Basis of Presentation

Alliqua Biomedical, Inc. (the “Company”) is a provider of advanced wound care solutions. The Company’s primary business strategy is to create superior outcomes for patients, providers, and partners through its hydrogel technology platform and licensed and proprietary products.  Core businesses include advanced wound care and contract manufacturing. The Company seeks to leverage its proprietary hydrogel and licensed technology platform to add value to its own products and those of its partners.

On May 5, 2014, the Company acquired Choice Therapeutics, Inc. (“Choice”), a privately held wound care company.

On June 5, 2014, the Company’s shareholders approved an agreement and plan of merger between the Company and its wholly-owned Delaware subsidiary, Alliqua Biomedical, Inc., pursuant to which the Company merged with and into Alliqua Biomedical, Inc. for the sole purpose of changing the Company’s name to Alliqua Biomedical, Inc. and state of domicile from Florida to Delaware.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014, and cash flows for the six months ended June 30, 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc. and Choice Therapeutics, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

 Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 3 — Summary of Significant Accounting Policies in the 2013 Annual Report. Since the date of the 2013 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, account receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition the affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The total common shares issuable upon the exercise of stock options, warrants, non-vested restricted stock units, and non-vested restricted stock are as follows:

	As of June 30,
	2014	2013
Stock options	4,609,701	3,162,117
Warrants	2,698,621	2,025,456
Non-vested restricted stock units	-	70,753
Non-vested restricted stock	280,497	-
Total	7,588,819	5,258,326

3.	Acquisitions

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary Therabond 3D® Antimicrobial Barrier Systems.

The Company’s initial cash payment for this acquisition was $2.0 million and approximately $2.0 million in stock. In addition to the initial cash payment, the Company may pay up to $5.0 million in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the next three twelve month periods ended April 30, 2017. See Note 12 – Fair Value Measurement for details related to fair value of the contingent consideration.

The assets and liabilities of the acquired business were included in the Company’s condensed consolidated balance sheet based upon estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The condensed consolidated statements of operations include the results of the Choice operations beginning May 6, 2014. The Company’s preliminary allocation of purchase price for this acquisition is included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Consideration:
Common stock	$2,003,081
Cash paid	2,000,000
Fair value of contingent consideration	2,700,000
Total consideration	6,703,081

Cash and cash equivalents	474
Inventory	396,961
Other assets	11,587
Tradenames	111,000
Technology	2,396,000
Customer relationships	176,000
Goodwill	3,674,326
Other liabilities	(63,267)
Net assets acquired	$6,703,081

The amortization period of intangible assets acquired ranges from 3 to 12 years. The Company recorded approximately $3.7 million of goodwill in connection with this acquisition, reflecting the strategic fit and revenue and earnings growth potential of this business.

Revenues included in the condensed consolidated statement of operations for each of the three and six month periods ended June 30, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $323,000. Loss from operations included in the consolidated statement of operations for each of the three and six month periods ended June 30, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $16,000.

The following unaudited pro forma results of operations for the three and six months ended June 30, 2014 and 2013 assumes that the above acquisition was made at the beginning of the year prior to the acquisition. The pro forma results were calculated applying the Company’s accounting policies and reflect the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the three and six month periods ended June 30, 2014. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Pro forma Results for the		Pro forma Results for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$1,266,610	$922,703	$2,317,819	$1,754,818

Income from operations	$(6,659,115)	$(2,583,431)	$(15,784,825)	$(4,852,496)

During the three and six month periods ended June 30, 2014, the Company incurred acquisition-related costs of approximately $420,000 and $486,000, respectively, in connection with due diligence, professional fees, and other expenses related to the completed acquisition.

4.	Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013

Raw materials	$156,900	$174,176
Work in process	430,522	57,030
Finished goods	393,285	346,843
Less: Inventory reserve	(39,992)	(76,580)
Total	$940,715	$501,469

5.	Improvements and Equipment, net

Improvements and equipment consist of the following:

	Useful Life	June 30, 2014	December 31, 2013
	(Years)
Machinery and equipment	10	$2,869,453	$2,869,453
Office furniture and equipment	3-10	51,440	44,844
Leasehold improvements	(A)	228,021	228,021
		3,148,914	3,142,318
Less: Accumulated depreciation and amortization		(1,557,725)	(1,397,070)
Improvements and equipment, net		$1,591,189	$1,745,248

(A)	Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense was $81,990 and $75,757 for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense was $160,655 and $151,507 for the six months ended June 30, 2014 and 2013, respectively.

6.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		June 30, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$5,396,000	$(1,664,933)	$-	$3,731,067
Customer relationships	12	776,000	(274,093)	-	501,907
Distribution rights	5.27	400,000	(58,785)	-	341,215
Tradename	3	111,000	(6,167)	-	104,833
Non-compete	1	208,333	(34,722)	-	173,611
		$6,891,333	$(2,038,700)	$-	$4,852,633

		December 31, 2013
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

In process research and development		$8,100,000	$-	$(8,100,000)	$-
Technology	10	3,000,000	(1,475,000)	-	1,525,000
Customer relationships	12	600,000	(245,834)	-	354,166
Distribution rights	5.27	400,000	(20,689)	-	379,311
		$12,100,000	$(1,741,523)	$(8,100,000)	$2,258,477

Amortization expense attributable to intangible assets for the three months ended June 30, 2014 and 2013 was $190,629 and $87,500, respectively. Amortization expense attributable to intangible assets for the six months ended June 30, 2014 and 2013 was $297,177 and $175,000, respectively. During the year ended December 31, 2013, the Company recognized an impairment charge of $8,100,000 related to its in process research and development.

7.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013

Salaries, benefits and incentive compensation	$1,146,477	$1,036,771
Professional fees	334,970	83,317
Royalty fees	201,937	-
Inventory	-	127,786
Other	12,615	20,025
Total accrued expenses	$1,695,999	$1,267,899

8.	Commitments and Contingencies

Employment Agreements for Former Employees

On March 14, 2014, a former executive of the Company resigned. Upon the executive’s resignation, the Company entered into a general release and severance agreement with this executive, pursuant to which, the employment agreement between the executive and the Company, dated September 28, 2012 was terminated, except for provisions relating to confidentiality and restrictive covenants. The Company will provide the executive with: (i) payments totaling $385,000; (ii) the full and immediate vesting of all outstanding stock options and RSUs granted to this executive, with such stock options remaining exercisable for a period of two years following the date of resignation; and (iii) continued health insurance coverage during the six-month severance period. Of the total payments due to this executive, $210,000 was related to 2013 performance and included in accrued expenses as of December 31, 2013. The expense of the accelerated vesting of outstanding stock options and RSUs was $873,411 and is included in stock-based compensation for the six months ended June 30, 2014. Severance payments related to this executive of $80,839 are included in accrued expenses as of June 30, 2014.

In March 2014, the Company entered into a general release and severance agreements with two employees, pursuant to which each employee’s employment with the Company was terminated effective immediately. The Company will provide the employees with severance payments totaling $158,875 and accelerated vesting of one tranche of stock options granted to one of the employees, with such options remaining exercisable for a period of 90 days. The expense of the accelerated vesting of stock options was $24,171 and is included in stock-based compensation for the six months ended June 30, 2014. Severance payments for these employees of $68,154 are included in accrued expenses as of June 30, 2014.

Cooperative and License Agreements

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a selling, general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended June 30, 2014 and 2013 were $100,000 and $50,000, respectively. Total royalties charged to selling, general and administrative expense for the six months ended June 30, 2014 and 2013 were $200,000 and $100,000, respectively. $199,436 is included in accrued expenses as of June 30, 2014 in connection with this agreement.

Sorbion Distributor Agreement

On September 23, 2013, the Company entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG, pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions.

The initial term of the agreement ends on December 31, 2018, and will be extended for additional year terms until December 31, 2023, so long as the Company and Sorbion agree in September as to the minimum annual purchase amount for the calendar year that ends four years from the calendar year of such September.

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

The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2014-2017, based on the exchange rate as of June 30, 2014, are approximately $682,000, $1,365,000, $3,411,000, and $5,460,000, respectively.

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

Carolon Distribution Rights Agreement

In September 2013, the Company entered into an agreement with Carolon Company (“Carolon”) pursuant to which, the Company purchased the distribution rights to the Sorbion sachet and sana products from Carolon. The Company is committed to pay Carolon (i) an aggregate payment of $400,000 in 12 equal monthly payments beginning November 2013, and (ii) if the Company sells at least $600,000 of Sorbion sachet products in the 2014 calendar year, $50,000 in January 2015.  This transaction was recorded as the purchase of distribution rights and was recorded as an intangible asset, subject to amortization over the remaining useful life of sixty-three months, and a corresponding liability of $400,000. In consideration of this agreement, an upfront fee of $50,000 for sales and training materials was expensed in the year ended December 31, 2013 as a selling, general and administrative expense. As of June 30, 2014, the balance of distribution rights payable was $133,333.

Celgene License, Marketing and Development and Supply Agreement

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property for certain placental based products, including ECMs, an extracellularmatrix derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated humanamniotic membrane, to develop and commercialize ECMs and Biovance in the United States. Following the commencement of commercial sales of the licensed products, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT.

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

The Company fully disputes the allegations of ConvaTec Inc. and the relief sought to the fullest extent permitted by the law and believes them to be wholly without merit.

9.	Stockholders’ Equity

Common Stock Issuances

In April 2014, the Company entered into a securities purchase agreement pursuant to which the Company issued an aggregate of 2,139,287 shares of common stock, and five year warrants to purchase an aggregate of 427,858 shares of common stock at an exercise price of $10.50 per share, in exchange for aggregate consideration of approximately $14,975,000. The warrants become exercisable on October 15, 2014. In connection with the financing, the Company paid $598,500 in placement agent fees. Administrative fees for the escrow agent of $4,000 were also deducted from gross proceeds.

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of June 30, 2014, 78,260 shares were available for future issuances.

2014 Plan

On April 10, 2014 and June 5, 2014, the Company’s Board of Directors and the Company’s shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), respectively. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 2,000,000 shares of common stock are reserved for award under the 2014 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	$1,445,883	$819,629	$4,910,840	$1,798,642
Warrants	(2,758)	-	195,033	-
Restricted stock units	-	590,028	180,715	602,926
Restricted stock	571,149	-	1,889,211	-
Total stock-based compensation	$2,014,274	$1,409,657	$7,175,799	$2,401,568

For the three months ended June 30, 2014, $62,643 of stock-based compensation is included in cost of revenues and $1,951,631 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the six months ended June 30, 2014, $79,853 of stock-based compensation is included in cost of revenues and $7,095,946 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2013, $1,409,657 and $2,401,568 of stock-based compensation is included in selling, general and administrative expense in the condensed consolidated statements of operations, respectively.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the six months ended June 30, 2014:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
01/06/14	Officer	369,395	[1]	$2,582,072
01/17/14	Consultant	1,107	Immediate	10,007
01/27/14	Consultant	13,000	Immediate	118,300
03/06/14	Employee	8,300	[2]	74,700
03/09/14	Consultant	1,108	Immediate	10,005
03/21/14	Consultant	1,136	Immediate	10,008
04/02/14	Consultant	1,219	Immediate	10,008
05/29/14	Consultant	1,000	Immediate	7,000
06/16/14	Consultant	1,525	Immediate	10,004
06/18/14	Consultant	1,558	Immediate	10,002
	Restricted stock - total	399,348		$2,842,106

[1]	Vests in equal quarterly installments, with one-eighth vesting on January 6, 2014 and the remaining vesting on the first day of each calendar quarter thereafter.

[2]	2,425 shares vest on each of March 6, 2014 and April 1, 2014. 1,725 shares vest on each of April 1, 2015 and April 1, 2016.

On March 14, 2014, in connection with the resignation of the chief executive officer of a wholly-owned subsidiary of the Company, the Company accelerated the vesting of 17,688 RSUs that, prior to the modification, contained performance conditions which, for accounting purposes, were deemed improbable of being achieved. As a result, the Company recorded stock-based compensation expense of $157,069 during the six months ended June 30, 2014, which represented the modification date value of the modified RSUs.

As of June 30, 2014, there was $952,895 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 0.8 years.

A summary of common stock award activity during the six months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2013	35,376	$2.19	$77,387
Granted	399,348	7.12	2,842,106
Vested	(154,227)	6.17	(951,884)
Forfeited	-	-	-
Non-vested, June 30, 2014	280,497	$7.01	$1,967,609

In connection with the vesting of certain restricted stock grants, 21,068 and 57,104 shares, respectively, with fair values of $173,808 and $452,377, respectively, were withheld in satisfaction of employee tax withholding obligations in the three and six month periods ended June 30, 2014. No shares were withheld in either the three or six month periods ended June 30, 2013.

Warrants

See Note 9, Stockholders’ Equity – Common Stock Issuances for details related to new investor warrant issuances.

There were no compensatory warrants issued during the six months ended June 30, 2014.

On April 11, 2014, the Company entered into a letter agreement with certain of the holders of warrants to purchase shares of the Company’s common stock that were issued pursuant to that certain securities purchase agreement, dated November 18, 2013, by and among the Company and the investors signatory thereto, pursuant to which such warrant holders agreed to exercise their warrants in exchange for certain registration rights. The Company received approximately $5,293,000 from the exercise of the warrants, and issued a total of 930,313 shares of common stock. In connection with the exercise of these warrants, the Company paid $264,674 in placement agent fees and $2,500 of administrative fees for the escrow agent, both of which were deducted from gross proceeds.

On April 30, 2014, the Company entered into a warrant exchange with certain warrant holders pursuant to which the Company issued 48,968 shares of common stock to such warrant holders in exchange for the cancellation of certain “cash exercise only” five-year warrants to purchase an aggregate of 244,844 shares of Common Stock that were originally issued by the Company in 2010.

During the six months ended June 30, 2014, the Company issued an aggregate of 234,795 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 376,637 shares of common stock (353,137 shares on a "cashless" basis under the terms of the warrants and 23,500 shares for cash proceeds of $99,640). The warrants had exercise prices of $4.24 per share (217,560 gross shares), $3.02 per share (65,362 gross shares) and $2.19 per share (93,715 gross shares). The aggregate intrinsic value of the warrants exercised was $1,942,576 for the six months ended June 30, 2014.

As of June 30, 2014, there was $25,431 of unrecognized stock-based compensation expense related to compensatory warrants that are subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.4 years.

A summary of the warrant activity, including common stock purchase warrants, during the six months ended June 30, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	3,822,557	$5.12
Issued	427,858	10.50
Exercised	(1,306,950)	5.04
Cancelled	(244,844)	7.88
Outstanding, June 30, 2014	2,698,621	$5.75	4.2	$1,778,016

Exercisable, June 30, 2014	2,242,476	$4.85	4.0	$1,756,687

The following table presents information related to warrants at June 30, 2014:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	108,572	3.5	108,572
3.02	74,286	2.6	74,286
3.50	2,286	2.8	2,286
4.24	803,691	3.9	803,691
4.38	188,444	4.3	169,400
4.81	8,889	4.3	8,889
5.69	1,040,880	4.4	1,031,637
7.00	18,286	0.9	18,286
8.75	25,429	1.1	25,429
10.50	427,858	-	-
	2,698,621	4.0	2,242,476

As of June 30, 2014, five-year warrants to purchase an aggregate of 75,429 shares of common stock at an exercise price of $2.19 per share were deemed to be a derivative liability. See Note 12 – Fair Value Measurement.

Stock Options

During the six months ended June 30, 2014, ten-year options to purchase an aggregate of 841,520 shares of common stock at exercise prices ranging from $6.62 to $9.05 with an aggregate grant date value of $5,459,093 were granted to directors and employees. Most of the grants vest over three years on the anniversaries of the grant date. Of the above, options to purchase 572,500 shares of common stock were granted pursuant to the 2011 Plan. The grant date value is being amortized over the vesting term.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk free interest rate	2.05%	0.94%	1.92%	0.92%
Expected term (years)	6.00	5.39	5.93	5.30
Expected volatility	102.63%	99.85%	102.63%	100.02%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2014 was $5.82 and $6.49, respectively. The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2014 was $1.66 and $1.84, respectively.

During the six months ended June 30, 2014, the Company issued an aggregate of 271,505 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 298,978 shares of common stock (57,143 shares on a "cashless" basis under the terms of the options and 241,835 shares for cash proceeds of $1,219,161). The options had exercise prices of $4.38 per share (217,319 gross shares), $5.47 per share (11,428 gross shares), $6.34 per share (22,857 gross shares) and $6.56 per share (47,374 gross shares). The aggregate intrinsic value of the options exercised was $913,384 for the six months ended June 30, 2014.

As of June 30, 2014, there was $7,206,417 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.7 years, of which $73,780 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the six months ended June 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	4,985,586	$6.47
Granted	841,520	8.11
Exercised	(298,978)	4.92
Forfeited	(918,427)	7.27
Outstanding, June 30, 2014	4,609,701	$6.71	8.1	$1,904,646

Exercisable, June 30, 2014	2,075,655	$5.36	6.7	$1,764,195

The following table presents information related to stock options at June 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28	279,227	8.6	279,227
3.50	117,125	9.4	73,665
3.94	7,619	9.4	7,619
4.38	924,728	4.8	879,519
5.47	97,713	8.9	65,142
5.69	114,286	1.4	114,286
5.91	17,142	6.5	17,142
6.34	6,058	6.4	6,058
6.56	445,064	8.4	135,770
6.62	25,000	-	-
6.79	10,000	-	-
6.82	780,535	9.5	174,842
6.83	10,000	-	-
6.95	10,000	-	-
6.99	261,520	9.5	35,380
7.71	35,000	-	-
7.90	10,000	-	-
7.94	6,000	-	-
8.50	25,000	9.6	6,250
8.57	40,000	-	-
8.75	732,565	8.5	236,571
8.97	5,000	9.7	1,248
8.99	30,000	-	-
9.00	291,500	9.7	4,992
9.04	30,000	-	-
9.05	35,000	-	-
10.94	262,245	8.9	36,570
11.38	1,145	4.2	1,145
26.69	229	4.0	229
	4,609,701	6.7	2,075,655

10.	Related Party

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation for the six months ended June 30, 2014.

11.	Concentration of Risk

Revenues for the three months ended June 30, 2014 and 2013, and accounts receivable as of June 30, 2014 from our largest customers were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2014	2013	June 30, 2014

A	31%	54%	17%
B	12%	24%	9%

Revenue for the six months ended June 30, 2014 and 2013, were as follows:

	% of Total Revenue
Customer	2014	2013

A	40%	64%
B	10%	18%

12.	Fair Value Measurement

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

During the six months ended June 30, 2014, warrants to purchase an aggregate of 82,971 shares of common stock were exercised. These warrants had an aggregate exercise date fair value of $672,632 which was credited to equity. The Company recorded a loss on the change in fair value of these warrants of $202,393 during the six months ended June 30, 2014. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.19%-1.22%, expected term of 3.78-3.81 years, and expected dividends of 0.00%.

On June 30, 2014, the Company recomputed the fair value of its warrant liability as $329,150 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 100.56%, risk-free rate of 0.88%, expected term of 3.36 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $134,076 during the six months ended June 30, 2014

The following tables set forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis:

Warrant Liabilities
Beginning balance as of January 1, 2014	$933,465
Change in fair value of warrant liability	68,317
Value of warrants exercised	(672,632)
Ending balance as of June 30, 2014	$329,150

Contingent Consideration
Beginning balance as of January 1, 2014	$-
Fair value of contingent consideration	2,700,000
Ending balance as of June 30, 2014	$2,700,000

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$329,150
Contingent consideration	$-	$-	$2,700,000
Total liabilities	$-	$-	$3,029,150

	December 31, 2013
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$933,465
Total liabilities	$-	$-	$933,465

Warrants that contain exercise reset provisions and contingent consideration liabilities are Level 3 derivative liabilities measured at fair value on a recurring basis using pricing models for which at least one significant assumption is unobservable as defined in ASC 820. The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s chief financial officer and are approved by the chief executive officer.

13.	Subsequent Events

On August 5, 2014, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission ("SEC"). This registration will enable the Company to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. In addition, under the shelf registration certain Company shareholders may offer for resale to the public from time to time in one or more offerings up to 7,866,797 shares of the Company’s common stock.

The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	inadequate capital;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	loss or retirement of key executives;

•	unfavorable decisions on product reimbursement;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	price increases for supplies and components; and

•	the inability to carry out research, development and commercialization plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

In April 2014, we raised approximately $19.4 million in net proceeds from a series of transactions that included a $14.4 million private placement of common stock and warrants and $5.0 million from the exercise of warrants from several institutional shareholders.

On May 5, 2014, we acquired all outstanding equity interest in Choice Therapeutics, Inc. a provider of innovative wound care products using proprietary Therabond 3D® Antimicrobial Barrier Systems.

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Overview. For the three months ended June 30, 2014 and 2013, we had a net loss of $5,954,229 and $2,089,343, respectively, which was inclusive of non-cash stock-based compensation of $2,014,274 and $1,409,657, respectively.

Revenues, net. For the three months ended June 30, 2014 revenues increased by $538,319, or 108%, to $1,037,448 from $499,129 for the three months ended June 30, 2013.   The increase in our overall revenue was due to increases in product sales. We expect our future growth to consist of both organic and acquisition growth from product sales.

The components of revenue were as follows for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Revenues
Contract manufacturing	$488,440	$497,038
Products	549,008	2,091
Total revenues, net	$1,037,448	$499,129

Our growth rates for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014	2013

Revenue growth	$538,319	$240,260
% Growth over prior year	107.9%	92.8%

Comprised of:
% of organic growth*	43.2%	92.8%
% of acquisition growth**	64.7%	0.0%
	107.9%	92.8%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit. Our gross profit was $200,733 for the three months ended June 30, 2014 compared to $19,301 for the three months ended June 30, 2013.  The improved results for the three months ended June 30, 2014, as compared to 2013 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Cost of revenues
Stock-based compensation	$62,643	$-
Compensation and benefits	178,335	106,285
Depreciation and amortization	146,737	149,567
Materials	340,576	112,978
Equipment, production and other expenses	108,424	110,998
Total cost of revenues	$836,715	$479,828

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$1,951,631	$1,409,657
Compensation and benefits	1,621,466	547,953
Marketing	707,469	54,202
Royalty fees	102,501	50,000
Other expenses	1,573,024	330,893
Total selling, general and administrative expenses	$5,956,091	$2,392,705

Selling, general and administrative expenses increased by $3,563,386, to $5,956,091 for the three months ended June 30, 2014, as compared to $2,392,705 for the three months ended June 30, 2013.

Stock-based compensation increased by $541,974, to $1,951,631 for the three months ended June 30, 2014, as compared to $1,409,657 for the three months ended June 30, 2013.  Stock-based compensation for the three months ended June 30, 2014 was favorably impacted by the forfeiture of stock options of a consultant resulting in a reversal of expense of $396,612. Compensation and benefits increased by $1,073,513, to $1,621,466 for the three months ended June 30, 2014, as compared to $547,953 for the three months ended June 30, 2013.  The increase in both stock-based compensation and compensation and benefits was due to the hiring of new executive officers, various senior sales and marketing executives, and a direct sales force. We expect our stock-based compensation expense to decrease in future quarters.

Marketing expenses increased by $653,267, to $707,469 for the three months ended June 30, 2014, as compared to $54,202 for the three months ended June 30, 2013. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, and market research. Also included in the three months ended June 30, 2014 are marketing expenses associated with the launch of our Biovance product and products acquired in our acquisition of Choice Therapeutics.

Other selling, general and administrative expenses increased by $1,242,131, to $1,573,024 for the three months ended June 30, 2014, as compared to $330,893 for the three months ended June 30, 2013. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel and professional fees such as legal and accounting expenses. These costs were largely driven by the recruitment of our direct sales force and other corporate employees to support our anticipated growth, as well an increase in business development and selling, general and administrative expenses for our newly acquired company, Choice Therapeutics.

Acquisition-related expenses. During the three months ended June 30, 2014, we incurred acquisition-related costs of approximately $419,658 in connection with due diligence, professional fees, and other expenses related to the acquisition of Choice Therapeutics.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Overview. For the six months ended June 30, 2014 and 2013, we had a net loss of $14,990,391 and $4,793,178, respectively, which was inclusive of non-cash stock-based compensation of $7,175,799 and $2,401,568, respectively.

Revenues, net. For the six months ended June 30, 2014 revenues increased by $737,097, or 83%, to $1,628,023 from $890,926 for the six months ended June 30, 2013.   The increase in our overall revenue was primarily due to an increase in product sales. We expect our future growth to consist of both organic and acquisition growth from product sales.

The components of revenue were as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Revenues
Contract manufacturing	$966,710	$882,380
Products	661,313	8,546
Total revenues, net	$1,628,023	$890,926

Our growth rates for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30,
	2014	2013

Revenue growth	$737,097	$436,456
% Growth over prior year	82.7%	96.0%

Comprised of:
% of organic growth*	46.5%	96.0%
% of acquisition growth**	36.2%	0.0%
	82.7%	96.0%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit (loss). Our gross profit was $159,609 for the six months ended June 30, 2014 compared to gross loss of $41,924 for the six months ended June 30, 2013.  The improved results for the six months ended June 30, 2014, as compared to 2013 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Cost of revenues
Stock-based compensation	$79,853	$-
Compensation and benefits	331,414	211,911
Depreciation and amortization	293,473	299,135
Materials	554,242	202,968
Equipment, production and other expenses	209,432	218,836
Total cost of revenues	$1,468,414	$932,850

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$7,095,946	$2,401,568
Compensation and benefits	3,398,797	949,580
Marketing	931,792	115,337
Royalty fees	202,501	100,000
Other expenses	2,973,599	869,743
Total selling, general and administrative expenses	$14,602,635	$4,436,228

Selling, general and administrative expenses increased $10,166,407 to $14,602,635 for the six months ended June 30, 2014, as compared to $4,436,228 for the six months ended June 30, 2013.

Stock-based compensation increased by $4,694,378, to $7,095,946 for the six months ended June 30, 2014, as compared to $2,401,568 for the six months ended June 30, 2013.  Stock-based compensation for the six months ended June 30, 2014 was favorably impacted by the forfeiture of stock options of a consultant resulting in a reversal of expense of $396,612. Compensation and benefits increased $2,449,217 to $3,398,797 for the six months ended June 30, 2014, as compared to $949,580 for the six months ended June 30, 2013.  The increase in both stock-based compensation and compensation and benefits was due to the hiring of new executive officers, various senior sales and marketing executives, and a direct sales force. We expect our stock-based compensation expense to decrease in future quarters.

Marketing expenses increased by $816,455 to $931,792 for the six months ended June 30, 2014, as compared to $115,337 for the six months ended June 30, 2013. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, and market research. Also included in the six months ended June 30, 2014 are marketing expenses associated with the launch of our Biovance product and products acquired in our acquisition of Choice Therapeutics.

Other selling, general and administrative expenses increased by $2,103,856 to $2,973,599 for the six months ended June 30, 2014, as compared to $869,743 for the six months ended June 30, 2013.  Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel and professional fees such as legal and accounting expenses. These costs were largely driven by the recruitment of our direct sales force and other corporate employees to support our anticipated growth, as well an increase in business development and selling, general and administrative expenses for our newly acquired company, Choice Therapeutics.

Acquisition-related expenses. During the three month ended June 30, 2014, we incurred acquisition-related costs of approximately $485,640 in connection with due diligence, professional fees, and other expenses related to the acquisition of Choice Therapeutics.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents totaling $23,785,430 compared to $12,100,544 at December 31, 2013.  The increase was largely attributable to net financing proceeds of $14,372,503, proceeds from the exercise of stock options and warrants totaling $6,345,108 offset by cash used in operating activities of $6,374,226 during the six months ended June 30, 2014.

Net cash flow used in operating activities was $6,374,226 and $1,614,510 for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily attributable to an increase in net loss excluding stock compensation and other non-cash items of $7,322,200 offset by an increase in accounts payable, accrued expenses and other liabilities compared to the prior year.

Cash flow generated from financing activities was $20,265,234 for the six months ended June 30, 2014, compared to cash flow generated from financing activities of $3,291,293 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received proceeds from stock option and warrant exercises of $6,345,108 and $14,372,503 of proceeds from the issuance of common stock. This was offset by the payment of withholding taxes related to stock-based compensation of $452,377. During the six months ended June 30, 2013, we received proceeds from the issuance of common stock of $3,291,293.

At June 30, 2014, current assets totaled $25,289,176 and current liabilities totaled $3,773,454, as compared to current assets totaling $12,847,234 and current liabilities totaling $3,353,464 at December 31, 2013. As a result, we had working capital of $21,515,722 at June 30, 2014 compared to working capital of $9,493,770 at December 31, 2013.

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

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, merger and acquisition activity, the hiring and training of sales agents and personnel, pre-launch marketing costs, the purchasing of inventory, and the billing and collection of revenue, we expect negative operating cash flows to continue at least for the balance of 2014.

We believe that our cash on hand and our cash generated from operations will be sufficient to fund our business for at least the next 12 months. However, our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, unfavorable decisions on product reimbursement, risks from competition, regulatory approval of our new products, technological change, and dependence on key personnel.

In order to complete our future growth strategy, including the expanding of our product offering, we will require additional equity and/or debt financing. On August 5, 2014, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission ("SEC"). This registration will enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the legal proceeding that we previously discussed in Part II, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2014 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Decisions in reimbursement levels by governmental or other third-party payors for procedures using our products may have an adverse impact on acceptance of our products.

We believe that our products will be purchased principally by hospitals or physicians, which typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our future customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of medical product companies because it affects which products customers purchase and the prices they are willing to pay.  Adverse decisions relating to our products by administrators of these systems in coverage or reimbursement issues, would have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them. For example, the Center for Medicare and Medicaid Services (CMS) has preliminarily classified our human amniotic membrane allograft product, Biovance, as a collagen dressing and not in the manner as other skin substitutes are being reimbursed. If this decision was to become final, it could have an adverse impact on our ability to market this product in an outpatient setting. We are currently in discussions with CMS as to why we believe Biovance should be reimbursed at levels consistent with similar products on the market. There is no assurance that CMS will reverse its preliminary decision in its final decision expected to be issued later this year.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended June 30, 2014:

Issuer's Purchases of Equity Securities
			Total number of shares (or units)	Maximum number (or
			purchased	approximate dollar value) of
	Total number of		as part of publicly	shares (or units) that may
	shares (or units)	Average price paid	announced plans or	yet be purchased under the
Period	purchased(1)	per share (or unit)(2)	programs	plans or programs
4/1/2014 to 4/30/2014	21,068	$8.25	-	-
5/1/2014 to 5/31/2014	-	-	-	-
6/1/2014 to 6/30/2014	-	-	-	-
Total	21,068	$8.25	-	-

(1) Includes 20,186 shares of our common stock surrendered by David Johnson in connection with the vesting of restricted stock on April 1, 2014 and 882 shares of our common stock surrendered by an employee in connection with the vesting of restricted stock on April 1, 2014.

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

ALLIQUA BIOMEDICAL, INC.

Date: August 11, 2014	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Brian Posner
	Name:	Brian Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 5, 2014, by and between Alliqua, Inc., ALQA Merger Sub, Inc., Choice Therapeutics, Inc. and E. James Hutchens, as the Stockholder Representative, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 6, 2014.

2.2	Agreement and Plan of Merger, dated June 5, 2014, by and between Alliqua, Inc. and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 11, 2014.

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 11, 2014.

3.2	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 11, 2014.

3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on June 11, 2014.

10.1	Form of Securities Purchase Agreement, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2014.

10.2	Form of Warrant, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2014.

10.3	Form of Letter Agreement, dated April 11, 2014, by and between Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 15, 2014.

10.4*^	Supply Agreement, dated April 10, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”).

10.5*^	First Amendment to Supply Agreement, dated April 10, 2014 by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a CCT.

10.6	Warrant Exchange Agreement, dated April 30, 2014, by and among Alliiqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 6, 2014.

10.7	2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2014.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

^ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

