Form 10-Q
period 2014-09-30
Alliqua BioMedical, Inc.
filed 2014-11-05
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2014 was 16,173,437.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$19,887,588	$12,100,544
Accounts receivable	715,624	156,831
Inventory, net	1,099,142	501,469
Prepaid expenses and other current assets	313,590	88,390
Total current assets	22,015,944	12,847,234
Improvements and equipment, net	1,512,563	1,745,248
Intangible assets, net	4,619,963	2,258,477
Goodwill	4,100,295	425,969
Other assets	173,042	174,640
Total assets	$32,421,807	$17,451,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,101,745	$746,609
Accrued expenses	1,788,999	1,267,899
Payable for distribution rights	33,333	333,333
Deferred revenue	39,000	39,000
Warrant liability	280,157	933,465
Deferred lease incentive liability - current	8,337	8,337
Other current liabilities	4,074	24,821
Total current liabilities	3,255,645	3,353,464
Contingent consideration	2,894,034	-
Deferred lease incentive liability, net of current	86,155	92,408
Deferred tax obligation	63,500	53,000
Total liabilities	6,299,334	3,498,872

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 16,193,988 and 11,484,191 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	16,194	11,484
Additional paid-in capital	90,797,392	58,538,491
Accumulated deficit	(64,691,113)	(44,597,279)
Total stockholders' equity	26,122,473	13,952,696
Total liabilities and stockholders' equity	$32,421,807	$17,451,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue, net of returns, allowances and discounts	$1,493,840	$437,985	$3,121,863	$1,328,911

Cost of revenues	915,811	574,219	2,384,225	1,507,069

Gross profit (loss)	578,029	(136,234)	737,638	(178,158)

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation compensation of $1,779,134 and $8,875,080 for the three month and nine month periods ended September 30, 2014 and $496,564 and $2,898,132 for the three and nine month periods ended September 30, 2013 - see Note 9)	5,480,380	2,095,926	20,083,015	6,532,154
Research and product development	-	33,602	-	63,204
Acquisition-related expenses	61,330	-	546,970	-
Change in fair value of contingent consideration liability	194,034	-	194,034	-
Total operating expenses	5,735,744	2,129,528	20,824,019	6,595,358

Loss from operations	(5,157,715)	(2,265,762)	(20,086,381)	(6,773,516)

Other income (expense)
Interest expense	-	(292)	(384)	(3,048)
Interest income	8,779	31	22,755	75
Change in value of warrant liability	48,993	32,978	(19,324)	(243,735)
Total other income (expense)	57,772	32,717	3,047	(246,708)

Loss before income tax provision	(5,099,943)	(2,233,045)	(20,083,334)	(7,020,224)

Income tax provision	3,500	3,000	10,500	9,000

Net loss	$(5,103,443)	$(2,236,045)	$(20,093,834)	$(7,029,224)

Basic and diluted net loss per common share	$(0.33)	$(0.31)	$(1.41)	$(1.09)

Weighted average shares used in computing basic and diluted net loss per common share	15,666,697	7,105,147	14,269,239	6,452,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	11,484,191	$11,484	$58,538,491	$(44,597,279)	$13,952,696

Issuance of common stock for the purchase of Choice Therapeutics, Inc.	273,368	274	1,992,580	-	1,992,854

Issuance of common stock for cash, net of issuance costs of $602,500	2,139,287	2,139	14,370,364	-	14,372,503

Exercise of common stock options, net of tendered shares	277,150	277	1,243,590	-	1,243,867

Exercise of warrants, net of issuance costs of $267,174	977,313	977	5,224,610	-	5,225,587

Cashless exercise of warrants	211,295	211	(211)	-	-

Extinguishment of warrant liability	-	-	672,632	-	672,632

Issuance of common stock for services	23,396	23	195,316	-	195,339

Stock-based compensation (A)	836,491	837	9,129,277	-	9,130,114

Net settlement on vesting of restricted stock awards	(77,471)	(77)	(569,208)	-	(569,285)

Warrant exchange	48,968	49	(49)	-	-

Net loss	-	-	-	(20,093,834)	(20,093,834)

Balance, September 30, 2014	16,193,988	$16,194	$90,797,392	$(64,691,113)	$26,122,473

(A)	Includes $307,189 that was part of accrued expenses as of December 31, 2013 and for the the year then ended, which was credited to equity upon the issuance of 34,086 restricted common shares during the nine months ended September 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(20,093,834)	$(7,029,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769,128	443,393
Amortization of deferred lease incentive	(6,253)	-
Deferred income taxes	10,500	9,000
Provision for inventory obsolescence	(65,493)	(4,363)
Stock-based compensation expense	8,822,925	2,270,690
Stock issued for services rendered	195,339	627,442
Change in value of warrant liability	19,324	243,735
Fair value adjustment to contingent consideration	194,034	-
Fair value of rent provided by related party	-	32,000
Changes in operating assets and liabilities:
Accounts receivable	(547,206)	(35,673)
Inventory	(135,219)	17,990
Prepaid expenses and other current assets	(223,602)	108,605
Accounts payable	281,642	(106,092)
Accrued expenses and other current liabilities	599,209	291,004
Net Cash Used in Operating Activities	(10,179,506)	(3,131,493)

Cash Flows From Investing Activities
Payment for distribution rights	(300,000)	-
Purchase of improvements and equipment	(6,596)	-
Acquisition of business, net of $474 cash acquired	(1,999,526)	-
Net Cash Used in Investing Activities	(2,306,122)	-

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	14,372,503	3,291,293
Proceeds from the exercise of stock options	1,243,867	-
Proceeds from the exercise of warrants	5,225,587	-
Payment of withholding taxes related to stock-based employee compensation	(569,285)	-
Net Cash Provided by Financing Activities	20,272,672	3,291,293

Net Increase in Cash and Cash Equivalents	7,787,044	159,800

Cash and Cash Equivalents - Beginning of period	12,100,544	260,357

Cash and Cash Equivalents - End of period	$19,887,588	$420,157

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$384	$3,048
Non-cash investing and financing activities:
Cashless warrant exercise	$672,632	$-
2013 Bonus awarded in equity	307,189	-
Warrant exchange	49	-
Acquisition of business:
Current assets, excluding cash and cash equivalents	$408,548	$-
Intangibles	2,683,000	-
Goodwill	3,674,326	-
Liabilities assumed	(73,494)	-
Contingent consideration	(2,700,000)	-
Issuance of common stock for acquisition	(1,992,854)	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business and Basis of Presentation

Alliqua BioMedical, Inc. (the “Company”) is a provider of advanced wound care solutions. The Company’s primary business strategy is to create superior outcomes for patients, providers, and partners through its hydrogel technology platform and licensed and proprietary products.  The Company’s core businesses include advanced wound care and contract manufacturing. The Company seeks to leverage its proprietary hydrogel and licensed technology platform to add value to its own products and those of its partners.

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014, and cash flows for the nine months ended September 30, 2014. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The total common shares issuable upon the exercise of stock options, warrants, non-vested restricted stock units, and non-vested restricted stock are as follows:

	As of September 30,
	2014	2013
Stock options	4,581,384	3,842,802
Warrants	2,675,121	2,032,314
Non-vested restricted stock units	-	70,753
Non-vested restricted stock	234,323	-
Total	7,490,828	5,945,869

3.	Acquisitions

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

Consideration:
Common stock	$1,992,854
Cash paid	2,000,000
Fair value of contingent consideration	2,700,000
Total consideration	6,692,854

Cash and cash equivalents	474
Inventory	396,961
Other assets	11,587
Tradenames	111,000
Technology	2,396,000
Customer relationships	176,000
Goodwill	3,674,326
Other liabilities	(73,494)
Net assets acquired	$6,692,854

The amortization period of intangible assets acquired ranges from 3 to 12 years. The Company recorded approximately $3.7 million of goodwill in connection with this acquisition, reflecting the strategic fit and revenue and earnings growth potential of this business.

Revenues included in the condensed consolidated statement of operations for each of the three and nine month periods ended September 30, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $577,000 and $900,000, respectively. Loss from operations included in the consolidated statement of operations for each of the three and nine month periods ended September 30, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $162,000 and $179,000, respectively. Included in the loss from operations in each the three and nine month periods ended September 30, 2014 is approximately $194,000 relating to adjustments to the fair value of contingent consideration described below.

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2014 and 2013 assumes that the above acquisition was made at the beginning of the year prior to the acquisition. The pro forma results were calculated applying the Company’s accounting policies and reflect the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the three and nine month periods ended September 30, 2014. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Pro forma Results for the		Pro forma Results for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$1,493,840	$886,647	$3,811,659	$2,641,465

Loss from operations	$(4,902,351)	$(2,394,923)	$(20,201,822)	$(7,247,418)

During the three and nine month periods ended September 30, 2014, the Company incurred acquisition-related costs of approximately $61,000 and $546,000, respectively, in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of certain acquisition-related contingent consideration liabilities on a quarterly basis. For the three and nine month periods ended September 30, 2014, the adjustments resulted in a net increase of approximately $194,000 to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses.

4.	Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013

Raw materials	$360,546	$174,176
Work in process	156,105	57,030
Finished goods	593,492	346,843
Less: Inventory reserve	(11,001)	(76,580)
Total	$1,099,142	$501,469

5.	Improvements and Equipment, net

Improvements and equipment consist of the following:

	Useful Life	September 30, 2014	December 31, 2013
	(Years)
Machinery and equipment	10	$2,869,453	$2,869,453
Office furniture and equipment	3-10	51,440	44,844
Leasehold improvements	(A)	228,021	228,021
		3,148,914	3,142,318
Less: Accumulated depreciation and amortization		(1,636,351)	(1,397,070)
Improvements and equipment, net		$1,512,563	$1,745,248

(A) Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense was $78,626 and $72,196 for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense was $239,281 and $223,703 for the nine months ended September 30, 2014 and 2013, respectively.

6.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		September 30, 2014

	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$5,396,000	$(1,799,833)	$-	$3,596,167
Customer relationships	12	776,000	(291,482)	-	484,518
Distribution rights	5.27	400,000	(77,833)	-	322,167
Tradename	3	111,000	(15,417)	-	95,583
Non-compete	1	208,333	(86,805)	-	121,528
		$6,891,333	$(2,271,370)	$-	$4,619,963

		December 31, 2013

	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

In process research and development		$8,100,000	$-	$(8,100,000)	$-
Technology	10	3,000,000	(1,475,000)	-	1,525,000
Customer relationships	12	600,000	(245,834)	-	354,166
Distribution rights	5.27	400,000	(20,689)	-	379,311
		$12,100,000	$(1,741,523)	$(8,100,000)	$2,258,477

Amortization expense attributable to intangible assets for the three months ended September 30, 2014 and 2013 was $232,670 and $89,142, respectively. Amortization expense attributable to intangible assets for the nine months ended September 30, 2014 and 2013 was $529,847 and $264,142, respectively. During the year ended December 31, 2013, the Company recognized an impairment charge of $8,100,000 related to its in process research and development. Amortization expense for the years ending December 31, 2014, 2015, 2016, 2017, and 2018 is expected to be $232,670, $791,790, $722,346, $697,679, and $683,704, respectively.

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013

Salaries, benefits and incentive compensation	$1,112,018	$1,036,771
Professional fees	224,906	83,317
Royalty fees	314,588	-
Inventory	-	127,786
Other	137,487	20,025
Total accrued expenses	$1,788,999	$1,267,899

8.	Commitments and Contingencies

Employment Agreements for Former Employees

On March 14, 2014, a former executive of the Company resigned. Upon the executive’s resignation, the Company entered into a general release and severance agreement with this executive, pursuant to which, the employment agreement between the executive and the Company, dated September 28, 2012 was terminated, except for provisions relating to confidentiality and restrictive covenants. The Company provided the executive with: (i) payments totaling $385,000; (ii) the full and immediate vesting of all outstanding stock options and RSUs granted to this executive, with such stock options remaining exercisable for a period of two years following the date of resignation; and (iii) continued health insurance coverage during the six-month severance period. Of the total payments due to this executive, $210,000 was related to 2013 performance and included in accrued expenses as of December 31, 2013. The expense of the accelerated vesting of outstanding stock options and RSUs was $873,411 and is included in stock-based compensation for the nine months ended September 30, 2014.

In March 2014, the Company entered into a general release and severance agreements with two employees, pursuant to which each employee’s employment with the Company was terminated effective immediately. The Company provided the employees with severance payments totaling $158,875 and accelerated vesting of one tranche of stock options granted to one of the employees, with such options remaining exercisable for a period of 90 days. The expense of the accelerated vesting of stock options was $24,171 and is included in stock-based compensation for the nine months ended September 30, 2014.

Cooperative and License Agreements

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “Silverseal Hydrogel Wound Dressings” and “Silverseal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years. An upfront license fee of $100,000 was expensed in 2011 as a selling, general and administrative expense. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2013 - $200,000, 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended September 30, 2014 and 2013 were $100,000 and $50,000, respectively. Total royalties charged to selling, general and administrative expense for the nine months ended September 30, 2014 and 2013 were $300,000 and $150,000, respectively. $297,999 is included in accrued expenses as of September 30, 2014 in connection with this agreement.

Sorbion Distributor Agreement

On September 23, 2013, the Company entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG, pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions.

The initial term of the agreement ends on December 31, 2018, and will be extended for additional one year terms until December 31, 2023, so long as the Company and Sorbion agree in September as to the minimum annual purchase amount for the calendar year that ends four years from the calendar year of such September.

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

The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2014-2017, based on the exchange rate as of September 30, 2014, are approximately $634,000, $1,269,000, $3,171,000, and $5,074,000, respectively.

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

Carolon Distribution Rights Agreement

In September 2013, the Company entered into an agreement with Carolon Company (“Carolon”) pursuant to which, the Company purchased the distribution rights to the Sorbion sachet and sana products from Carolon. The Company is committed to pay Carolon (i) an aggregate payment of $400,000 in 12 equal monthly payments beginning November 2013, and (ii) if the Company sells at least $600,000 of certain Sorbion sachet products in the 2014 calendar year, $50,000 in January 2015.  This transaction was recorded as the purchase of distribution rights and was recorded as an intangible asset, subject to amortization over the remaining useful life of sixty-three months, and a corresponding liability of $400,000. In consideration of this agreement, an upfront fee of $50,000 for sales and training materials was expensed in the year ended December 31, 2013 as a selling, general and administrative expense. As of September 30, 2014, the balance of distribution rights payable was $33,333.

Celgene License, Marketing and Development and Supply Agreement

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property for certain placental based products, including ECMs, an extracellularmatrix derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated humanamniotic membrane, to develop and commercialize ECMs and Biovance in the United States. Following the commencement of commercial sales of the licensed products, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT. In September 2014, the Company entered into a First Amendment to the License Agreement (the “Amended License Agreement”), pursuant to which the Company received the right to market Biovance for podiatric and orthopedic applications. The Amended License Agreement also amends certain terms and the related schedule for milestone payments to CCT.

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

In April 2014, the Company entered into a Supply Agreement (the “ECM Supply Agreement”) with CCT, pursuant to which CCT shall, as soon as reasonably practicable after the date that CCT obtains regulatory clearance or approval in the United States for any of CCT’s extracellular matrix products derived from the human placenta (each an “ECM”), supply and sell to the Company all of the Company’s requirements of ECMs, in finished form and final packaging, for exploitation in the United States under the License Agreement. The ECM Supply Agreement will automatically terminate upon the termination or expiration of the License Agreement and may otherwise be terminated (i) by CCT upon six months’ prior written notice, (ii) by the Company upon six months’ prior written notice if CCT fails to deliver at least a specified portion of a firm purchase order by the required delivery date specified in the order on at least a specified number of occasions in a specified period; (iii) by either party for breach of the ECM Supply Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. The ECM Supply Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT.

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

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of September 30, 2014, 21,300 shares were available for future issuances.

2014 Plan

On April 10, 2014 and June 5, 2014, the Company’s Board of Directors and the Company’s shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), respectively. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 2,000,000 shares of common stock are reserved for award under the 2014 Plan, of which, as of September 30, 2014, 1,990,000 shares were available for future issuances.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	$1,450,527	$473,200	$6,361,366	$2,271,842
Warrants	13,496	7,447	208,530	7,447
Restricted stock units	-	(34,395)	180,715	(8,599)
Restricted stock	378,442	50,312	2,267,653	627,442
Total stock-based compensation	$1,842,465	$496,564	$9,018,264	$2,898,132

For the three months ended September 30, 2014, $63,331 of stock-based compensation is included in cost of revenues and $1,779,134 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the nine months ended September 30, 2014, $143,184 of stock-based compensation is included in cost of revenues and $8,875,080 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, $496,564 and $2,898,132 of stock-based compensation is included in selling, general and administrative expense in the condensed consolidated statements of operations, respectively.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the nine months ended September 30, 2014:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
01/06/14	Officer	369,395	[1]	$2,582,072
01/17/14	Consultant	1,107	Immediate	10,007
01/27/14	Consultant	13,000	Immediate	118,300
03/06/14	Employee	8,300	[2]	74,700
03/09/14	Consultant	1,108	Immediate	10,005
03/21/14	Consultant	1,136	Immediate	10,008
04/02/14	Consultant	1,219	Immediate	10,008
05/29/14	Consultant	1,000	Immediate	7,000
06/16/14	Consultant	1,525	Immediate	10,004
06/18/14	Consultant	1,558	Immediate	10,002
07/01/14	Consultant	1,743	Immediate	10,005
	Restricted stock - total	401,091		$2,852,111

[1]	Vests in equal quarterly installments, with one-eighth vesting on January 6, 2014 and the remaining vesting on the first day of each calendar quarter thereafter.

[2]	2,425 shares vest on each of March 6, 2014 and April 1, 2014. 1,725 shares vest on each of April 1, 2015 and April 1, 2016.

On March 14, 2014, in connection with the resignation of the chief executive officer of a wholly-owned subsidiary of the Company, the Company accelerated the vesting of 17,688 RSUs that, prior to the modification, contained performance conditions which, for accounting purposes, were deemed improbable of being achieved. As a result, the Company recorded stock-based compensation expense of $157,069 during the nine months ended September 30, 2014, which represented the modification date value of the modified RSUs.

As of September 30, 2014, there was $584,458 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 0.7 years.

A summary of common stock award activity during the nine months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2013	35,376	$2.19	$77,387
Granted	401,091	7.11	2,852,111
Vested	(202,144)	6.36	(1,284,645)
Forfeited	-	-	-
Non-vested, September 30, 2014	234,323	$7.02	$1,644,853

Warrants

See Note 9, Stockholders’ Equity – Common Stock Issuances for details related to new investor warrant issuances.

There were no compensatory warrants issued during the nine months ended September 30, 2014.

On April 11, 2014, the Company entered into a letter agreement with certain of the holders of warrants to purchase shares of the Company’s common stock that were granted pursuant to that certain securities purchase agreement, dated November 18, 2013, by and among the Company and the investors signatory thereto. The Company received approximately $5,293,000 from the exercising holders upon the exercise of the warrants, and the Company issued a total of 930,313 shares of common stock to the exercising holders pursuant to the terms of the warrants. In connection with the exercising holders exercising their warrants pursuant to the letter agreement, the Company paid $265,000 in placement agent fees and $2,500 of professional fees for the escrow agent, both of which were deducted from gross proceeds. The warrants, which were exercised at a price of $5.69 per share, had an aggregate intrinsic value of $1,544,320.

During the nine months ended September 30, 2014, away from exercised warrants discussed above, the Company issued an aggregate of 258,295 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 400,137 shares of common stock (353,137 shares on a "cashless" basis under the terms of the warrants and 47,000 shares for cash proceeds of $199,280). The warrants had exercise prices of $4.24 per share (241,060 gross shares), $3.02 per share (65,362 gross shares) and $2.19 per share (93,715 gross shares). The aggregate intrinsic value of the warrants exercised was $1,971,481 for the nine months ended September 30, 2014.

As of September 30, 2014, there was $2,778 of unrecognized stock-based compensation expense related to compensatory warrants that are subject to non-employee mark-to-market adjustments and will be amortized over a weighted average period of 0.1 years.

A summary of the warrant activity, including common stock purchase warrants, during the nine months ended September 30, 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	3,822,557	$5.12
Issued	427,858	10.50
Exercised	(1,330,450)	5.03
Cancelled	(244,844)	7.88
Outstanding, September 30, 2014	2,675,121	$5.76	3.9	$992,672

Exercisable, September 30, 2014	2,236,694	$4.86	3.8	$989,362

The following table presents information related to warrants at September 30, 2014:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	108,572	3.0	108,572
3.02	74,286	2.4	74,286
3.50	2,286	2.6	2,286
4.24	780,191	3.7	780,191
4.38	188,444	4.1	181,401
4.81	8,889	4.1	8,889
5.69	1,040,880	4.1	1,037,354
7.00	18,286	0.6	18,286
8.75	25,429	0.8	25,429
10.50	427,858	-	-
	2,675,121	3.8	2,236,694

As of September 30, 2014, five-year warrants to purchase an aggregate of 75,429 shares of common stock at an exercise price of $2.19 per share were deemed to be a derivative liability. See Note 12 – Fair Value Measurement.

Stock Options

During the nine months ended September 30, 2014, ten-year options to purchase an aggregate of 965,520 shares of common stock at exercise prices ranging from $5.09 to $9.05 with an aggregate grant date value of $5,991,640 were granted to directors and employees. Most of the grants vest over three years on the anniversaries of the grant date. Of the above, options to purchase 686,500 shares of common stock were granted pursuant to the 2011 Plan. The grant date value is being amortized over the vesting term.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk free interest rate	1.96%	1.69%	1.92%	1.26%
Expected term (years)	5.98	6.04	5.94	5.63
Expected volatility	100.56%	99.87%	102.36%	99.17%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2014 was $4.29 and $6.21, respectively. The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2013 was $2.27 and $2.07, respectively.

During the nine months ended September 30, 2014, the Company issued an aggregate of 277,150 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 304,623 shares of common stock (57,143 shares on a "cashless" basis under the terms of the warrants and 247,480 shares for cash proceeds of $1,243,867). The options had exercise prices of $4.38 per share (222,964 gross shares), $5.47 per share (11,428 gross shares), $6.34 per share (22,857 gross shares) and $6.56 per share (47,374 gross shares). The aggregate intrinsic value of the options exercised was $920,201 for the nine months ended September 30, 2014.

As of September 30, 2014, there was $5,837,439 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.7 years, of which $42,260 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the nine months ended September 30, 2014 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2013	4,985,586	$6.47
Granted	965,520	7.77
Exercised	(304,623)	4.91
Forfeited	(1,065,099)	7.20
Outstanding, September 30, 2014	4,581,384	$6.68	8.0	$1,035,407

Exercisable, September 30, 2014	2,185,063	$5.41	6.9	$1,014,931

The following table presents information related to stock options at September 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
		Average
	Outstanding	Remaining	Exercisable
	Number of	Life in	Number of
Exercise Price	Options	Years	Options
$3.28	279,227	8.4	279,227
3.50	117,125	9.1	117,125
3.94	7,619	9.1	7,619
4.38	919,083	4.6	877,230
5.09	10,000	-	-
5.17	10,000	-	-
5.29	14,000	9.8	776
5.45	80,000	-	-
5.47	97,713	8.6	65,142
5.69	34,286	4.1	34,286
5.91	27,142	6.3	17,142
6.34	6,058	6.2	6,058
6.56	445,064	8.4	197,484
6.62	25,000	-	-
6.79	10,000	-	-
6.82	780,535	9.2	256,013
6.83	10,000	-	-
6.95	10,000	-	-
6.99	241,520	9.3	35,380
7.71	25,000	-	-
7.90	10,000	-	-
7.94	6,000	-	-
8.50	25,000	9.4	6,250
8.57	20,000	-	-
8.75	732,565	8.3	236,571
8.97	1,664	9.5	1,664
8.99	30,000	-	-
9.00	288,164	9.4	9,152
9.04	20,000	-	-
9.05	35,000	-	-
10.94	262,245	8.6	36,570
11.38	1,145	4.0	1,145
26.69	229	3.7	229
	4,581,384	6.9	2,185,063

10.	Related Party

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation for the nine months ended September 30, 2014.

11.	Concentration of Risk

Revenues for the three months ended September 30, 2014 and 2013, and accounts receivable as of September 30, 2014 from our largest customers, both contract manufacturing customers, were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2014	2013	September 30, 2014

A	22%	43%	24%
B	6%	21%	12%

Revenue for the nine months ended September 30, 2014 and 2013, were as follows:

	% of Total Revenue
Customer	2014	2013

A	31%	51%
B	8%	15%

12.	Fair Value Measurement

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

During the nine months ended September 30, 2014, warrants to purchase an aggregate of 82,971 shares of common stock were exercised. These warrants had an aggregate exercise date fair value of $672,632 which was credited to equity. The Company recorded a loss on the change in fair value of these warrant of $202,393 during the nine months ended September 30, 2014. The Company recomputed the fair value of these warrant using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.19%-1.22%, expected term of 3.78-3.81 years, and expected dividends of 0.00%.

On September 30, 2014, the Company recomputed the fair value of its remaining warrant liability as $280,157 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 100.56%, risk-free rate of 1.07%, expected term of 3.11 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $183,069 during the nine months ended September 30, 2014.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrant Liabilities
Beginning balance as of January 1, 2014	$933,465
Change in fair value of warrant liability	19,324
Value of warrants exercised	(672,632)
Ending balance as of September 30, 2014	$280,157

Contingent Consideration
Beginning balance as of January 1, 2014	$-
Fair value of contingent consideration	2,700,000
Change in fair value of contingent consideration	194,034
Ending balance as of September 30, 2014	$2,894,034

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$280,157
Contingent consideration	$-	$-	$2,894,034
Total liabilities	$-	$-	$3,174,191

	December 31, 2013
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$933,465
Total liabilities	$-	$-	$933,465

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

On May 5, 2014, we acquired Choice Therapeutics, Inc. a provider of innovative wound care products using proprietary Therabond 3D® Antimicrobial Barrier Systems, for aggregate consideration of approximately $2,000,000 in cash and 273,368 shares of our common stock. In addition, the acquisition agreement provides for contingent consideration of up to $5,000,000 payable in shares of common stock or cash, to be earned based upon revenues from the sale of certain Choice Therapeutics, Inc. products over the next three twelve month periods ending April 30, 2017.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Overview. For the three months ended September 30, 2014 and 2013, we had a net loss of $5,103,443 and $2,236,045, respectively, which was inclusive of non-cash stock-based compensation of $1,842,465 and $496,564, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales. Product revenue for the three months ended September 30, 2014 increased by $444,220, or 81%, compared to product revenue for the three months ended June 30, 2014.

Revenues, net. For the three months ended September 30, 2014 revenues increased by $1,055,855, or 241%, to $1,493,840 from $437,985 for the three months ended September 30, 2013.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Revenues
Contract manufacturing	$500,612	$373,710
Products	993,228	64,275
Total revenues, net	$1,493,840	$437,985

Our growth rates for the three months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014	2013

Revenue growth	$1,055,855	$64,195
% Growth over prior year	241.1%	17.2%

Comprised of:
% of organic growth*	109.3%	17.2%
% of acquisition growth**	131.8%	0.0%
	241.1%	17.2%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit (loss). Our gross profit was $578,029 for the three months ended September 30, 2014 compared to gross loss of $136,234 for the three months ended September 30, 2013.  The improved results for the three months ended September 30, 2014, as compared to 2013 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Cost of revenues
Stock-based compensation	$63,331	$-
Compensation and benefits	180,142	164,898
Depreciation and amortization	146,736	151,211
Materials	430,921	141,753
Equipment, production and other expenses	94,681	116,357
Total cost of revenues	$915,811	$574,219

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$1,779,134	$496,564
Compensation and benefits	1,733,641	616,993
Marketing	202,313	156,927
Royalty fees	114,087	50,000
Other expenses	1,651,205	775,442
Total selling, general and administrative expenses	$5,480,380	$2,095,926

Selling, general and administrative expenses increased by $3,384,454, to $5,480,380 for the three months ended September 30, 2014, as compared to $2,095,926 for the three months ended September 30, 2013.

Stock-based compensation increased by $1,282,570, to $1,779,134 for the three months ended September 30, 2014, as compared to $496,564 for the three months ended September 30, 2013.  Compensation and benefits increased by $1,116,648, to $1,733,641 for the three months ended September 30, 2014, as compared to $616,993 for the three months ended September 30, 2013.  The increase in both stock-based compensation and compensation and benefits was due to the hiring of executive officers, various senior sales and marketing executives, and a direct sales force. We expect our stock-based compensation expense to decrease in future quarters.

Other selling, general and administrative expenses increased by $875,763, to $1,651,205 for the three months ended September 30, 2014, as compared to $775,442 for the three months ended September 30, 2013. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel and professional fees such as legal and accounting expenses. These costs were largely driven by the recruitment of our direct sales force and other corporate employees to support our anticipated growth, as well an increase in business development and selling, general and administrative expenses for our newly acquired subsidiary, Choice Therapeutics.

Acquisition-related expenses. During the three months ended September 30, 2014, we incurred acquisition-related costs of $61,330 in connection with due diligence, professional fees, and other expenses related to the acquisition of Choice Therapeutics. Additionally, we adjusted the fair value of our acquisition-related contingent consideration liability by $194,034.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Overview. For the nine months ended September 30, 2014 and 2013, we had a net loss of $20,093,834 and $7,029,224, respectively, which was inclusive of non-cash stock-based compensation of $9,018,264 and $2,898,132, respectively.

Revenues, net. For the nine months ended September 30, 2014 revenues increased by $1,792,952, or 135%, to $3,121,863 from $1,328,911 for the nine months ended September 30, 2013.   The increase in our overall revenue was primarily due to an increase in product sales. We expect our future growth to consist of both organic and acquisition growth from product sales.

The components of revenue were as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Revenues
Contract manufacturing	$1,467,322	$1,256,090
Products	1,654,541	72,821
Total revenues, net	$3,121,863	$1,328,911

Our growth rates for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013

Revenue growth	$1,792,952	$500,651
% Growth over prior year	134.9%	60.4%

Comprised of:
% of organic growth*	67.2%	60.4%
% of acquisition growth**	67.7%	0.0%
	134.9%	60.4%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit (loss). Our gross profit was $737,638 for the nine months ended September 30, 2014 compared to gross loss of $178,158 for the nine months ended September 30, 2013.  The improved results for the nine months ended September 30, 2014, as compared to 2013 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Cost of revenues
Stock-based compensation	$143,184	$-
Compensation and benefits	511,556	376,809
Depreciation and amortization	440,209	450,346
Materials	985,163	344,721
Equipment, production and other expenses	304,113	335,193
Total cost of revenues	$2,384,225	$1,507,069

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$8,875,080	$2,898,132
Compensation and benefits	5,132,438	1,566,573
Marketing	1,134,105	272,264
Royalty fees	316,588	150,000
Other expenses	4,624,804	1,645,185
Total selling, general and administrative expenses	$20,083,015	$6,532,154

Selling, general and administrative expenses increased $13,550,861 to $20,083,015 for the nine months ended September 30, 2014, as compared to $6,532,154 for the nine months ended September 30, 2013.

Stock-based compensation increased by $5,976,948, to $8,875,080 for the nine months ended September 30, 2014, as compared to $2,898,132 for the nine months ended September 30, 2013.  Stock-based compensation for the nine months ended September 30, 2014 was favorably impacted by the forfeiture of stock options of a consultant resulting in a reversal of expense of $396,612. Compensation and benefits increased $3,565,865 to $5,132,438 for the nine months ended September 30, 2014, as compared to $1,566,573 for the nine months ended September 30, 2013.  The increase in both stock-based compensation and compensation and benefits was due to the hiring of executive officers, various senior sales and marketing executives, and a direct sales force. We expect our stock-based compensation expense to decrease in future periods.

 Marketing expenses increased by $861,841 to $1,134,105 for the nine months ended September 30, 2014, as compared to $272,264 for the nine months ended September 30, 2013. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, and market research. Also included in the nine months ended September 30, 2014 are marketing expenses associated with the launch of our Biovance product and products acquired in our acquisition of Choice Therapeutics.

Other selling, general and administrative expenses increased by $2,979,619 to $4,624,804 for the nine months ended September 30, 2014, as compared to $1,645,185 for the nine months ended September 30, 2013.  Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel and professional fees such as legal and accounting expenses. These costs were largely driven by the recruitment of our direct sales force and other corporate employees to support our anticipated growth, as well an increase in business development and selling, general and administrative expenses for our newly acquired subsidiary, Choice Therapeutics.

Acquisition-related expenses. During the nine month ended September 30, 2014, we incurred acquisition-related costs of $546,970 in connection with due diligence, professional fees, and other expenses related to the acquisition of Choice Therapeutics. Additionally, we adjusted the fair value of our acquisition-related contingent consideration liability by $194,034.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents totaling $19,887,588 compared to $12,100,544 at December 31, 2013.  The increase was largely attributable to net financing proceeds of $14,372,503, proceeds from the exercise of stock options and warrants totaling $6,469,454 offset by cash used in operating activities of $10,179,506 during the nine months ended September 30, 2014.

Net cash flow used in operating activities was $10,179,506 and $3,131,493 for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to an increase in net loss excluding stock compensation and other non-cash items of $10,154,330.

Net cash used in investing activities was $2,306,122 for the nine months ended September 30, 2014 compared to no cash used in investing activities in the nine months ended September 30, 2013. Cash used in investing activities included our acquisition of Choice Therapeutics for approximately $2.0 million, net of cash acquired. Also contributing to the increase were cash payments related to the purchase of distributions rights for Sorbion products of $300,000.

Net cash flow generated from financing activities was $20,272,672 for the nine months ended September 30, 2014, compared to cash flow generated from financing activities of $3,291,293 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received proceeds from stock option and warrant exercises of $6,469,454 and $14,372,503 of proceeds from the issuance of common stock. This was offset by the payment of withholding taxes related to stock-based compensation of $569,285. During the nine months ended September 30, 2013, we received proceeds from the issuance of common stock of $3,291,293.

At September 30, 2014, current assets totaled $22,015,944 and current liabilities totaled $3,255,645, as compared to current assets totaling $12,847,234 and current liabilities totaling $3,353,464 at December 31, 2013. As a result, we had working capital of $18,760,299 at September 30, 2014 compared to working capital of $9,493,770 at December 31, 2013.

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

In order to complete our future growth strategy, including the expanding of our product offering, we will require additional equity and/or debt financing. On August 5, 2014, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission ("SEC"). The shelf statement was declared effective by the SEC on September 25, 2014. This registration statement will enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the legal proceeding that we previously discussed in Part II, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2014 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended September 30, 2014:

Issuer's Purchases of Equity Securities
Total number of
			shares (or units) purchased	Maximum number (or approximate dollar value) of
	Total number of		as part of publicly	shares (or units) that may
	shares (or units)	Average price paid	announced plans or	yet be purchased under the
Period	purchased(1)	per share (or unit)(2)	programs	plans or programs
7/1/2014 to 7/31/2014	20,367	$5.74	-	-
8/1/2014 to 8/31/2014	-	-	-	-
9/1/2014 to 9/30/2014	-	-	-	-
Total	20,367	$5.74	-	-

(1) Includes 20,367 shares of our common stock surrendered by David Johnson in connection with the vesting of restricted stock on July 1, 2014.

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

ALLIQUA BIOMEDICAL, INC.

Date: November 5, 2014	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Office
(Principal Executive Officer)

	By:	/s/ Brian Posner
	Name:	Brian Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 11, 2014.

3.2	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 11, 2014.

3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on June 11, 2014.

10.1*^	First Amendment to License, Marketing and Development Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”).

10.2*^	Second Amendment to Supply Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a CCT.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Annual Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

