Form 10-K
period 2014-12-31
Alliqua BioMedical, Inc.
filed 2015-02-24
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2014 was $69,113,220. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 17, 2015 was 16,825,095 shares.

ALLIQUA BIOMEDICAL, INC.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	inadequate capital;

●	loss or retirement of key executives;

●	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

●	an unfavorable decision on product reimbursement;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	risks of mergers and acquisitions including the potential occurrence of an event, change or other circumstance that could give rise to the termination of a transaction, the inability to complete transactions due to the failure to satisfy the conditions to closing, including the receipt of regulatory and stockholder approvals, the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	price increases for supplies and components; and

●	the inability to carry out research, development and commercialization plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Report. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Our Company

We were originally formed in 1997 under the name Zeta Corporation. On April 17, 2003, we changed our name to Hepalife Technologies, Inc. and, on December 20, 2010, we changed our name to Alliqua, Inc. On May 5, 2014 we acquired Choice Therapeutics, Inc. (“Choice”), a privately held wound care company. We operate through the following wholly-owned subsidiaries: AquaMed Technologies, Inc. (“AquaMed Technologies”) and Choice.

On June 5, 2014, our shareholders approved an agreement and plan of merger between us and our wholly-owned Delaware subsidiary, Alliqua BioMedical, Inc., pursuant to which we merged with and into Alliqua BioMedical, Inc. for the sole purpose of changing our name to Alliqua BioMedical, Inc. and state of domicile from Florida to Delaware.

Recent Events

On February 2, 2015, we entered into an Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”) with ALQA Cedar, Inc., our wholly-owned subsidiary (“Merger Sub”), Celleration, Inc. (“Celleration”) and certain representatives of the Celleration stockholders, which provides for, among other things, the merger of Celleration with and into Merger Sub, with Merger Sub continuing as the surviving corporation on the terms and conditions set forth in the Merger Agreement.

Celleration focuses on developing and commercializing therapeutic ultrasound healing technologies, including the MIST Therapy System® and UltraMIST®, which deliver noncontact low-frequency, low-intensity ultrasound to the wound bed through a saline mist.

If the merger is completed, holders of outstanding shares of Celleration common stock, holders of Celleration Series AA preferred stock and holders of in the money Celleration stock options and warrants (collectively referred to herein as the “Celleration equity holders”) will initially receive at closing, a pro rata portion of an aggregate purchase price of $30,415,000, payable in equal amounts of cash and shares of our common stock, subject to certain adjustments and escrow holdbacks. In addition, the Celleration equity holders will have the right to receive certain future contingent payments subject to the terms and conditions set forth in the Merger Agreement. The merger is expected to close during the second quarter of 2015, subject to the receipt of any required approvals and the satisfaction or waiver of the conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of the parties could require the parties to complete the merger at a later time or not complete it at all.

Description of Business

Products and Services

We are developing a suite of advanced wound care solutions that we believe will enable surgeons, clinicians, and wound care practitioners to address the challenges presented by chronic and acute wounds. We are building this portfolio through targeted acquisitions and through a distribution agreement with Sorbion GmbH & Co. KG and a license agreement with Celgene Cellular Therapeutics, a subsidiary of Celgene Corporation. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. We also market two proprietary hydrogels primarily to the wound care segment of the health care industry.

Our commercial wound care portfolio currently consists of four product categories: Human Biologics; Antimicrobial Protection; Exudate Management; and Contract Manufacturing.

Human Biologics

On November 14, 2013 we entered into a license, marketing and development agreement with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation, pursuant to which CCT granted us an exclusive, royalty-bearing license in its intellectual property related to certain placental based products, including the wound care products Extracellular Matrix (“ECM”), a suite of advanced wound management products made from extracellular matrix derived from the human placenta and Biovance®, a decellularized and dehydrated allograft produced from human amniotic membrane for the management of non-infected partial- and full-thickness wounds. The license agreement permits us to commercialize ECM and Biovance in the United States. The development and application of the intellectual property covered under the license agreement will be managed by a joint steering committee, composed of members of our Company and CCT. We pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. On September 30, 2014 we and CCT amended the license agreement and received the right to market Biovance for podiatric and orthopedic applications. The amended license agreement also amends certain terms and the related schedule for milestone payments to CCT.

On November 14, 2013, we also entered into a supply agreement with CCT, pursuant to which CCT will supply us with our entire requirement of Biovance for distribution and sale in the United States. On April 10, 2014 we and CCT entered into an amendment to the Biovance supply agreement in order to amend the pricing schedule. On April 10, 2014, we and CCT entered into a supply agreement for ECMs, on substantially the same terms as the supply agreement for Biovance. On April 23, 2014 we initiated our sales and marketing efforts for Biovance at the Spring 2014 Symposium on Advanced Wound Care.

Biovance is commercially available under Section 361 of the Public Health Service Act, which allows “minimally manipulated” human cells, tissues, and cellular and tissue-based products (HCT/Ps) to be marketed in the United States without pre-market Food and Drug Administration (“FDA”) approval (also called a ‘361 product). Biovance is derived from the placenta of normal, full-term pregnancies, therefore it is natural human tissue that contains collagen, fibronectin, and other proteins and nutrients that are essential to support wound healing. Additionally, no cells are contained in the finished product (Biovance is decellularized), which is different from other placenta-based wound care products, and this decellularization can reduce irritation and inflammation that can hamper complete wound closure. The extracellular matrix composition of Biovance forms a natural scaffold within the wound bed, which serves as a platform that is attractive to the body’s own cells which, once attached, release growth factors to signal additional components required for proper wound closure. Biovance is intended for use as a biological tissue graft for the repair of non-infected damaged tissue. It is intended for application to open traumatic wounds, complex wounds such as burns, open surgical wounds, Mohs procedure (microscopically controlled surgery for skin cancer), and chronic wounds such as diabetic, venous, arterial, pressure and other ulcers. Biovance may also be used for wounds with exposed tendon, muscle, bone or other vital structures.

While Biovance is made from amniotic membrane, products that will come from CCT’s ECM platform are derived from whole placenta, which we believe will enable greater supply, greater ease of manufacture, a lower cost of goods, and most importantly, the ability to manufacture various product “forms”, which can be more versatile than tissue-based (or ‘361) products. We expect to obtain clearance from the FDA of the ECM product line using the 510(k) medical device regulatory route in 2015, with the first of such wound care solutions entering the market after regulatory approval is obtained. CCT’s proprietary manufacturing process for its ECM-based products results in a paste-like raw material that can be finished into sheets with various shapes, sizes, and thicknesses, a powder, or a flowable matrix configuration. These different product forms can be clinically useful given the different types of wounds and different wound conditions (especially larger, deeper, and/or tunneling wounds). This next-generation line of placenta-based products is intended to address a broad range of wound types and topical wound conditions that are larger and more complex than those currently treated by Biovance.

ECM products are rich in collagen and elastin, and while they do not contain all of the components of amniotic membrane (there is little to no fibronectin or laminin), they still provide the scaffold and key nutrients needed by the body for wound healing.

Key attributes anticipated for the ECM product line include:

• they can be used off the shelf, with little to no preparation;

• no special storage condition is required;

• there is potential for large sheets (coverage of large wounds);

• no specific product orientation is required for graft placement;

• no removal required, integrates into the wound; and

• may expect more functional quality of healed tissue, e.g., limiting burn injury progression, return of appropriate pigmentation, hair growth, minimal scarring.

Antimicrobial Protection

In July 2012, we began to market two proprietary products, SilverSeal, a hydrogel wound dressing with silver coated fibers, and Hydress, an over-the-counter hydrogel wound dressing. Our SilverSeal dressing is available in two sizes and our Hydress dressing is available in one size. Both types of dressing are used to provide and maintain a moist wound environment. The benefits of these products include reduced pain, greater speed of healing and increased absorption of exudate (fluid that filters from the circulatory system into lesions or areas of inflammation). SilverSeal dressings also provide an antimicrobial barrier. Silver based wound dressings are becoming increasingly prevalent in wound care due to the recent increase of antibiotic-resistant bacteria such as methicillin-resistant Staphylococcus aureus, commonly known as MRSA.

In July 2013, we announced the results from a post-marketing study to assess surgical wound outcomes in patients who have undergone foot and ankle surgery. In this study, our SilverSeal dressing was shown to have a lower incidence of incision complications, including infection, and a greater reduction in scar length compared to standard petroleum-based dressing. In this study, patients who had undergone ankle and foot (including forefoot, midfoot or hindfoot) surgery were randomized to receive either SilverSeal or a standard petroleum-based dressing. Patients were monitored for three months following surgery to assess the degree of scarring and the incidence of incision complications such as superficial or deep infections or wound rupture, along the surgical suture. Of the nine incision complications observed, eight occurred in patients using the petroleum-based dressing and only one in those using SilverSeal (p=0.03). The p-value is the percentage chance that the results of a statistical nature are due to random error. Length of post-surgical scarring was also reduced to a greater extent in patients using SilverSeal compared to those with a standard petroleum-based dressing. Additional studies may be necessary to further investigate these potentially favorable results.

On May 5, 2014 we acquired all outstanding equity interest of Choice, a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems (“TheraBond”). The TheraBond product line includes contact dressings, island dressings and wraps. Based on a proprietary and patented manufacturing process, silver is bonded to the entire surface of all fibers of the TheraBond dressing. When the TheraBond products are placed on the wound, bioactive ionic silver is released at a controlled rate. Used largely in burn care, we believe TheraBond promotes an optimal wound healing environment by creating an antimicrobial barrier that helps protect against infection. With its one-piece construction and unique struts between the contact and outer layers, TheraBond enables efficient transfer of fluid and exudate away from the wound and into an absorptive outer dressing, while providing rapid, sustained antimicrobial protection.

Exudate Management

In September 2013, we entered into a long-term agreement with Sorbion GmbH & Co. KG (“Sorbion”) to distribute the sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings. We have the exclusive rights to sell these products throughout all of the Americas. In September 2013, we also entered into an agreement with Carolon Company (“Carolon”) pursuant to which, among other things, Carolon transferred certain assets related to sorbion sachet products to us, including its saleable inventory, customer information, sales and training materials, customer orders and certain sales force members.

Intended for wound bed preparation (a comprehensive approach to removing barriers to healing and stimulating the healing process), sorbion sachet S is indicated as a primary dressing for moderately to highly exudating wounds such as surgical wounds, venous leg ulcers and diabetic ulcers. It assists in the removal of slough (dead skin tissue) and toxins, and locks bacteria into the dressing. Sorbion sachet S’s hydration response technology combines mechanically modified cellulose fibers with gelling agents; the close interaction of the two components allows for active regulation of the wound climate.

Sorbion sana is indicated as a primary wound dressing and provides another form of wound treatment. It maintains a wound climate which supports healing, supports granulation (the formation of a new connective tissue and tiny blood vessels on the surface of a wound) by protecting tissue and offers a reduction in pain during dressing changes. Sorbion sana consists of an absorbent core with hydration response technology and a three-dimensional outer cover made of polyethylene. Selected materials and an optimized manufacturing process allow the avoidance of glues and adhesives, making the sorbion sana dressings less likely to cause an allergic reaction.

Contract Manufacturing

In connection with our legacy contract manufacturing business we develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of only two known manufacturers of high performance gels in the world. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in selection of liners onto which the gels are coated. Consequently, our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Planned Products and Services

We intend to continue to expand our existing product offerings largely through licensing of products and acquisitions. We believe that our management team will be able to successfully integrate and leverage acquired products so we will have a more comprehensive suite of wound care products. We believe acquiring a product with established sales channels would also help us market our existing products. In evaluating potential acquisition targets, we are looking for technology platforms which enhance our current products, have revenue associated with the technology where possible, and have a strong value proposition in today’s health care climate. In addition to expanding our product offerings through licenses and acquisitions, we also intend to modify our existing products through both improvements and the expansion of customer options (e.g. improvements to our liner and additional offerings in different sizes and shapes). Because our products, with the exception of the ECM suite, are already cleared by the FDA, we believe that these types of modifications can be made with minor regulatory delay. We believe that these improvements and additional options will enhance our reputation and potentially attract new customers.

On February 2, 2015, we announced that we signed the Merger agreement to acquire Celleration. Celleration’s MIST Therapy System therapeutic ultrasound platform is used for the treatment of acute and chronic wounds. Celleration’s MIST Therapy System is an FDA 501(k) cleared device that uses painless, noncontact low-frequency ultrasound to stimulate cells below the wound bed in order to promote the healing process.

Industry and Markets

According to a study by the medical market research firm Kalorama Information (“Wound Care Markets 2012”), the global market for wound care management products, which had revenues of approximately $16 billion in 2011, is expected to grow to $23 billion by 2016, which is a compound annual growth rate of 9.5% for 2011 to 2016. Growth in the worldwide wound care market will likely come from new therapies that result in decreasing healing times and subsequent cost savings and a growing focus on special populations such as diabetics and the obese. New emerging markets in countries such as China, Brazil, and India are also a major driving force behind the expected growth in the global wound care market.

We intend to target five specific markets within the wound care industry:

●	Diabetic Ulcers. According to the National Diabetes Clearinghouse (“National Diabetes Fact Sheet, 2011” available at www.cdc.gov), there are over 25.8 million diabetics in the U.S., or more than 8.3% of the U.S. population. Almost 11 million people over the age of 65 are diabetic, which equates to almost 27% of all people in this age group. Furthermore, more than 60% of nontraumatic lower-limb amputations occur in people with diabetes. A study published by Wild, et. al. (Diabetes Care, May 2004) estimates that the worldwide number of diabetics is projected to be 366 million people by the year 2030. Boulton, et. al. (“Neuropathic Diabetic Foot Ulcers,” New England Journal of Medicine, July 2004) reported that diabetic foot ulcers (DFUs) develop in approximately 15% of patients with diabetes and precede 84% of all diabetes-related lower leg amputations. We believe that our wound care products can aid in the healing of these diabetic foot ulcers, thereby lessening the need for amputation.

●	Pressure Ulcers. Dorner, et. al. (“The Role of Nutrition in Pressure Ulcer Prevention and Treatment,” The National Pressure Ulcer Advisory Panel, 2009) stated that according to The Joint Commission, more than 2.5 million patients in U.S. acute-care facilities suffer from pressure ulcers. Dorner, et. al. also stated that the prevalence of pressure ulcers in the U.S. is widespread in all settings, with estimates of 10% to 18% in acute care and 2.3% to 28% in long-term care. The study further noted that these pressure ulcers can reduce overall quality of life and may also contribute to premature mortality in some patients, therefore any intervention that may help to prevent or treat them once they occur is important to reduce the cost of pressure ulcer care and improve the quality of life for affected individuals. Park-Lee, et. al. (“Pressure Ulcers Among Nursing Home Residents: United States, 2004,” The National Center for Health Statistics Data Brief, No. 14, February 2009) reported that 35% of nursing home residents with stage 2 or higher pressure ulcers received special wound care by specially trained professionals. We believe that our wound care products can aid in the treatment of pressure sores and ulcers, thereby increasing quality of life and decreasing the amount of time spent in wound care facilities.

●	Venous Stasis Ulcers. These wounds are believed to occur due to improper functioning of venous valves, usually of the legs. According to the University of Washington Medical Center (available at www.uwmedicine.org/health-library/Pages/venous-stasis-ulcers.aspx), the main risk of venous stasis ulcers is the spread of infection from a persistent wound. Failure to address the condition appropriately could ultimately result in limb loss. As these ulcers are typically small, they are often undertreated, which leads to larger ulcers which require more complex treatments. Brem, et. al. (“Protocol for the Successful Treatment of Venous Ulcers,” American Journal of Surgery, July 2004) reported in one study that up to 48% of venous ulcers had recurred by the fifth year after healing. These often chronic ulcers affect up to 2.5 million U.S. citizens annually. We believe that our wound care products can aid in the treatment of venous stasis ulcers and increase the quality of life for those affected.

●	Post-Surgical Dressings. The study entitled “Number, Rate, and Standard Error of All Listed Surgical and Non-surgical Procedures for Discharges from Short-stay Hospitals, by Selected Procedure Categories: United States, 2009” (Centers for Disease Control and Prevention) reported that in 2009, an estimated 29 million surgical procedures were performed in the U.S. The New York Times (Sack, “Hospital Infection Problem Persists,” The New York Times, April 13, 2010) cited a report from the Agency for Healthcare Research and Quality in 2010 that the problem of hospital-acquired infections (“HAIs”) contributes to an estimated 100,000 deaths annually and concluded that the problem merited “urgent attention”. We believe that our wound care products can aid in the prevention of HAIs. In July 2013, we announced the results from a post-marketing study to assess surgical wound outcomes in patients who have undergone foot and ankle surgery. In this study, our SilverSeal dressing was shown to have a lower level of incision complications, including infection, and a greater reduction in scar length compared to standard petroleum-based dressings.

●	Burns. According to the American Burn Association (“Burn Incidence and Treatment in the United States: 2013 Fact Sheet,” available at www.ameriburn.org/resources_factsheet.php), an estimated 450,000 people with burn injuries receive medical treatment on an annual basis. If the burn is second degree or worse, medical attention may be required to reduce the risk of infection, dehydration and other potentially serious consequences. If the burn does result in hospitalization, we believe that our wound care products will benefit the healing process for the patient.

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

As of December 31, 2014, we had a direct sales force comprised of more than 25 employees who have a background in the wound care industry. Additionally, we have developed an independent network of agents to sell our wound care products through our extensive channel reach through a network of distributors. We expect to make additional hires to the salesforce to support the achievement of our sales goals. The increase to the salesforce is also expected to be augmented by some of our target acquisitions. In addition, we have assembled a Medical Advisory Board to help us target improvements and new applications for our products and assist in our marketing efforts. We also market our advanced wound care products at conferences, trade shows and other educational events.

Customers

For the year ended December 31, 2014, one customer accounted for approximately 23% of our revenue. For the year ended December 31, 2013, two customers accounted for approximately 67% of our revenue, with one customer accounting for 51% and the other 16%. These customers are both medical device manufacturers and consumers of our contract manufacturing products. The decrease in this concentration is due to an increase in product revenue, which is consistent with our strategy. We expect that as revenues from the sales of our proprietary wound dressings increase, this concentration will continue to abate in 2015.

Proprietary Hydrogel Technologies and Manufacturing

Hydrogels are manufactured by introducing a hydrophilic polymer into water to create a feed mix. The hydrophilic polymer has a tendency to mix with or dissolve in water. The feed mix is then coated onto a liner and exposed to radiation. The polymers we use, when exposed to radiation, cross-link faster than they degrade, creating a matrix that gives the gels a solid form. Active ingredients such as prescription or over-the-counter medication, skin care or wound-healing ingredients or other materials can be added before or after cross-linking. Materials that do not survive the irradiation process, or are modified by such process, are added after the cross-linking process is completed. Once the products have been mixed and cross-linked, they form sheets that can either be delivered directly to customers or first cut and shaped according to customer or our specifications, as appropriate. We believe that many of the processes described above are proprietary to us and provide us with competitive advantages, including our production of a high quality product and our increased ability to customize products for customers.

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

Competition

There are several established silver-based wound dressings and other products which are already in the marketplace that compete with SilverSeal and Therabond. These include Acticoat (sold by Smith & Nephew), Aquacel Ag (sold by ConvaTec), and Silvercel (sold by Acelity). We believe that our low cost of sales will enable us to capture market share from our competitors.

Leading competitors in the tissue-based wound care area that will compete with our Biovance and ECM products include companies such as Smith and Nephew, MiMedx Group, LLC, Organogenesis, Derma Sciences and Osiris. As the tissue-based wound care market expands, we believe our partnership with CCT for placenta-derived treatments will help grow the market overall.

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

Our main competitor in the high performance gel industry is Covidien plc. We believe that we are able to compete effectively with Covidien plc, primarily due to our proprietary manufacturing methods. In addition, our smaller size, as compared to Covidien plc, allows us to provide greater individualized service to our customers and make decisions as a company more quickly and efficiently. In the general hydrogel market, there are other companies producing hydrogel products that are larger than us, with greater knowledge and resources than we have. We believe that we are competitive on the basis of our low cost and high quality, as well as the other factors described above. There are manufacturers in Asia who offer similar low-cost solutions; however we believe that the quality of our product is superior.

Sources and Availability of Raw Materials; Principal Suppliers

In general, raw materials essential to our businesses are readily available from multiple sources. For reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. Our policy is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time.

The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of hydrogels.

Carolina Silver is the principal manufacturer utilized in production of our TheraBond dressings. Carolina Silver utilizes a proprietary and patented manufacturing process. Although we have not experienced significant production delays attributable to supply changes, we believe that developing alternative sources of supply used to make Therabond would be difficult over a short period of time.

Under our distribution agreement with Sorbion and our supply agreements with CCT, we receive finished goods from these parties.

Because we have no direct control over these suppliers, interruptions or delays in the products and services provided by these parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary products or raw materials, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, or be unable to sell the applicable products, all of which could have a significant adverse impact on our revenue.

Other than as discussed above, we believe that, due to the size and scale of production of our suppliers, there should be adequate supply of raw materials from our manufacturers.

Patents, Proprietary Rights and Trademarks

We own or license a number of trademarks covering the Company and its products. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position.

Our subsidiary, Alliqua Biomedical SUB, Inc., has an exclusive worldwide license to use Noble Fiber Technologies, LLC’s silver coated fibers marketed under the trademarks X-Static® and SilverSeal® in Alliqua Biomedical SUB, Inc.’s manufacture, sale, use and distribution of Hydrogel Wound Dressing identified in 510(k) K040019 and Hydrocolloid Wound Dressing identified in 510(k) K033900. We have an exclusive license until July 2021, which can be extended for consecutive renewal periods of two years after the initial term.

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

Government Regulation

Product Regulation. Under the Federal Food, Drug and Cosmetic Act, medical devices are classified by the FDA into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. While some applications of hydrogels fall under the jurisdiction of the FDA, hydrogels are generally classified as Class I exempt devices and the majority of the hydrogel products that we manufacture are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements. To the extent that any FDA regulatory submissions are required, we will be required to file these submissions and maintain all appropriate documentation. With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21 CFR 820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. Currently, hydrogels are sold as component parts to various medical device/cosmetic manufacturers.

We believe that a number of products that our partners are developing will be classified as either Class I or Class II medical devices. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Most Class II devices require pre-market clearance by the FDA through the 510(k) pre-market notification process. When a 510(k) is required, the manufacturer must submit to the FDA a pre-market notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer.

The FDA has broad post-market regulatory and enforcement powers with respect to medical devices, similar to those for pharmaceutical products. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.

If there are any modifications to an approved device such as our Hydrogel Wound Dressing identified in 510(k) K040019 and Hydrocolloid Wound Dressing identified in 510(k) K033900, including changes in indication, manufacturing process or labeling or a change in a manufacturing facility, an applicant must notify the FDA, and in many cases, approval for such changes must be submitted to the FDA. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements. These regulations include standards or restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities and off-label promotion. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in enforcement action, including the issuance of warning letters directing entities to correct deviations from FDA regulations and civil and criminal investigations and prosecutions. These activities could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Quality Assurance Requirements. The FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs and medical devices conform with current good manufacturing practices. The current good manufacturing practices regulations the FDA enforces are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, insofar as they bear upon whether drugs meet all the identity, strength, quality and purity characteristics required of them. The current good manufacturing practices regulations for devices, called the Quality System Regulation, are also comprehensive and cover all aspects of device manufacture, from pre-production design validation to installation and servicing, insofar as they bear upon the safe and effective use of the device and whether the device otherwise meets the requirements of the Federal Food, Drug and Cosmetic Act. To assure compliance requires a continuous commitment of time, money and effort in all operational areas.

The FDA also conducts periodic inspections of drug and device facilities to assess their current good manufacturing practices status. If the FDA were to find serious non-compliant manufacturing practices during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition and cash flows. With respect to domestic establishments, the FDA could initiate product seizures or in some instances require product recalls and seek to enjoin a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with current good manufacturing practices requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an “unacceptable supplier”, thereby disqualifying that company from selling products to federal agencies.

We believe that we and our suppliers and outside manufacturers are currently in compliance with current good manufacturing practices requirements. We are currently registered as a device manufacturer and human tissue distributor with the FDA and we intend to register as a drug facility with the FDA when we are required to do so.

Reimbursement Legislation. Reimbursement legislation, such as Medicaid, Medicare, and other programs, govern reimbursement levels. All pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. Generic drug manufacturers currently rebate an applicable percentage of the calculated average manufacturer price marketed under abbreviated new drug applications. We believe that the federal and state governments may continue to enact measures in the future aimed at reducing the cost of drugs and devices to the public. We cannot predict the nature of such measures or their impact on our profitability.

In early 2012, we received from the Pricing, Data, Analysis, and Coding contractor for the Centers for Medicare and Medicaid Services (“CMS”), the Healthcare Common Procedural Coding System, or HCPCS, codes, for use when billing for our silver based antimicrobial hydrogel dressings. HCPCS was established in 1978 to provide a standardized coding system for describing the specific items and services provided in the delivery of health care. HCPCS codes are used by Medicare and monitored by the CMS. They are based on the Current Procedural Technology codes developed by the American Medical Association. We believe that these codes will facilitate reimbursement for the use of our dressings in Medicare patients with applicable wounds.

Biovance is currently marketed in hospitals where Diagnosis Related Group Procedures are performed, and in the Veteran’s Affairs health system. Providers of outpatient services will be reimbursed for Biovance by Medicare. On October 31, 2014, Biovance was assigned a new and unique, Level II Healthcare Common Procedure Coding System product reimbursement Q code (Q4154) by CMS. The new reimbursement code took effect on January 1, 2015. We are currently pursuing reimbursement coverage for Biovance from the Medicare Reimbursement Contractors, so we can sell Biovance in outpatient markets.

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

Federal and State Anti-kickback, Self-referral, False Claims and Similar Laws. Our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to claims that the relevant law has been violated. Certain states have similar fraud and abuse laws, imposing substantial penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We believe that we are currently compliant with applicable anti-kickback, self-referral, false claims in all material respects.

Research and Development Costs

For the fiscal year ended December 31, 2014, we incurred no research and development costs. For the fiscal year ended December 31, 2013, we incurred research and development costs totaling $63,204. We bear our own research and development costs and do not directly pass along our research and development costs to our customers; however, we build any research and development costs into the pricing structure of our products.

We intend to commit capital resources to research and development only as our cash resources allow. We have incurred all cost associated with the launch of our proprietary products and will only require research and development expenses for product enhancements and modifications, which we do not expect to be significant.

Employees

As of December 31, 2014 we had 47 full-time employees. Of these employees, 35 are involved with finance, sales, marketing, and administration and 12 are involved with manufacturing, clinical and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

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

We have yet to establish any history of profitable operations. We have incurred annual net losses of $25,445,435 and $21,976,882, respectively, during the years ended December 31, 2014 and 2013. As of December 31, 2014, we had an accumulated deficit of $70,042,714. We expect to incur additional operating losses for the foreseeable future. Although we expect sales and order backlogs to increase in 2015 from our existing product offerings, there can be no assurance that we will be able to achieve these revenues throughout the year or be profitable in the future.

We will require additional capital in order to execute the longer term aspects of our business plan.

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, the hiring and training of sales agents and personnel, marketing costs, the purchasing of inventory, the billing and collection of revenue, the conducting of a post marketing clinical trial for Biovance, and diligence costs related to merger and acquisition activities, we expect to have a net cash outflow from operating activities and revenues from sales brought in as a result of these expenditures. Future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, risks from competitors, regulatory approval of our new products, technological change, and dependence on key personnel.

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

There is no assurance when or if the merger will be completed and, even if the merger is successfully completed, the anticipated benefits to our stockholders may not be realized.

On February 2, 2015, we entered into the Merger Agreement, pursuant to which Celleration agreed to merge with and into Merger Sub, our wholly owned subsidiary. Completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including without limitation the approval of the Merger Agreement by Celleration stockholders and the approval of the issuance of our common stock in the merger by our stockholders. There can be no assurance that we or Celleration will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. The conditions to the proposed merger could prevent or delay the completion of the transaction. If the merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the merger and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger. In addition, the parties can agree at any time to terminate the Merger Agreement, even if Celleration stockholders have already adopted the Merger Agreement and thereby approved the merger and the other transactions contemplated by the Merger Agreement. Alliqua and Celleration can also terminate the Merger Agreement under other specified circumstances.

If the merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the merger, including without limitation the following:

•	the requirement, under certain circumstances, to pay to Celleration a reverse termination fee equal to $3 million less any amount previously loaned to Celleration (if any);

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the merger;

•	reputational harm due to the adverse perception of any failure to successfully complete the merger; and

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees.

If the merger is not completed, these risks could materially affect the market price of our common stock and our future business and financial results.

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

As part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. Such acquisitions could reduce shareholders’ ownership, cause us to incur debt, expose us to liabilities and result in amortization expenses related to intangible assets with definite lives. In addition, acquisitions involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets with which we have limited experience or where distribution alliances with experienced distributors are not available. Our future profitability may depend in part upon our ability to further develop our resources to adapt to these new products or business areas and to identify and enter into satisfactory distribution networks. Moreover, we may fail to realize the anticipated benefits of any acquisition as rapidly as expected or at all, or the acquired business may not perform in accordance with our expectations. We may also incur significant expenditures in anticipation of an acquisition that is never realized. There can be no assurance that difficulties encountered in connection with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

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

Historically, our contract manufacturing business has generated most of our revenue, and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2014, one customer accounted for approximately 23% of our revenue. For the year ended December 31, 2013, two customers accounted for approximately 67% of our revenue, with one customer accounting for 51% and the other 16%. These customers are both medical device manufacturers and consumers of our contract manufacturing products. The decrease in this concentration is due to an increase in product revenue, which is consistent with our strategy. We expect that as revenues from the sales of our proprietary wound dressings increase, this concentration will continue to abate in 2015. The loss of any of our significant customers would have a significant negative effect on our overall operations.

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

If we do not accurately predict our operating expenses, we may not allocate resources appropriately, which could lead to cash shortfalls and force us to seek additional capital or curtail other projects or initiatives, all of which could have a significant negative effect on our business, results of operations and financial condition.

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

Our competitors enjoy several competitive advantages over us, including some or all of the following:

●	large and established distribution networks in the U.S. and/or in international markets;

●	greater financial, managerial and other resources for products research and development, sales and marketing efforts and protecting and enforcing intellectual property rights;

●	significantly greater name recognition;

●	more expansive portfolios of intellectual property rights;

●	established relations with physicians, hospitals, other healthcare providers and third party payors;

●	products which have been approved by regulatory authorities for use in the U.S. and/or Europe and which are supported by long-term clinical data; and

●	greater experience in obtaining and maintaining regulatory approvals and/or clearances from the FDA and other regulatory agencies.

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

Certain of our existing and potential future products will require FDA approval before they can be marketed in the United States.

Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before most products can be approved for human use. With respect to medical devices, such as those that we manufacture, before a new medical device, or a new use of, or claim for, an existing product can be marketed, unless it is a Class I device, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or premarket approval from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The premarket approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

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

We cannot assure you that the FDA or other regulatory agencies will approve any products developed by us, on a timely basis, if at all, or, if granted, that approval will not entail limiting the indicated uses for which we may market the product, which could limit the potential market for any of these products.

Changes to the FDA approval process or ongoing regulatory requirements could make it more difficult for us to obtain FDA approval of our products or comply with ongoing requirements.

Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new medical device products are sometimes more stringent than those that were applied in the past. For example, the FDA is currently evaluating the 510(k) process for clearing medical devices and may make substantial changes to industry requirements, including which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process.

In addition, on September 27, 2007, through passage of the Food and Drug Administration Amendments Act of 2007, Congress passed legislation authorizing the FDA to require companies to undertake additional post-approval studies in order to assess known or signaled potential serious safety risks and to make any labeling changes necessary to address safety risks. Congress also empowered the FDA to require companies to formulate risk evaluation and mitigation strategies to ensure a drug’s benefits outweigh its risks.

We cannot determine what effect changes in regulations or legal interpretations by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products. The FDA has authority to require a risk evaluation and mitigation strategy under the Food and Drug Administration Amendments Act of 2007 when necessary to address whether the benefits of these products continue to outweigh the risks. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to a FDA-cleared product that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

We and our manufacturers will be required to comply with current good manufacturing practices and could be subject to suspensions or product withdrawals if found non-compliant.

The FDA regulates the facilities, processes and procedures used to manufacture and market medical products in the U.S. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with “current good manufacturing practices,” or cGMP, regulations enforced by the FDA. Compliance with cGMP regulations requires the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects our manufacturing facilities and those of our subcontractors and procedures to assure compliance. The FDA may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug or medical device is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could adversely affect our business, results of operations, financial condition and cash flow.

We will be subject to ongoing federal and state regulations, and if we fail to comply, our business could be seriously harmed.

Following initial regulatory approval of any products that we may develop, we will be subject to continuing regulatory review, including review of adverse drug experiences and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required by a condition of approval. The manufacturing facilities we may use to make any of our products may become subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or any of our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

We and our sales personnel, whether employed by us or by others, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

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

Anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare programs. We may engage additional physicians on a consulting basis. While these agreements with physicians will be structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, it is possible that regulatory or enforcement agencies or courts may in the future view these agreements as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties, or prohibit us from accepting referrals from these physicians. Because our strategy includes the involvement of physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of applicable laws and determine that we would be unable to achieve compliance with such applicable laws. This could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial since we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from federally funded healthcare programs, including Medicare and Medicaid, for non-compliance.

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

We are dependent on proprietary know-how.

Our manufacturing know-how as to mixing, coating and cross-linking may be able to be duplicated, even if it is difficult to do so. There is no assurance that, should we apply for intellectual property protection for our intellectual property, we would be able to obtain such protection. Therefore, our competitors may develop or market technologies that are more effective or more commercially attractive than ours.

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

If we are not able to establish and maintain successful arrangements with third parties or successfully build our own sales and marketing infrastructure, we may not be able to commercialize our products, which would adversely affect our business and financial condition.

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

We are unable to predict whether federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. Changes in healthcare systems in the U.S. in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for these procedures would also have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them.

It may be difficult to replace some of our suppliers.

In general, raw materials essential to our businesses are readily available from multiple sources. However, for reasons of quality assurance, availability, or cost effectiveness, certain components and raw materials are available only from a sole supplier. The Dow Chemical Company and the BASF Corporation are the principal manufacturers of the two polymers, polyethylene oxide and polyvinylpyrrolidone, respectively, that we primarily use in the manufacture of hydrogels. Carolina Silver is the principal manufacturer utilized in production of our TheraBond dressings. Carolina Silver utilizes a proprietary and patented manufacturing process.

We believe that, due to the size and scale of production of our suppliers, there should be adequate supply of these raw materials from these manufacturers. In addition, our policy is to maintain sufficient inventory of components so that our production will not be significantly disrupted even if a particular component or material is not available for a period of time. However, there is no guarantee that our inventory will be sufficient to carry us through any disruption in supply. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary raw materials or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems.

Under our distribution agreement with Sorbion and our supply agreements with CCT, we receive finished goods from these parties. Because we have no direct control over these suppliers, interruptions or delays in the products and services provided by these parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary products, we would be unable to sell these products, and, therefore, could experience a significant adverse impact on our revenue.

We are subject to state regulation with respect to electron beam radiation services and facilities.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;

●	additions or departures of key personnel;

●	sales of our common stock, particularly under any registration statement for the purposes of selling any securities, including management shares;

●	our ability to execute our business plan;

●	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Although we currently have research coverage by securities and industry analysts, you should not invest in our common stock in anticipation that we will increase such coverage. If one or more of the analysts who covers us at any given time downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Not applicable.

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

On February 27, 2014, ConvaTec Inc. filed suit in the Court of Common Pleas of Philadelphia against us, our subsidiary, Alliqua Biomedical, Inc. and four individual defendants (each a former employee of ConvaTec Inc.), requesting injunctive relief for allegations involving breach of contract, tortious interference with employment agreements, unfair competition and common law conspiracy. The complaint alleged, among other things, that (i) the individual defendants breached certain restrictive covenants in their respective employment agreements with ConvaTec Inc. by engaging in employment with us within one year of their employment termination and using and disclosing confidential and proprietary business information in their employment with us, (ii) we tortuously interfered with such employment agreements by inducing the individual defendants to accept employment with us and to recruit other employees of ConvaTec Inc. to resign and accept employment us and (iii) we solicited, recruited and hired employees of ConvaTec Inc. for the purpose of utilizing their knowledge of confidential and proprietary information related to the wound care industry in order to unfairly compete with ConvaTec Inc. On or about February 9, 2015, the parties executed a confidential settlement agreement terminating the litigation on mutually agreeable terms.

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

The following table sets forth, for the period of 2014 commencing January 28, 2014, the high and low closing prices of our common stock as reported on the NASDAQ Capital Market. The following table also sets forth, for 2013 and the period of 2014 ending on January 27, 2014, the high and low bid prices of our common stock as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions. All 2013 quotations are adjusted for the 1-for-43.75 reverse stock split of our common stock that occurred November 18, 2013.

NASDAQ Capital Market	High	Low
2014
Fourth Quarter	$5.30	$3.89
Third Quarter	$6.07	$4.62
Second Quarter	$8.49	$5.50
January 28, 2014 - March 31, 2014	$9.16	$7.86

OTCQB
2014
January 1, 2014 - January 27, 2014	$10.02	$6.99
2013
Fourth Quarter	$8.44	$2.63
Third Quarter	$3.94	$3.06
Second Quarter	$3.94	$2.63
First Quarter	$4.38	$1.75

Holders of Record

As of February 17, 2015, there were approximately 174 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business.

Repurchases of Equity Securities

Issuer's Purchases of Equity Securities
Total number of
			shares (or units) purchased	Maximum number (or approximate dollar value) of
	Total number of		as part of publicly	shares (or units) that may
	shares (or units)	Average price paid	announced plans or	yet be purchased under the
Period	purchased(1)	per share (or unit)(2)	programs	plans or programs
10/1/2014 to 10/31/2014	20,552	$4.84	-	-
11/1/2014 to 11/30/2014	-	-	-	-
12/1/2014 to 12/31/2014	-	-	-	-
Total	20,552	$4.84	-	-

(1) Comprised of shares of our common stock surrendered by David Johnson in connection with the vesting of restricted stock on October 1, 2014.

(2) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully discussed in Item 1 of this report, entitled “Business,” under “Forward-Looking Statements” and Item 1A of this report, entitled “Risk Factors.”

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

On May 5, 2014, we acquired Choice Therapeutics, Inc. a provider of innovative wound care products using proprietary Therabond 3D Antimicrobial Barrier Systems, for aggregate consideration of approximately $2,000,000 in cash and 273,368 shares of our common stock. In addition, the acquisition agreement provides for contingent consideration of up to $5,000,000 payable in shares of common stock or cash, to be earned based upon revenues from the sale of certain Choice Therapeutics, Inc. products over the next three twelve month periods ending April 30, 2017.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Overview. For the years ended December 31, 2014 and 2013, we had a net loss of $25,445,435 and $21,976,882, respectively, which was inclusive of non-cash items, including the impairment charge of $8,100,000 of our in-process research and development recognized in the year ended December 31, 2013.  Additionally, we recognized $10,730,046 and $5,513,861 of stock-based compensation in the years ended December 31, 2014 and 2013, respectively.

Revenues, net. For the year ended December 31, 2014 revenues increased by $2,988,386, or 166%, to $4,786,131 from $1,797,745 for the year ended December 31, 2013.   The increase in our overall revenue was primarily due to increase in product sales. The components of revenue were as follows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Revenues
Contract manufacturing	$1,782,611	$1,618,670
Products	3,003,520	179,075
Total revenues, net	$4,786,131	$1,797,745

Our growth rates for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013

Revenue growth	$2,988,386	$569,071
% Growth over prior year	166.2%	31.7%

Comprised of:
% of organic growth*	83.0%	31.7%
% of acquisition growth**	83.2%	0.0%
	166.2%	31.7%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit (loss). Our gross profit was $1,515,176 for the year ended December 31, 2014 compared to a gross loss of $249,288 for the year ended December 31, 2013. The improved results for the year ended December 31, 2014, as compared to 2013 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 70%, while our overall gross margin was approximately 32% for the year ended December 31, 2014. We expect our future gross profit to continue to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Cost of revenues
Stock-based compensation	$199,781	$-
Compensation and benefits	696,868	496,660
Depreciation and amortization	586,945	618,961
Materials	1,376,278	459,721
Equipment, production and other expenses	411,083	471,691
Total cost of revenues	$3,270,955	$2,047,033

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2014 versus 2013:

	Year Ended December 31,
	2014	2013
Selling, general and administrative expenses
Stock-based compensation	$10,530,265	$5,513,861
Compensation and benefits	7,173,212	3,069,209
Marketing	1,607,016	298,860
Royalty fees	516,893	200,000
Other expenses	6,327,622	2,638,068
Total selling, general and administrative expenses	$26,155,008	$11,719,998

Selling, general and administrative expenses increased by $14,435,010, to $26,155,008 for the year ended December 31, 2014, as compared to $11,719,998 for the year ended December 31, 2013.

Stock-based compensation increased by $5,016,404, to $10,530,265 for the year ended December 31, 2014, as compared to $5,513,861 for the year ended December 31, 2013.  Compensation and benefits increased by $4,104,003, to $7,173,212 for the year ended December 31, 2014, as compared to $3,069,209 for the year ended December 31, 2013.  The increase in stock-based compensation and compensation and benefits was primarily due to the increase in the number of full-time employees from 22 at December 31, 2013 to 47 at December 31, 2014. This increase is largely due to the hiring of a direct salesforce as well as additional marketing personnel. We expect our stock-based compensation expense to decrease in future years due to the decrease in equity awards to consultants.

Marketing expenses increased by $1,308,156 to $1,607,016 for the year ended December 31, 2014, as compared to $298,860 for the year ended December 31, 2013. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, and market research. Also included in the year ended December 31, 2014 are marketing expenses associated with the launch of our Biovance product and products acquired in the acquisition of Choice Therapeutics.

Royalty expenses increased by $316,893 to $516,893 for the year ended December 31, 2014, as compared to $200,000 for the year ended December 31, 2013. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2014 was $400,000 compared to $200,000 due for the year ended December 31, 2013. Also included in royalty expense for the year ended December 31, 2014 is approximately $67,000 of royalties due in connection with sales of our Biovance product and $50,000 due to Carolon in connection with sales of our sorbion products.

Other selling, general and administrative expenses increased by $3,689,554, to $6,327,622 for the year ended December 31, 2014, as compared to $2,638,068 for the year ended December 31, 2013. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel and professional fees such as legal and accounting expenses. These costs were largely driven by the recruitment of our direct sales force and other corporate employees to support our anticipated growth, as well an increase in business development and selling, general and administrative expenses for our newly acquired subsidiary, Choice Therapeutics.

Acquisition-related expenses. During the year ended December 31, 2014, we incurred acquisition-related costs of $546,970 in connection with due diligence, professional fees, and other expenses related to the acquisition of Choice Therapeutics. Additionally, we increased the fair value of our acquisition-related contingent consideration liability by $231,598. The increase is due to the increase in the expected present value of the contingent liability due to less time to expected payout.

Liquidity and Capital Resources

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

As of December 31, 2014, we had cash and cash equivalents totaling $16,770,879 compared to $12,100,544 at December 31, 2013.  The increase was largely attributable to net proceeds from the issuance of common stock of $14,372,503, proceeds from the exercise of stock options and warrants totaling $6,597,501 offset primarily by cash used in operating activities of $13,291,459 and $2,339,455 used in investing activities during the year ended December 31, 2014.

Net cash flow used in operating activities was $13,291,459 and $4,769,039 for the year ended December 31, 2014 and 2013, respectively. The increase was primarily attributable to an increase in net loss excluding stock compensation and other non-cash items of $13,429,890 for the year ended December 31, 2014 compared to $5,768,827 for the year ended December 31, 2013.

Net cash used in investing activities was $2,339,455 for the year ended December 31, 2014 compared to $118,067 in the year ended December 31, 2013. Cash used in investing activities included our acquisition of Choice Therapeutics for approximately $2.0 million, net of cash acquired. Also contributing to the increase were cash payments related to the purchase of distributions rights for Sorbion products of $333,333.

Net cash flow generated from financing activities was $20,301,249 for the year ended December 31, 2014, compared to $16,727,293 for the year ended December 31, 2013. During the year ended December 31, 2014, we received proceeds from stock option and warrant exercises of $6,597,501 and $14,372,503 of proceeds from the issuance of common stock. This was offset by the payment of withholding taxes related to stock-based compensation of $668,755.

At December 31, 2014, current assets totaled $19,629,067 and current liabilities totaled $4,129,824, as compared to current assets totaling $12,847,234 and current liabilities totaling $3,353,464 at December 31, 2013. As a result, we had working capital of $15,499,243 at December 31, 2014 compared to working capital of $9,493,770 at December 31, 2013.

Our cash requirements have historically been for product development, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

We have revamped our strategy to focus on being a provider of wound care solutions as well as continuing to be a contract manufacturer. The use of proceeds from our financings will largely be used to support the sales and marketing of our wound care solutions and potential acquisitions. In 2013, we restructured our senior management team with the goal of maximizing the potential for success in achieving our sales and marketing goals. We have hired new executive officers, various senior sales and marketing executives, and a direct sales force to sell our wound care products. We expect to continue to attend trade shows and seek other avenues to market our products. We continue to focus our efforts on expanding our product offerings. We are seeking complementary products to our current portfolio, in an effort to expand our offerings.

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, merger and acquisition activity, the hiring and training of sales agents and personnel, pre-launch marketing costs, the purchasing of inventory, and the billing and collection of revenue, we expect negative operating cash flows to continue.

We believe that our cash on hand will be sufficient to fund our current business for at least the next 12 months. However, our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, unfavorable decisions on product reimbursement, risks from competition, regulatory approval of our new products, technological change, and dependence on key personnel.

On February 2, 2015 we entered in the Merger Agreement with Celleration. The Merger Agreement provides for an initial aggregate purchase price of $30,415,000 payable in equal amounts of cash and our common stock. In connection with the Merger Agreement, we also received a commitment letter from a lender in which the lender has committed to provide us with a senior, secured term loan facility in the amount of $15,500,000, pursuant to the terms of the commitment letter. We expect to use the proceeds from this loan facility to provide the capital for the upfront cash portion associated with the consummation of the Merger Agreement. The Merger Agreement may be terminated by either party if the Merger is not completed by May 31, 2015, provided that we may extend that date to July 31, 2015 in certain circumstances so long as we provide Celleration with a $1,000,000 loan by May 15, 2015.

In order to complete our future growth strategy, including the expansion of our product offering, we will require additional equity and/or debt financing. On August 5, 2014, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC"). The registration statement was declared effective by the SEC on September 25, 2014. This registration statement will enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies that we believe require more significant estimates and assumptions include: the valuation of goodwill, intangible assets and acquisition-related contingent consideration liabilities, allowances for doubtful accounts, and reserves for inventory obsolescence. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report.

We believe that of our significant accounting policies, which are described below and in Note 2 to our audited consolidated financial statements included in this Item 7 of this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We assess the recoverability of goodwill annually, at the beginning of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Under Financial Accounting Standards Board “FASB” guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. In 2013, we adopted authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. We perform the quantitative test if the qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. The estimated fair value of a reporting unit is calculated using a discounted cash flow model. There were no goodwill impairment charges recorded during the years ended December 31, 2014 or 2013.

Acquired In-Process Research and Development

In-process research and development (“IPR&D”) represents the fair value assigned to incomplete research projects that we acquire through business combinations which, at the time of acquisition, have not reached technological feasibility. Amounts capitalized as IPR&D are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Once an IPR&D project has been completed, the useful life of the IPR&D asset is determined and amortized accordingly. If the IPR&D asset is abandoned, the remaining carrying value will be written off. During the year ended December 31, 2013, we recognized impairment of our HepaMate™ patented biotech technologies IPR&D of $8,100,000 as we believed there were impairment triggering events and circumstances which warranted an evaluation of certain indefinite-lived intangible assets.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment at least annually or whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no long-lived asset impairment charges recorded during the years ended December 31, 2014 or 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers” under Accounting Standards Update 2014-09.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The standard is effective for annual reporting periods beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2017.  Earlier application is not permitted.  Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  The standard requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual and interim periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

Our Consolidated Financial Statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2014.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

In accordance with a Stock Purchase Agreement (the “Celgene Agreement”) dated November 14, 2013 by and between us and Celgene Corporation (“Celgene”), our board of directors was required to increase its size by one director and elect to such newly created vacancy a non-competitive individual designated by Celgene (the “Celgene Designee”). Celgene proposed to the Company that Mr. Perry A. Karsen be appointed to fill this position and on November 27, 2013, the board increased its size to nine directors and appointed Mr. Karsen as a director. For so long as Celgene or any of its affiliates hold at least 50% of the 1,672,474 shares of our common stock purchased pursuant to the Celgene Agreement, our board of directors is required to use its reasonable best efforts to remove, upon direction from Celgene, any Celgene Designee, and appoint each successor Celgene Designee that Celgene designates.

Name	Age	Position
David Johnson	57	President, Chief Executive Officer and Director
Brian Posner	53	Chief Financial Officer, Treasurer and Secretary
Bradford Barton	55	Chief Operating Officer
Jerome Zeldis, M.D., Ph.D.	64	Chairman and Director
Andrew Africk	48	Director
Perry Karsen	59	Director
Joseph Leone	61	Director
Gary Restani	68	Director
Jeffrey Sklar	52	Director

The following sets forth biographical information and the qualifications and skills for each director nominee:

David Johnson was appointed to our board and as Executive Chairman of Aquamed Technologies, Inc. on November 29, 2012. He was appointed our President and Chief Executive officer on February 4, 2013. Mr. Johnson was formerly President of the ConvaTec Division of Bristol-Myers Squibb, Inc. until 2008 when he orchestrated a sale of the division from its pharmaceutical parent to Avista Capital Partners and Nordic Capital in a deal valued at $4.1 billion. Concurrently, he acquired and integrated the assets of Copenhagen-based Unomedical to expand ConvaTec Inc.’s manufacturing and infrastructure into Europe. From 2008 through 2012, Mr. Johnson served as the Chief Executive Officer of ConvaTec Inc. Prior to his tenure with ConvaTec Inc., Mr. Johnson held several senior positions in the U.S., Europe and Canada with Zimmer Inc., Fisher Scientific, and Baxter Corporation. He served as a member of ConvaTec Inc.’s board of directors and the board of the Advanced Medical Technology Association (AdvaMed), where he chaired the Global Wound Sector Team for four years. Mr. Johnson received an Undergraduate Business Degree in Marketing from the Northern Alberta Institute of Technology in Edmonton, Alberta, Canada, completed the INSEAD Advanced Management Program in Fontainbleau, France, and is a fellow from the Wharton School of the University of Pennsylvania. We believe that Mr. Johnson’s extensive experience in the pharmaceutical and biotechnology fields, as well as his executive leadership experience, make him an asset that will serve as a bridge between our board of directors and our executive officers.

Brian Posner was appointed to serve as our Chief Financial Officer, Treasurer and Secretary on September 3, 2013. Mr. Posner has more than 25 years of diversified management experience, at both public and private companies. Most recently, he served as Chief Financial Officer of Ocean Power Technologies, Inc., a publicly-traded renewable energy company specializing in wave power technology, from June 2010 to August 2013. Prior to that, he served as Chief Financial Officer of Power Medical Interventions, Inc., a publicly-traded medical device company, from January 2009 until its sale to Covidien Plc in September 2009. From June 1999 to December 2008, Mr. Posner served in a series of positions of increasing responsibility with Pharmacopeia, Inc., a clinical development stage biopharmaceutical company, culminating in his service as Executive Vice President and Chief Financial Officer from May 2006 to December 2008. Mr. Posner also worked at Phytomedics, Inc., and as Regional Chief Financial Officer of Omnicare, Inc. Mr. Posner earned an MBA in Managerial Accounting from Pace University’s Lubin School of Business and a BA in Accounting from Queens College.

Bradford Barton has served as our Chief Operating Officer since August 29, 2014. Prior to that, he served as the Chief Operating Officer of our proprietary products division since May 2013. Mr. Barton was formerly President of the Americas division at ConvaTec Inc., where he led the company’s core businesses in ostomy care, wound therapeutics and continence and critical care in the U.S., Canada and Latin America, from November 2010 until February 2013. Mr. Barton joined ConvaTec Inc. in 1996 and has held several senior management positions across the company’s business divisions and regions, including Vice President of the Americas division, with responsibility for the wound therapeutics business in the U.S., Canada and Puerto Rico, Vice President of the Intercontinental division as well as Vice President and General Manager of the ostomy care business in the U.S. Prior to his tenure at ConvaTec Inc., Mr. Barton also held a number of sales leadership positions at Calgon Corporation and Calgon Vestal Laboratories, Inc., which was acquired by the Steris Corporation in 1996.

Jerome Zeldis, M.D., Ph.D. has served as a member of our board of directors since May 17, 2012 and was appointed Chairman on November 27, 2012. Dr. Zeldis is the Chief Executive Officer of Celgene Global Health and the Chief Medical Officer of Celgene Corporation. Dr. Zeldis has been with Celgene since 1997; prior to his current role, he served as Senior Vice President of Clinical Research and Medical Affairs. Prior to Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He is currently on the board of the Semorex Corporation, Bionor Pharma, Inc., Mali Health and PTC Corporation. Dr. Zeldis attended Brown University for a B.A., M.S., followed by Yale University for a M.Phil., M.D., and Ph.D. in molecular biophysics and biochemistry (immunochemistry). He trained in internal medicine at the UCLA Center for the Health Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was Assistant Professor of Medicine at the Harvard Medical School, Associate Professor of Medicine at University of California, Davis, Clinical Associate Professor of Medicine at Cornell Medical School and Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Dr. Zeldis has published 122 peer reviewed articles and 24 reviews, book chapters, and editorials. We believe that Dr. Zeldis’s background in the healthcare industry, as well as his experience in emerging growth companies make him a valuable resource on our board of directors.

Andrew Africk has served as a member of our board of directors since July 21, 2014. Mr. Africk formed Searay Capital LLC, a private investment company, in July 2013, after 21 years at Apollo Global Management LLC, a leading Global Alternative Asset Manager, leaving as a Senior Partner. As a Senior Partner at the firm, Mr. Africk was responsible for Apollo's investments in technology and communications. In the past five years, Mr. Africk has also served on the board of directors for Hughes Telematics, Inc., Hughes Communications, Inc. and Parallel Petroleum, Inc. Mr. Africk currently serves on the board of overseers of the University of Pennsylvania School of Engineering, the UCLA Science board, and is a Trustee of the Trinity School in New York City. We believe that Mr. Africk’s significant experience in making and managing private equity investments and extensive experience in financing, analyzing and investing in public and private companies, make him a valuable resource on our board of directors.

Perry Karsen has served as a member of our board of directors since November 27, 2013. Mr. Karsen is currently Chief Executive Officer of Celgene Cellular Therapeutics (CCT), Celgene’s placental stem cell research and development division. Previously, he was Executive Vice President and Chief Operations Officer at Celgene Corporation. Mr. Karsen served as President and Chief Executive Officer at Pearl Therapeutics, a privately-held biotechnology company that was subsequently acquired by Astra-Zeneca, from February 2009 until July 2010. From 2004 to 2009, Mr. Karsen was Senior Vice President and Head of Worldwide Business Development for Celgene and was also responsible for emerging businesses as President, Asia/Pacific Region. Mr. Karsen also held executive roles at Human Genome Sciences, Bristol-Myers Squibb, Genentech and Abbott Laboratories. In addition, Mr. Karsen was a General Partner at Pequot Ventures. Mr. Karsen is a member of the board of directors of the Biotechnology Industry Organization (BIO) and a member of the Executive Committee; he is a member of the board of directors for the Life Sciences Foundation, a member of the board of directors of Agios Pharmaceuticals, and a member of the board of directors of Navidea Biopharmaceuticals. Mr. Karsen has a Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management, a Masters in Teaching of Biology from Duke University, and a B.S. in Biological Sciences from the University of Illinois, Urbana. We believe that Mr. Karsen’s extensive experience in the healthcare and biotechnology fields, as well as his executive leadership experience, make him a valuable resource on our board of directors.

Joseph Leone has served as a member of our board of directors since January 3, 2011. Since December 2012, Mr. Leone has served as Director and a Senior Officer of RMH Franchise Holdings, a privately owned company with 139 franchise restaurants in 13 states and revenues approximating $340 million. Mr. Leone spent more than 24 years with CIT Group, one of the nation’s largest small and mid-size business lenders, and held several senior-level positions at CIT, most recently Vice Chairman and Chief Financial Officer from May 1995 through April 2010. From 1975 through 1983, Mr. Leone was employed by KPMG – Peat Marwick as a Senior Manager for Financial Services Clients including Citibank and MHT. He has been a Certified Public Accountant since 1977. Mr. Leone is a graduate of Baruch College (BBA in Accounting) and the Advanced Management Program at Harvard Business School. We believe that Mr. Leone’s extensive background in accounting and finance makes him a valuable member of our board.

Gary Restani has served as a member of our board of directors since July 21, 2014. Mr. Restani currently serves as Vice Chairman and is a member of the board of directors of Spiracur Inc., a privately held medical device company focused on the development of innovative wound healing technologies. Until April 2014, he was President and Chief Executive Officer of Spiracur Inc. Mr. Restani has more than 40 years of experience in the medical device industry. He served as President and Chief Operating Officer of Hansen Medical, Inc. from October 2006 to February 28, 2009. From December 1999 to June 2006, he served as President of ConvaTec, Inc. From March 1995 to November 1999, Mr. Restani served as the President of various international divisions of Zimmer, Inc., a medical device and surgical tool company. From March 1990 to February 1995, Mr. Restani served as President of various international divisions of Smith & Nephew Orthopedics, Inc., an orthopedics, endoscopy and wound management company. He served as Director of Synovis Orthopedic and Woundcare, Inc. (alternate name, Pegasus Biologics, Inc.) from 2007 to 2011. Mr. Restani served as a Director of Corpak Medsystems until 2014, and with DFine Inc. from 2007 to 2012. He served on the board of AdvaMed from 1997 to 2006 as well as the Leadership Board of the Cleveland Clinic's Center for Digestive Diseases from 2000 to 2006. He served as a Director of Hansen Medical, Inc. from September 2006 to June 17, 2009. He attended Sir George Williams University and Loyola University and holds a certificate from Dartmouth College for completing the Tuck School of Business’ General Management Executive Program. We believe that Mr. Restani’s extensive experience in the medical technology sector, as well as his executive leadership experience, make him a valuable resource on our board.

Jeffrey Sklar has served as a member of our board of directors since January 3, 2011. Mr. Sklar has served as the Managing Partner of Sklar, Heyman Hirshfield, & Kantor LLP, a regional accounting firm, where he oversees the industry specialization team for non-bank financial institutions and for forensic and investigative auditing services, since January 2010 and prior to that, from January 2006 to December 2009, he served as an audit partner. Since 2000, Mr. Sklar has also served as the Managing Director of SHC Consulting Group, LLC. Mr. Sklar served Public Savings Bank as a Director, as the Chair of the Compliance and Risk Committee, and as a member of the Audit Committee from September 2010 to September 2011. In addition to being a Certified Public Accountant, Mr. Sklar is a Certified Financial Crime Specialist, Certified Anti-Money Laundering Specialist, Certified Fraud Specialist and Certified in Financial Forensics by the American Institute of CPAs. Mr. Sklar’s qualifications to serve on the board include his extensive background in accounting and finance.

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

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2014, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders, except for one late Form 4 filed by James Sapirstein, then our chief executive officer, Therapeutics Division, with respect to one transaction, one late Form 4 filed by Kenneth Londoner, then our director, with respect to one transaction that occurred during the year ended December 31, 2013, one late report on Form 4 filed by Dr. Zeldis with respect to one transaction and one late Form 4 filed Mr. Johnson with respect to one transaction.

Code of Ethics

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

Board Committees

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee. Our audit committee is currently comprised of Messrs. Leone, Sklar and Africk, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the Nasdaq Stock Market. Mr. Leone is the chairman of our audit committee. In addition, each of Messrs. Leone and Sklar qualify as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is currently comprised of Messrs. Leone and Restani and Dr. Zeldis, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Dr. Zeldis is the chairman of our nominating and corporate governance committee.

Compensation Committee. Our compensation committee is currently comprised of Messrs. Restani and Sklar and Dr. Zeldis, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. Mr. Sklar is the chairman of our compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy and Process

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our compensation committee and our board of directors. Our board of directors has not retained the services of any compensation consultants in connection with the compensation of our executive officers.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our size and available resources. In 2014, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;
•	motivate and reward executives whose experience and skills are critical to our success;
•	reward performance; and

•	align the interests of our executive officers and shareholders by motivating executive officers to increase shareholder value.

The compensation committee may delegate its responsibilities and authority to a subcommittee. The Company’s executive officers played no role in determining or recommending the amount or form of executive and director compensation for 2014.

2014 and 2013 Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2014 and 2013, the compensation paid to our named executive officers: (i) David Johnson, our president and chief executive officer and a member of our board; (ii) Brian Posner, who has served as our chief financial officer, treasurer and secretary since September 3, 2013; and (iii) Bradford Barton, who has served as our chief operating officer since August 29, 2014 and prior to that served as the chief operating officer of our proprietary products division since May 2013.

					Stock		Option
Name and					Awards		Awards		All Other
Principal Position	Year	Salary	Bonus		(1)		(1)		Compensation		Total
David Johnson	2014	$350,000	$332,500	(2)	$2,582,072		$-		$11,400	(6)	$3,275,972
President and Chief	2013	$322,115	$160,417	(3)	$160,417	(3)	$4,820,628		$10,450	(7)	$5,474,027
Executive Officer
James Sapirstein	2014	$94,627	$-		$157,069	(4)	$819,800	(5)	$177,850	(8)	$1,249,346
Former Chief	2013	$350,000	$210,000		$-		$-		$12,350	(9)	$572,349
Executive Officer
Brian Posner	2014	$240,000	$136,800	(2)	$-		$505,718		$8,400	(10)	$890,918
Chief Financial Officer,	2013	$72,923	$23,760	(3)	$23,760	(3)	$384,210		$2,800	(10)	$507,453
Treasurer and Secretary
Brad C. Barton	2014	$240,000	$136,800	(2)	$-		$505,718		$8,400	(11)	$890,918
Chief Operating Officer

(1)	The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 10. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report.

(2)	Discretionary year-end bonus award to be paid 100% in cash.

(3)	Discretionary year-end bonus award paid 50% in cash and 50% through an award of restricted stock.

(4)	On March 14, 2014, Mr. Sapirstein resigned as chief executive officer of Alliqua Biomedical, Inc. In connection with his resignation, the Company accelerated the vesting of 17,688 restricted stock units that, prior to the modification, contained performance conditions which, for accounting purposes, were deemed improbable of being achieved. The amount above represents the incremental fair value of the modified award as of the modification date.

(5)	On March 14, 2014, Mr. Sapirstein resigned as chief executive officer of Alliqua Biomedical, Inc. In connection with his resignation, the Company accelerated the vesting of all outstanding stock options granted to Mr. Sapirstein, with such stock options remaining exercisable for a period of two years following the date of resignation. The amount above represents the incremental fair value of the modified award as of the modification date.

(6)	Comprised of (i) auto expense allowance payments of $9,000 and (ii) life insurance premium payments of $2,400.

(7)	Comprised of (i) auto expense allowance payments of $9,450 and (ii) life insurance premium payments of $1,000.

(8)	Comprised of (i) auto expense allowance payments of $2,250 (ii) life insurance premium payments of $600 and (iii) severance payments of $175,000.

(9)	Comprised of (i) auto expense allowance payments of $9,750 and (ii) life insurance premium payments of $2,600.

(10)	Comprised of auto expense allowance payments.

(11)	Comprised of auto expense and telephone allowance payments.

Agreements with Executive Officers

David Johnson

In connection with the appointment of David Johnson as our chief executive officer, on February 4, 2013, we entered into an Executive Employment Agreement with Mr. Johnson. The employment agreement has an initial term of three years and will be automatically renewed for an additional one-year term unless terminated by either party upon written notice provided not less than four months before the end of the initial term. Under the employment agreement, Mr. Johnson is entitled to an annual salary of $350,000, which may be increased, but not decreased, in the board’s discretion. Mr. Johnson is also eligible to receive an annual bonus of up to 100% of his base salary, provided that he is employed with us on December 31 of the year to which the bonus relates. The amount of Mr. Johnson’s annual bonus, if any, will be determined based upon the achievement of certain performance criteria. The performance criteria for each year will be set by our compensation committee after consultation with Mr. Johnson. Mr. Johnson is also entitled to a monthly automobile allowance of $750 per month, reimbursement of up to $200 per month for the cost of a term life insurance policy having a face amount of $1 million, and benefit plans provided by us to all employees and executive employees.

Mr. Johnson is entitled to receive the following equity awards pursuant to our 2011 Long-Term Incentive Plan or, if there are not sufficient shares available under the 2011 Long-Term Incentive Plan, pursuant to a stand-alone award agreement:

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

Mr. Johnson is also eligible to receive additional equity awards in such amount and on such terms as is determined by the board. Mr. Johnson received the first award set forth above on February 4, 2013. He was awarded options to purchase 279,227 shares of common stock at an exercise price of $3.28 per share. Mr. Johnson received stock option grants for the first, second and third calendar quarters of 2013 under the second award set forth above on November 14, 2013. He was awarded an aggregate of 117,125 shares of common stock at an exercise price of $3.50 per share. The foregoing share numbers and prices have been adjusted for the 1 for 43.75 reverse stock split of our common stock that occurred on November 18, 2013.

On December 20, 2013, we entered into a First Amendment to Executive Employment Agreement with Mr. Johnson, which amended the employment agreement to provide for a single stock option award in lieu of all of the remaining quarterly grants thereunder. Pursuant to the amendment, Mr. Johnson received a nonqualified stock option to purchase 730,535 shares of common stock of the Company at an exercise price equal to $6.82 per share on December 20, 2013. The option has a term of ten years, with one-ninth of the optioned shares vesting on the first day of each calendar quarter during the period commencing on January 1, 2014 and ending on February 4, 2016, provided that Mr. Johnson remains employed by the Company on such date, and subject to the terms and conditions of that certain nonqualified stock option agreement by and between the Company and Mr. Johnson, effective as of December 20, 2013.

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

On January 6, 2014, Mr. Johnson received a restricted stock award grant of 369,395 shares of common stock pursuant to our 2011 Long-Term Incentive Plan. The restricted shares vest in eight equal quarterly installments, with one-eighth vesting on January 6, 2014 and the first day of each calendar quarter thereafter, provided that Mr. Johnson remains employed by us on the applicable vesting date, and subject to the terms and conditions of that certain restricted stock award agreement by and between us and Mr. Johnson, effective as of January 6, 2014.

On February 6, 2015, Mr. Johnson received a restricted stock award grant of 300,000 shares of common stock pursuant to our 2014 Long-Term Incentive Plan. The restricted shares vest in three equal annual installments, with one-third vesting on each of February 6, 2016, February 6, 2017 and February 6, 2018, provided that Mr. Johnson remains employed by us on the applicable vesting date, and subject to the terms and conditions of that certain restricted stock award agreement by and between us and Mr. Johnson, effective as of February 6, 2015. On the same date, Mr. Johnson also received an option to purchase 115,000 shares of common stock at an exercise price of $6.23 per share pursuant to the 2014 Long-Term Incentive Plan, with one-third vesting and becoming exercisable on each of February 6, 2016, February 6, 2017 and February 6, 2018. The option has a term of ten years.

The 2015 performance criteria for Mr. Johnson are based on the Company’s achievement of certain financial and operational goals.

Brian Posner

In connection with his appointment as our chief financial officer, pursuant to an offer letter dated July 19, 2013, the Company has agreed to pay Mr. Posner an annual salary of $240,000, an annual bonus of up to 60% of his prorated annual base salary based on the achievement of mutually agreed upon objectives (either in equity or cash, to be determined), a monthly stipend of $700 to cover auto expenses, and medical, dental, 401(k), group life and long-term disability benefits. On September 3, 2013, the Company also granted Mr. Posner nonqualified stock options to purchase 185,142 shares of common stock as follows: (i) 61,714 shares at an exercise price of $4.38 per share, which vested immediately; (ii) 61,714 shares at an exercise price of $6.56 per share, which will vest upon the one year anniversary of employment; and (iii) 61,714 shares at an exercise price of $8.75 per share, which will vest upon the two year anniversary of employment. The options have a term of ten years. The foregoing amounts and prices have been adjusted to give effect to the 1 for 43.75 reverse stock split that occurred on November 18, 2013.

On March 6, 2014, Mr. Posner received an option to purchase 70,000 shares of common stock at an exercise price of $9.00 per share pursuant to the 2011 Long-Term Incentive Plan, with one-third vesting and becoming exercisable on each of March 6, 2015, March 6, 2016 and March 6, 2017. The option has a term of ten years.

On February 6, 2015, Mr. Posner received a restricted stock award grant of 100,000 shares of common stock pursuant to our 2014 Long-Term Incentive Plan. The restricted shares vest in three equal annual installments, with one-third vesting on each of February 6, 2016, February 6, 2017 and February 6, 2018, provided that Mr. Posner remains employed by us on the applicable vesting date, and subject to the terms and conditions of that certain restricted stock award agreement by and between us and Mr. Posner, effective as of February 6, 2015. On the same date, Mr. Posner also received an option to purchase 115,000 shares of common stock at an exercise price of $6.23 per share pursuant to the 2014 Long-Term Incentive Plan, with one-third vesting and becoming exercisable on each of February 6, 2016, February 6, 2017 and February 6, 2018. The option has a term of ten years.

The 2015 performance criteria for Mr. Posner are the same as those described above for Mr. Johnson.

Bradford Barton

In connection with his appointment as our chief operating officer, pursuant to an offer letter dated May 14, 2013, the Company has agreed to pay Mr. Barton an annual salary of $240,000, an annual bonus of up to 60% of his prorated annual base salary based on the achievement of mutually agreed upon objectives, a monthly stipend of $700 to cover auto and telephone expenses, and medical, dental, 401(k), group life and long-term disability benefits.

On February 6, 2015, Mr. Barton received a restricted stock award grant of 100,000 shares of common stock pursuant to our 2014 Long-Term Incentive Plan. The restricted shares vest in three equal annual installments, with one-third vesting on each of February 6, 2016, February 6, 2017 and February 6, 2018, provided that Mr. Barton remains employed by us on the applicable vesting date, and subject to the terms and conditions of that certain restricted stock award agreement by and between us and Mr. Barton, effective as of February 6, 2015. On the same date, Mr. Barton also received an option to purchase 115,000 shares of common stock at an exercise price of $6.23 per share pursuant to the 2014 Long-Term Incentive Plan, with one-third vesting and becoming exercisable on each of February 6, 2016, February 6, 2017 and February 6, 2018. The option has a term of ten years.

The 2015 performance criteria for Mr. Barton are the same as those described above for Mr. Johnson.

During the portion of the fiscal year ended December 31, 2014 prior to becoming our chief operating officer, Mr. Barton was paid as outlined above. On March 6, 2014, Mr. Barton received an option to purchase 70,000 shares of common stock at an exercise price of $9.00 per share pursuant to the 2011 Long-Term Incentive Plan, with one-third vesting and becoming exercisable on each of March 6, 2015, March 6, 2016 and March 6, 2017. The option has a term of ten years.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
David Johnson	59,200	-		$4.38	11/29/22
David Johnson	59,200	-		$6.56	11/29/22
David Johnson	59,200	-		$8.75	11/29/22
David Johnson	279,227	-		$3.28	02/04/23
David Johnson	117,125	-		$3.50	11/14/23
David Johnson	324,684	405,851	[1]	$6.82	12/20/23
David Johnson						184,699	[2]	$ 978,905	[3]
Brian Posner	61,714	-		$4.38	09/03/23
Brian Posner	61,714	-		$6.56	09/03/23
Brian Posner	-	61,714	[4]	$8.75	09/03/23
Brian Posner	-	70,000	[5]	$9.00	03/06/24
Brad C. Barton	36,570	18,285	[6]	$4.38	05/10/23
Brad C. Barton	36,570	18,285	[6]	$5.47	05/10/23
Brad C. Barton	36,570	18,285	[6]	$6.56	05/10/23
Brad C. Barton	36,570	18,285	[6]	$8.75	05/10/23
Brad C. Barton	36,570	18,285	[6]	$10.94	05/10/23
Brad C. Barton	-	70,000	[5]	$9.00	03/06/24
James Sapirstein	212,261	-		$4.38	03/14/16

(1)	Vests and becomes exercisable in five equal installments on the first day of each calendar quarter during the period commencing on January 1, 2015 and ending on January 1, 2016.

(2)	Represents a restricted stock award ("RSA") granted on January 6, 2014. The RSA vests and becomes exercisable on a pro rata basis on the first day of each calendar quarter commencing January 1, 2015 and ending on October 1, 2015.

(3)	Computed by multiplying the number of non-vested RSA shares by $5.30, which was the closing market price of our common stock on December 31, 2014.

(4)	Vests and becomes exercisable on September 3, 2015.
(5)	Vests and becomes exercisable as follows: 23,333 shares on March 6, 2015, 23,333 shares on March 6, 2016, and 23,334 shares on March 6, 2017.

(6)	Vests and becomes exercisable on May 17, 2015.

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

2011 Long-Term Incentive Plan

Our board of directors adopted the 2011 Long-Term Incentive Plan on November 7, 2011, which was approved by our shareholders at our 2011 annual meeting held on December 19, 2011. The purpose of our 2011 Long-Term Incentive Plan is to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. Our 2011 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. Our 2011 Long-Term Incentive Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Our 2011 Long-Term Incentive Plan is administered by our board of directors. A total of 1,828,572 shares of common stock are reserved for award under the 2011 Plan, of which 15,179 were available for future issuance as of December 31, 2014.

2014 Long-Term Incentive Plan

Our board of directors approved the 2014 Long-Term Incentive Plan on April 10, 2014, which was approved by our stockholders at our annual meeting held on June 5, 2014 and adopted on that date. The purpose of the 2014 Long-Term Incentive Plan is to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2014 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. The 2014 Long-Term Incentive Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The 2014 Long-Term Incentive Plan is administered by our board of directors. A total of 2,000,000 shares of common stock are reserved for award under the 2014 Long-Term Incentive Plan, of which 1,742,000 were available for future issuance as of December 31, 2014.

Director Compensation

The following table shows information concerning our directors, other than David Johnson, during the year ended December 31, 2014.

	Year	Fees Earned or Paid in Cash		Stock Awards [1]		Option Awards [1]		Total
Jerome Zeldis, M.D., Ph.D.	2014	$60,000		$-		$34,693	(2)	$94,693
Andrew Africk (3)	2014	$18,000		$-		$29,037	(4)	$47,037
Perry Karsen	2014	$ -	(5)	$-		$ -	(6)	$-
Joseph Leone	2014	$45,000		$-		$34,693	(2)	$79,693
Gary Restani (7)	2014	$18,750		$-		$29,037	(4)	$47,787
Jeffrey Sklar	2014	$46,000		$-		$34,693	(2)	$80,693
David Stefansky (8)	2014	$7,500	(9)	$49,007	(15)	$34,574	(10)	$91,081
Kenneth Pearsen, M.D. (11)	2014	$15,000		$-		$34,693	(10)	$49,693
Richard Rosenblum (12)	2014	$15,000	(13)	$49,909	(15)	$-		$64,909
Kenneth Londoner (14)	2014	$10,125		$-		$-		$10,125

(1)	The amounts reported represent the grant date fair value of the awards granted during the year ended December 31, 2014, calculated in accordance with FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 10. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2014 included in this Annual Report.

(2)	An option to purchase 5,000 shares of common stock was granted during the year ended December 31, 2014.

(3)	Mr. Africk became a director on July 21, 2014.

(4)	An option to purchase 7,000 shares of common stock was granted during the year ended December 31, 2014.

(5)	Mr. Karsen waived cash compensation for serving as a director during the year ended December 31, 2014.

(6)	Mr. Karsen waived his option grant for serving as a director during the year ended December 31, 2014.

(7)	Mr. Restani became a director on July 21, 2014.

(8)	Mr. Stefansky resigned as a director on July 21, 2014.

(9)	Includes monthly payments of $2,500 through March 2014. Mr. Stefansky waived cash compensation for serving as a director during the year ended December 31, 2014.

(10)	This option to purchase 5,000 shares of common stock was forfeited upon departure from the board.

(11)	Dr. Pearsen resigned as a director on July 21, 2014.

(12)	Mr. Rosenblum resigned as a director on January 17, 2014.

(13)	Includes monthly payments of $2,500 through June 2014.

(14)	Mr. Londoner resigned as a director on March 20, 2014.

(15)	On January 6, 2014, we entered into an option cancellation and release agreement with each of Richard Rosenblum, our former president, co-executive chairman and director, and David Stefansky, our former co-executive chairman and current director, pursuant to which the parties agreed to cancel certain options to purchase 278,096 shares of common stock at exercise prices ranging from $6.34 to $9.19 that were previously granted to each of Messrs. Rosenblum and Stefansky, as set forth in the applicable stock option agreements. In exchange for the cancellation of their respective options and option agreements, we granted to each of Messrs. Rosenblum and Stefansky, pursuant to the Alliqua, Inc. 2011 Long-Term Incentive Plan, 194,667 full shares of common stock of the Company as of January 6, 2014. The amount above represents the incremental fair value of the modified award as of the modification date.

For the year ended December 31, 2014, cash compensation for non-employee directors, including the board chair, was $30,000. In addition, the audit committee chair was paid $12,000, the compensation committee chair was paid $10,000, other audit committee members were paid $6,000, other compensation committee members were paid $4,500 and nominating and corporate governance committee members, including the chair, were paid $3,000. Each non-employee director also received stock options to purchase 5,000 shares of our common stock. The exercise price of the grant was $9.00. These stock options will vest monthly over a 12 month period from the date of grant and have a ten-year term.

For the year ending December 31, 2015, cash compensation will remain the same as 2014. Each non-employee director will also receive stock options to purchase 5,000 shares of our common stock at the beginning of their term. The exercise price of the grant is the closing price of our common stock at the date of the grant. These stock options will vest monthly over a 12 month period from the date of grant and have a ten-year term.

Mr. Karsen has waived his cash compensation and stock option grant for the year ending December 31, 2015.

For the year ending December 31, 2014, we engaged Frederic W. Cooke & Co., Inc., to prepare a competitive review of our non-employee director compensation program and make appropriate recommendations. The hiring of this consultant was requested by our compensation committee. The consultant was formally engaged by our chief financial officer, after consultation with the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,316,620		$5.91	1,757,179

Equity compensation plans not approved by security holders	3,578,754	(1)	$6.76	-

Total	4,895,374		$6.53	1,757,179

(1) Comprised of the following awards:

•	A warrant to purchase 1,143 shares of common stock, with a five year term, at an exercise price of $3.50 was issued to a consultant on April 9, 2012, vesting on the date of grant.

•	A warrant to purchase 1,143 shares of common stock, with a five year term, at an exercise price of $3.50 was issued to a consultant on May 9, 2012, vesting on the date of grant.

•	An option granted to a consultant to purchase 22,857 shares of common stock, granted on July 31, 2012, with an exercise price of $4.38 per share and a term of five years, vesting on the date of grant.

•	An option granted to a consultant to purchase 11,429 shares of common stock, granted on August 15, 2012, with an exercise price of $4.38 per share and a term of five years, vesting on the date of grant.

•	Options granted to two consultants to purchase 22,857 shares of common stock each, granted on September 19, 2012, each with an exercise price of $4.38 per share and a term of five years, each vesting as to 5,714 shares on the date of grant, as to 2,286 shares in each of following seven quarters and as to 1,142 shares in the final quarter.

•	An option granted to Mr. Sapirstein to purchase 212,261 shares of common stock, with an exercise price of $4.38, granted on November 8, 2012, and expiring March 14, 2016.

•	An option granted to a director on November 27, 2012, with a term of ten years, to purchase 457,143 shares of common stock The options are scheduled to vest and become exercisable as follows: (i) options to purchase 57,143 shares of common stock with an exercise price of $8.75 per share vesting upon the date of grant; (ii) options to purchase 57,143 shares of common stock with an exercise price of $8.75 per share vesting on each of the first, second, and third year anniversaries of the date of grant; and (iii) options to purchase 228,571 shares of common stock with an exercise price of $8.75 per share vesting upon the meeting of certain performance criteria. Options to purchase 171,429 shares were forfeited prior to December 31, 2013.

•	An option granted to an officer on November 27, 2012, with a term of five years, to purchase 11,429 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant. 900 options under this grant have been exercised and are not included in the table above.

•	An option granted to a director on November 27, 2012, with a term of five years, to purchase 26,286 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant.

•	An option granted to a director on November 27, 2012, with a term of five years, to purchase 3,429 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant.

•	An option granted to a director on November 27, 2012, with a term of five years, to purchase 60,571 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant. 20,571 options under this grant have been exercised and are not included in the table above.

•	An option granted to a director on November 27, 2012, with a term of five years, to purchase 60,571 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant.

•	An option granted to Mr. Johnson to purchase 177,600 shares of common stock, granted on November 27, 2012, vesting as follows: (i) options to purchase 59,200 shares of common stock at an exercise price of $4.38 per share, which vested and became exercisable on November 29, 2012; (ii) options to purchase 59,200 shares of common stock at an exercise price of $6.56 per share, which vested and became exercisable on November 29, 2013; (iii) and options to purchase 59,200 shares of common stock at an exercise price of $8.75 per share, which vested and became exercisable on November 29, 2014.

•	An option granted to a consultant to purchase 39,999 shares of common stock, granted on May 10, 2013, with an exercise price of $4.38 per share and a term of ten years, vesting 22,857 shares of common stock on the date of grant and 5,714 shares of common stock on September 30, 2013, December 31, 2013 and March 31, 2014. 25,000 options under this grant have been exercised and are not included in the table above.

•	An option granted to a consultant to purchase 5,715 shares of common stock, granted on May 10, 2013, with an exercise price of $4.38 per share and a term of ten years, with 1,429 shares of common stock vesting on the first anniversary of the date of grant and 4,286 shares of common stock vesting on the fourth anniversary of the date of grant.

•	An option granted to a consultant to purchase 17,142 shares of common stock, granted on May 30, 2013, with a term of ten years, vesting as follows: (i) options to purchase 5,714 shares of common stock vesting immediately on the date of grant with an exercise price of $4.38 per share; (ii) options to purchase 5,714 shares of common stock vesting on January 1, 2014 with an exercise price of $6.56 per share; and (iii) 5,714 shares vesting on January 1, 2015 with an exercise price of $8.75 per share.

•	An option granted to an employee on May 10, 2013, with a term of ten years, to purchase 171,432 shares of common stock, vesting as follows: (i) options to purchase 57,144 shares of common stock immediately on the date of grant; and (ii) options to purchase 57,144 shares of common stock on each of the first and second year anniversaries of the date of grant. The exercise price for one-fourth of each tranche is $4.38, $5.47, $6.56, and $8.75 per share.

•	An option granted to an employee on May 10, 2013, with a term of ten years, to purchase 274,275 shares of common stock vesting as follows: (i) options to purchase 54,855 shares of common stock immediately on the date of grant; and (ii) options to purchase 54,855 shares of common stock on each of the first, second, third, and fourth year anniversaries of the date of grant. The exercise price for one-fifth of each tranche is $4.38, $5.47, $6.56, $8.75 and $10.94 per share.

•	An option granted to Dr. Zeldis on July 22, 2013 to purchase 622,170 shares of common stock. The options are scheduled to vest and become exercisable as follows: (i) options to purchase 207,390 shares of common stock at $6.56 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $10,000,000 by April 15, 2016; (ii) options to purchase 207,390 shares of common stock with an exercise price of $8.75 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $20,000,000 by April 17, 2017; and (iii) options to purchase 207,390 shares of common stock with an exercise price of $10.94 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $25,000,000 by April 17, 2018.

•	An option granted to a consultant to purchase 11,428 shares of common stock, granted on August 15, 2013, with an exercise price of $4.38 per share and a term of ten years, with 2,857 shares of common stock vesting on the first anniversary of the date of grant and 8,571 shares of common stock vesting on the third anniversary of the date of grant.

•	An option granted to Mr. Posner to purchase 185,142 shares of common stock, granted on September 3, 2013. See “Executive Compensation” for a description of the terms of this award.

•	An option granted to a former officer on September 3, 2013, expiring December 31, 2016, to purchase 114,286 shares of common stock, with an exercise price of $4.38 per share vesting on the date of grant. 21,477 options under this grant have been exercised and are not included in the table above.

•	A warrant to purchase 6,857 shares of common stock, with a five year term, at an exercise price of $4.38 was issued to a consultant on September 11, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	A warrant to purchase 6,857 shares of common stock, with a five year term, at an exercise price of $4.38 was issued to a consultant on October 28, 2013, vesting on the one year anniversary of the date of grant.

•	A warrant to purchase 3,429 shares of common stock, with a five year term, at an exercise price of $5.69 was issued to a consultant on October 28, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	Warrants to two consultants to each purchase 8,000 shares of common stock, with a five year term, at an exercise price of $4.38 were issued on November 12, 2013, each vesting in 12 equal monthly installments over the first year from the date of issuance.

•	A warrant to purchase 9,143 shares of common stock, with a five year term, at an exercise price of $4.38 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	A warrant to purchase 13,714 shares of common stock, with a five year term, at an exercise price of $4.38 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	Warrants to two consultants to each purchase 4,000 shares of common stock, with a five year term, at an exercise price of $5.69 were issued on November 12, 2013, each vesting in 12 equal monthly installments over the first year from the date of issuance.

•	A warrant to purchase 4,571 shares of common stock, with a five year term, at an exercise price of $5.69 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	A warrant to purchase 6,857 shares of common stock, with a five year term, at an exercise price of $5.69 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•	An option granted to Mr. Johnson to purchase 117,125 shares of common stock, granted on November 14, 2013. See “Executive Compensation” for a description of the terms of this award.

•	An option granted to Mr. Johnson to purchase 730,535 shares of common stock, granted on December 20, 2013. See “Executive Compensation” for a description of the terms of this award.

•	An option granted to an employee on December 20, 2013, with a term of ten years, to purchase 50,000 shares of common stock with an exercise price of $6.82 per share vesting as follows: (i) options to purchase 12,500 shares of common stock immediately on the date of grant; and (ii) options to purchase 12,500 shares of common stock on each of the first, second, and third year anniversaries of the date of grant.

•	An option granted to a consultant to purchase 11,428 shares of common stock, granted on November 1, 2013, with a term of 22 months, vesting as to 50% of the shares on the date of grant with an exercise price of $4.38 per share and 50% of the shares on the date of grant with an exercise price of $6.56 per share. 5,714 options under this grant have been exercised and are not included in the table above.

•	An option granted to a consultant to purchase 34,286 shares of common stock, granted on November 14, 2013, with an exercise price of $5.69 per share and a term of five years, vesting on the date of grant.

—	An option granted to a consultant on November 15, 2013, with a term of ten years, to purchase 22,857 shares of common stock vesting as follows: (i) options to purchase 7,619 shares of common stock immediately on the date of grant with an exercise price of $3.94 per share; (ii) options to purchase 7,619 shares of common stock on the first year anniversary of the date of grant with an exercise price of $6.56 per share; and (iii) 7,619 shares of common stock on the second anniversary of the date of grant with an exercise price of $8.75 per share.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 20,000 shares of common stock with an exercise price of $6.99 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 50,000 shares of common stock with an exercise price of $6.99 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 7,500 shares of common stock with an exercise price of $6.99 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 91,520 shares of common stock with an exercise price of $6.99 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 80,000 shares of common stock with an exercise price of $6.99 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 23, 2015 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Alliqua BioMedical, Inc., 2150 Cabot Blvd. West, Langhorne, PA 19047. As of February 17, 2015, we had 16,825,095 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Celgene Corporation 86 Morris Avenue Summit, New Jersey 07901	3,365,854	(2)	18.9%

Broadfin Healthcare Master Fund, Ltd. c/o 20 Genesis Close Ansbacher House, Second Floor PO Box 1344 Grand Cayman E9 KY 1-1108 Cayman Islands	1,270,910	(3)	7.5%

J. Goldman & Co., L.P. 510 Madison Avenue, 26th floor New York, NY 10022	1,204,086	(4)	7.2%

Perceptive Advisors, LLC 499 Park Avenue, 25th Floor New York, New York 10022	1,168,165	(5)	6.9%

Officers and Directors
David I. Johnson	1,702,602	(6)	9.5%
Brian Posner	254,401	(7)	1.5%
Bradford Barton	331,270	(8)	1.9%
Jerome Zeldis	768,044	(9)	4.4%
Andrew Africk	262,392	(10)	1.6%
Perry Karsen	-		-
Joseph M. Leone	103,074	(11)	*
Gary Restani	5,250	(12)	*
Jeffrey Sklar	74,258	(13)	*
Directors and executive officers as a group (9 persons)	3,501,292		17.4%

* Represents ownership of less than 1%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 23, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on information contained in Amendment No. 2 to Schedule 13D filed with the SEC on April 1, 2014. Comprised of (i) 2,386,760 shares of our common stock owned directly by Celgene Corporation and (ii) 979,094 shares of our common stock issuable to Celgene Corporation upon the exercise of warrants that are currently exercisable. Celgene Corporation is a publicly traded corporation listed on the Nasdaq Stock Market.

(3)	Based on information contained in Amendment No. 1 to Schedule 13F filed with the SEC on February 17, 2015. Comprised of (i) 1,170,910 shares of our common stock owned directly by Broadfin Healthcare Master Fund, Ltd., and (ii) 100,000 shares of our common stock issuable to Broadfin Healthcare Master Fund, Ltd. upon the exercise of warrants that are currently exercisable. Broadfin Capital, LLC is the investment adviser to Broadfin Healthcare Master Fund, LTD. Kevin Kotler is the managing member of Broadfin Capital, LLC and has investment and voting control over the shares of common stock beneficially owned by Broadfin Healthcare Master Fund LTD.

(4)	Based on information contained in Schedule 13F filed on February 17, 2015. Comprised of (i) 1,189,800 shares of our common stock owned directly by J. Goldman & Co. LP and (ii) 14,286 shares of our common stock issuable to J. Goldman & Co. LP upon the exercise of warrants that are currently exercisable. J. Goldman & Co., L.P. is the investment manager of J. Goldman Master Fund L.P. Jay G. Goldman, as president of J. Goldman & Co. L.P., has voting and investment control over the shares of common stock beneficially owned by J. Goldman Master Fund L.P.

(5)	Based on information contained in Schedule 13G filed on February 17, 2015. Comprised of (i) 1,121,951 shares of our common stock owned directly by Perceptive Advisors, LLC, and (ii) 46,214 shares of our common stock issuable to Perceptive Advisors, LLC upon the exercise of warrants that are currently exercisable.

(6)	Comprised of (i) 613,407 shares of our common stock owned directly by Mr. Johnson, (ii) 1,060,977 shares of our common stock issuable to Mr. Johnson upon the exercise of vested stock options, and (iii) 28,218 shares of common stock issuable upon the exercise of warrants held by Mr. Johnson.

(7)	Comprised of (i) 107,640 shares of our common stock owned directly by Mr. Posner and (ii) 146,761 shares of our common stock issuable to Mr. Posner upon the exercise of vested stock options.

(8)	Comprised of (i) 115,210 shares of our common stock owned directly by Mr. Barton, (ii) 206,183 shares of our common stock issuable to Mr. Barton upon the exercise of vested stock options, and (iii) 9,877 shares of common stock issuable upon the exercise of warrants held by Mr. Barton.

(9)	Comprised of (i) 272,750 shares of our common stock owned directly by Mr. Zeldis, (ii) 316,544 shares of our common stock issuable to Mr. Zeldis upon the exercise of stock options that are vested or will vest within 60 days, and (iii) 178,750 shares of common stock issuable upon the exercise of warrants held by Mr. Zeldis.

(10)	Comprised of (i) 214,285 shares of our common stock beneficially owned by Mr. Africk, (ii) 5,250 shares of our common stock issuable to Mr. Africk upon the exercise of stock options that are vested or will vest within 60 days, and (iii) 42,857 shares of common stock issuable upon the exercise of warrants beneficially owned by Mr. Africk.

(11)	Comprised of (i) 15,323 shares of our common stock owned directly by Mr. Leone, (ii) 75,856 shares of our common stock issuable to Mr. Leone upon the exercise of stock options that are vested or will vest within 60 days, and (iii) 11,895 shares of common stock issuable upon the exercise of warrants held by Mr. Leone.

(12)	Comprised of shares of our common stock issuable to Mr. Restani upon the exercise of vested stock options that are vested or will vest within 60 days.

(13)	Comprised of (i) 22,857 shares of our common stock owned directly by Mr. Sklar, (ii) 686 shares of our common stock held in a custodial account for a child, of which Mr. Sklar disclaims beneficial ownership, (iii) 39,286 shares of our common stock issuable to Mr. Sklar upon the exercise of stock options that are vested or will vest within 60 days, and (iii) 11,429 shares of common stock issuable upon the exercise of warrants held by Mr. Sklar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Related Transactions and Relationships

We effected a 1-for-43.75 reverse stock split of our outstanding common stock on November 18, 2013. Unless otherwise indicated, the share numbers and prices described below have been adjusted to give effect to the reverse stock split.

On March 14, 2014, James Sapirstein resigned as chief executive officer of Alliqua Biomedical, Inc., our wholly-owned subsidiary, effective immediately. In connection with his resignation, we entered into a general release and severance agreement with Mr. Sapirstein, pursuant to which, among other things, (i) that certain executive employment agreement between Mr. Sapirstein and the Company, dated September 28, 2012 was terminated, except with respect to the provisions of the employment agreement relating to confidentiality and restrictive covenants that remain in effect, (ii) Mr. Sapirstein resigned from his positions with the Company, and (iii) we agreed to provide Mr. Sapirstein with the following: (a) a lump sum payment in the amount of $210,000; (b) severance payments, in an amount equal to his base salary for a severance period of six months, commencing on the 60th day following the date of resignation; (c) continued health insurance coverage for the severance period; and (d) the full and immediate vesting of all outstanding stock options and restricted stock unit awards granted to Mr. Sapirstein, with such stock options remaining exercisable for a period of two years following the date of resignation.

On January 6, 2014, we entered into an option cancellation and release agreement with each of Richard Rosenblum, our former president, co-executive chairman and director, and David Stefansky, our former co-executive chairman and current director, pursuant to which the parties agreed to cancel certain options to purchase 278,096 shares of common stock at exercise prices ranging from $6.34 to $9.19 that were previously granted to each of Messrs. Rosenblum and Stefansky, as set forth in the applicable stock option agreements. In exchange for the cancellation of their respective options and option agreements, we granted to each of Messrs. Rosenblum and Stefansky, pursuant to our 2011 Long-Term Incentive Plan, 194,667 full shares of common stock of the Company as of January 6, 2014.

On November 14, 2013, we entered into a license, marketing and development agreement with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property of certain placental based products, including ECMs, an extracellular matrix derived from the human placenta, and Biovance, CCT’s proprietary wound coverings produced from decellularized, dehydrated human amniotic membrane, to develop and commercialize ECMs and Biovance in the United States. Following the commencement of commercial sales of the licensed products under the agreement, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. In addition, on November 14, 2013, we entered into a supply agreement, amended on April 10, 2014, with CCT pursuant to which CCT will supply us with our entire requirement of Biovance for distribution and sale in the United States, and on April 10, 2014, we entered into a supply agreement with CCT pursuant to which CCT will supply us with our entire requirement of ECMs when they receive regulatory clearance and/or approval in the United States, for distribution and sale in the United States. On September 30, 2014, we entered into a first amendment to the license, marketing and development agreement pursuant to which we received the right to market Biovance for podiatric and orthopedic applications. On the same date, we entered into a second amendment to the Biovance supply agreement pursuant to which the parties amended certain representations and warranties of CCT concerning the shelf-life of the manufactured product. CCT is a wholly-owned subsidiary of Celgene, which owns more than 5% of our voting securities. Jerome Zeldis, M.D., Ph.D., who is the current chairman of our board of directors and director nominee, is the chief executive officer of Celgene Global Health and chief medical officer of Celgene. Perry Karsen, who is a member of our board of directors and director nominee, is the executive vice president and chief operations officer of Celgene and the chief executive officer of CCT.

On November 11, 2013, we entered into a separation and general release agreement with David Stefansky, our former co-executive chairman and current director, pursuant to which Mr. Stefansky’s employment agreement with us, dated as of May 31, 2012, was terminated effective as of December 31, 2012. Pursuant to the separation and general release agreement, in exchange for Mr. Stefansky waiving and releasing us from any claims he may have had against us, all unvested options to purchase shares of our common stock held by Mr. Stefansky were immediately vested in full. On November 11, 2013, retroactively effective to January 1, 2013, and in connection with the simultaneous execution of a separation and general release agreement, we also entered into a consulting agreement with Mr. Stefansky, pursuant to which, through December 31, 2014, Mr. Stefansky will provide certain advisory and transitional consulting services to the Company at the Company’s request in exchange for (i) a one-time grant of 186,165 shares of common stock and (ii) monthly payments of $2,500. Mr. Stefansky received these payments from December 2013 through March 2014.

On September 3, 2013, Steven Berger resigned as our chief financial officer, secretary and treasurer, and in connection Mr. Berger’s resignation, we entered into a transition agreement and release, dated September 3, 2013, pursuant to which we granted Mr. Berger an award of nonqualified stock options to purchase 114,286 shares of common stock at an exercise price of $4.38, which vested immediately upon the execution of a release by Mr. Berger on such date. The options have a term of three years. We paid Mr. Berger’s salary through December 31, 2013 and we also agreed to pay Mr. Berger $600 per month during 2014.

On June 28, 2013, we entered into a separation and general release agreement with Richard Rosenblum, our former president, co-executive chairman and director, pursuant to which Mr. Rosenblum’s employment agreement with us, dated as of May 16, 2012 was terminated effective as of December 31, 2012. Pursuant to the separation and general release agreement, in exchange for Mr. Rosenblum waiving and releasing us from any claims he may have had against us, all unvested options to purchase shares of our common stock held by Mr. Rosenblum were immediately vested in full and we entered into a consulting agreement with Mr. Rosenblum, dated as of June 28, 2013, retroactively effective to January 1, 2013. Pursuant to the consulting agreement, through December 31, 2014, Mr. Rosenblum will provide certain consulting services to us at our request in exchange for (i) a one-time grant of 186,165 shares of common stock, and (ii) monthly payments of $2,500. Mr. Rosenblum received these payments from July 2013 through July 2014.

Private Placements

On April 14, 2014, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 2,139,287 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 427,857 shares of common stock at an exercise price of $10.50 per share, in exchange for aggregate consideration of approximately $14,975,000. The investors in this private placement transaction included Celgene, who purchased 714,286 units at a price per unit of $7.00, for an aggregate purchase price of $5,000,000, Broadfin Healthcare Master Fund, Ltd., a greater than 5% beneficial owner of our common stock, who purchased 500,000 units at a price per unit of $7.00, for an aggregate purchase price of $3,500,000 and Perceptive Life Sciences Master Fund Ltd., together with its affiliates, a greater than 5% beneficial owner of our common stock, who purchased 231,071 units at a price per unit of $7.00, for an aggregate purchase price of $1,617,500.

On April 11, 2014, we entered into a letter agreement with certain of the holders of warrants to purchase shares of our common stock that were granted pursuant to a securities purchase agreement dated November 18, 2013. Pursuant to the letter agreement, any holders that exercised their warrants on or before April 11, 2014 would receive, upon the closing of such transaction, certain registration rights for the shares of common stock that (i) were issued to the exercising holders pursuant to the November purchase agreement and (ii) were issuable upon the exercise of the warrants. On April 11, 2014, we received approximately $5,293,000 upon the exercise of the warrants, and issued a total of 930,313 shares of common stock pursuant to the terms of the warrants. Under the terms of the letter agreement, on or prior to July 9, 2014, we are required, at our expense, to use our reasonable best efforts to prepare and file with the SEC a registration statement on Form S-3 (or such other form if, at such time, we are not eligible to utilize such Form S-3) covering the resale of all of the registrable securities, and we are required to use our reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as practicable thereafter. Broadfin Healthcare Master Fund, Ltd. and Perceptive Advisors LLC, together with its affiliates, a greater than 5% beneficial owner of our common stock, entered into the letter agreement and purchased 348,432 and 278,746 shares of common stock, respectively, for consideration of $1,982,578.08 and $1,586,064.74, respectively, upon the exercise of these warrants.

On November 14, 2013, we entered into a stock purchase agreement with Celgene, pursuant to which we sold, on November 18, 2013, an aggregate of 1,672,474 shares of our common stock and a five year warrant to purchase an aggregate of 836,237 shares of our common stock at an exercise price of $5.69 per share, in exchange for aggregate consideration of $6,000,000. In connection with the stock purchase agreement, Celgene received the right to appoint a director to our board. Accordingly, on November 27, 2013, we increased the size of our board to nine directors and appointed Mr. Karsen, the individual designated by Celgene, as a Class I director, to fill the newly created vacancy and to serve in such capacity until our next annual meeting of shareholders, until his successor is duly elected and qualified, or his earlier death, resignation or removal. Mr. Karsen, who is a member of our board of directors and director nominee, is the executive vice president and chief operations officer of Celgene.

On June 28, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 557,862 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 557,862 shares of common stock at an exercise price of $4.24 per share, in exchange for aggregate consideration of $1,976,925. The investors in this private placement transaction included Jerome Zeldis, M.D., Ph.D., who purchased 197,530 units at a price per unit of $3.54, for an aggregate purchase price of $700,000, David Johnson and David Stefansky, who each purchased 14,109 units at a price per unit of $3.54, for an aggregate purchase price of $50,000 and Joseph Leone and Kenneth Pearsen, who each purchased 2,821 units at a price per unit of $3.54, for an aggregate purchase price of $10,000.

On February 22, 2013, we entered into a securities purchase agreement with certain accredited investors pursuant to which we issued, in the aggregate, (i) 107,372 shares of common stock and (ii) five year warrants to purchase, in the aggregate, up to 107,372 shares of common stock at an exercise price of $4.24 per share, in exchange for aggregate consideration of $380,500. The investors in this private placement transaction included Jerome Zeldis, M.D., Ph.D., who purchased 28,218 units at a price per unit of $3.54, for an aggregate purchase price of $100,000, David Johnson, David Stefansky and an affiliate of Richard Rosenblum, who each purchased 14,109 units at a price per unit of $3.54, for an aggregate purchase price of $50,000 each and Joseph Leone, who purchased 5,643 units at a price per unit of $3.54, for an aggregate purchase price of $20,000.

In accordance with our audit committee charter, the audit committee is required to approve all related party transactions. In general, the audit committee will review any proposed transaction that has been identified as a related party transaction under Item 404 of Regulation S-K, which means a transaction, arrangement or relationship in which we and any related party are participants in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years. A related party includes (i) a director, director nominee or executive officer of us, (ii) a security holder known to be an owner of more than 5% of our voting securities, (iii) an immediate family member of the foregoing or (iv) a corporation or other entity in which any of the foregoing persons is an executive, principal or similar control person or in which such person has a 5% or greater beneficial ownership interest.

Director Independence

The board of directors has determined that each of Andrew Africk, Joseph Leone, Gary Restani, Jeffrey Sklar and Jerome Zeldis, M.D., Ph.D. satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or a shareholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Marcum LLP for the fiscal years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$175,430	$165,000
Audit-related fees	$8,996	$8,500
Tax fees	$-	$-
All other fees	$114,906	$5,000
Total	$299,332	$178,500

Audit Fees

Audit fees for the years ended December 31, 2014 and 2013 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim condensed financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2014 and 2013. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Audit-Related Fees

Audit-related fees for the year ended December 31, 2014 include services in connection with our registration statement on Form S-3 filed in August 2014 and Form S-3/A filed in September 2014. Audit-related fees for the year ended December 31, 2013 include services in connection with our registration statement on Form S-8 filed in January 2014.

Tax Fees

Marcum LLP did not provide any professional services for tax compliance, tax advice or tax planning for the years ended December 31, 2014 and 2013.

All Other Fees

All other fees for the year ended December 31, 2014 include services in connection with the audit of our acquisition of Choice Therapeutics, Inc. in May 2014. All other fees for the year ended December 31, 2013 include services in connection with our up-listing to the Nasdaq Capital Market in January 2014.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

Our audit committee pre-approves all auditing and permitted non-audit services to be performed for us by our independent auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services. The Audit Committee pre-approved all of the fees set forth in the table above.

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

ALLIQUA BIOMEDICAL, INC.
By:	/s/ DAVID JOHNSON
David Johnson
President and Chief Executive Officer

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID JOHNSON	President, Chief Executive	February 24, 2015
David Johnson	Officer and Director
(principal executive officer)

/s/ BRIAN M. POSNER	Chief Financial Officer, Treasurer and	February 24, 2015
Brian M. Posner	Secretary (principal financial and
accounting officer)

/s/JEROME ZELDIS	Chairman of the Board of Directors	February 24, 2015
Jerome Zeldis, M.D., Ph.D.

/s/ JOSEPH LEONE	Director	February 24, 2015
Joseph Leone

/s/ PERRY KARSEN	Director	February 24, 2015
Perry Karsen

/s/ ANDREW AFRICK	Director	February 24, 2015
Andrew Africk

/s/ GARY RESTANI	Director	February 24, 2015
Gary Restani

/s/ JEFFREY SKLAR	Director	February 24, 2015
Jeffrey Sklar

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 5, 2014, by and between Alliqua, Inc., ALQA Merger Sub, Inc., Choice Therapeutics, Inc. and E. James Hutchens, as the Stockholder Representative, incorporated by reference to Exhibit 2.1 to the Form 8-K filed May 6, 2014.
2.2	Agreement and Plan of Merger, dated June 5, 2014, by and between Alliqua, Inc. and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 11, 2014.
2.3

Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 2, 2015.***

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 11, 2014.
3.2	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to the Form 8-K filed June 11, 2014.
3.3	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 11, 2014.
4.1	Form of Series E Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Form 8-K filed May 17, 2010.
4.2	Form of Series F Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 to the Form 8-K filed May 17, 2010.
4.3	Investor Warrant Issued March 2, 2011, incorporated by reference to Exhibit 10.2 to the Form 8-K filed March 3, 2011.
4.4	Placement Agent Warrant Issued March 2, 2011, incorporated by reference to Exhibit 10.3 to the Form 8-K filed March 3, 2011.
4.5	Form of Warrant used in connection with February 16, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 21, 2012.
4.6	Form of Warrant used in connection with August 14, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 16, 2012.
4.7	Form of Warrant used in connection with November 8, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012.
4.8	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.
4.9	Form of Warrant used in connection with April and May 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.
4.10	Form of Warrant used in connection with June 28, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed July 5, 2013.
4.11	Form of $0.10 Warrant used in connection with October 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 28, 2013.

4.12	Warrant issued to Celgene Corporation on November 18, 2013, incorporated by reference to Exhibit 4.12 to the Form 10-K filed December 31, 2013.
4.13	Form of Warrant used in connection with November 18, 2013 private placement, incorporated by reference to Exhibit 4.13 to the Form 10-K filed December 31, 2013.
4.14	Form of Warrant, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 15, 2014.
10.1+	2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form S-8 filed on May 8, 2003.
10.2+	Form of Nonstatutory Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form 10-K/A filed May 16, 2013.
10.3+	Form of Incentive Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-K/A filed May 16, 2013.
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 17, 2010.
10.5+	Form of Offer Letter, incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 5, 2011.
10.6+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.
10.7	Securities Purchase Agreement, dated as of March 2, 2011, by and between the Company and the purchasers identified therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 3, 2011.
10.8	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.9	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.10+	2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2011.
10.11	Form of Securities Purchase Agreement, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 21, 2012.

10.12+	Executive Employment Agreement, dated as of May 16, 2012, by and between the Company and Richard Rosenblum, incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 17, 2012.
10.13+	Executive Employment Agreement, dated as of May 31, 2012, by and between the Company and David Stefansky, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 5, 2012.
10.14	Securities Purchase Agreement, dated as of August 14, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 16, 2012.
10.15+	Executive Employment Agreement, dated September 28, 2012, by and between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 3, 2012.

10.16	Securities Purchase Agreement, dated as of November 8, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012.
10.17+	Nonqualified Stock Option Agreement, dated as of November 8, 2012, by and between the Company and James Sapirstein, incorporated by reference to Exhibit 10.21 to the Form 10-K/A filed May 16, 2013.
10.18+	Restricted Stock Unit Award, dated as of November 8, 2012, by and between the Company and James Sapirstein, incorporated by reference to Exhibit 10.22 to the Form 10-K/A filed May 16, 2013.
10.19+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jerome Zeldis, incorporated by reference to Exhibit 10.23 to the Form 10-K/A filed May 16, 2013.
10.20+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Joseph Leone, incorporated by reference to Exhibit 10.24 to the Form 10-K/A filed May 16, 2013.
10.21+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jeffrey Sklar, incorporated by reference to Exhibit 10.26 to the Form 10-K/A filed May 16, 2013.
10.22+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Steven Berger, incorporated by reference to Exhibit 10.27 to the Form 10-K/A filed May 16, 2013.
10.23+	Nonqualified Stock Option Agreement, dated as of November 27, 2012, by and between the Company and Jerome Zeldis, incorporated by reference to Exhibit 10.28 to the Form 10-K/A filed May 16, 2013.
10.24+	Nonqualified Stock Option Agreement, dated as of November 29, 2012, by and between the Company and David Johnson, incorporated by reference to Exhibit 10.30 to the Form 10-K/A filed May 16, 2013.
10.25+	First Amendment to the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.
10.26+	Form of Nonstatutory Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-K/A filed May 16, 2013.
10.27+	Form of Incentive Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed May 16, 2013.
10.28+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.
10.29+	First Amendment to Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 7, 2013.

10.30+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.
10.31	Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.
10.32	Securities Purchase Agreement, dated as of April 11, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 26, 2013.
10.33+	Separation and General Release Agreement, dated as of June 28, 2013, by and between Alliqua, Inc. and Richard Rosenblum, incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 5, 2013.
10.34+	Consulting Agreement, dated as of June 28, 2013, by and between Alliqua, Inc. and Richard Rosenblum, incorporated by reference to Exhibit 10.2 to the Form 8-K filed July 5, 2013.
10.35	Securities Purchase Agreement, dated as of June 28, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.3 to the Form 8-K filed July 5, 2013.
10.36+	Offer Letter to Brian Posner, dated July 19, 2013, incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 9, 2013.
10.37+	Nonqualified Stock Option Agreement, dated September 3, 2013, between Brian Posner and Alliqua, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 9, 2013.
10.38+	Transition Agreement and Release, dated September 3, 2013, between Steven Berger and Alliqua, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed September 9, 2013.
10.39+	Nonqualified Stock Option Agreement, dated September 3, 2013, between Steven Berger and Alliqua, Inc., incorporated by reference to Exhibit 10.4 to the Form 8-K filed September 9, 2013.
10.40^	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed November 12, 2013.

10.41	Agreement, dated September 23, 2013, by and between Carolon Company and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.6 to the Form 10-Q filed November 12, 2013.
10.42	Securities Purchase Agreement, dated as of October 22, 2013, by and between Alliqua, Inc. and Crossover Healthcare Fund, LLC, incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 28, 2013.
10.43	Amendment to Securities Purchase Agreement, dated as of November 6, 2013, by and between Alliqua, Inc. and Crossover Healthcare Fund, LLC, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 12, 2013.
10.44+	Separation and General Release Agreement, dated as of November 11, 2013, by and between Alliqua, Inc. and David Stefansky, incorporated by reference to Exhibit 10.7 to the Form 10-Q filed November 12, 2013.
10.45+	Consulting Agreement, dated as of November 11, 2013, by and between Alliqua, Inc. and David Stefansky, incorporated by reference to Exhibit 10.8 to the Form 10-Q filed November 12, 2013.

10.46^	License, Marketing and Development Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation, d/b/a CCT, and Alliqua, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-K filed December 31, 2013.
10.47^	Supply Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed December 31, 2013.
10.48	Stock Purchase Agreement, dated as of November 14, 2013, by and between Celgene Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.50 to the Form 10-K filed December 31, 2013.
10.49	Securities Purchase Agreement, dated as of November 18, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.51 to the Form 10-K filed December 31, 2013.
10.50	First Amendment to Executive Employment Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 27, 2013.
10.51	Nonqualified Stock Option Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.2 to the Form 8-K filed December 27, 2013.
10.52+	Option Cancellation and Release Agreement, dated January 6, 2014, by and between Alliqua, Inc. and Richard Rosenblum, incorporated by reference to Exhibit 10.1 to the Form 8-K filed January 10, 2014.
10.53+	Option Cancellation and Release Agreement, dated January 6, 2014, by and between Alliqua, Inc. and David Stefansky, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 10, 2014.
10.54+	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.62 to the Form 10-K filed December 31, 2013.
10.55+	Form of Restricted Stock Award Agreement for 2013 Executive Bonuses under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.63 to the Form 10-K filed December 31, 2013.
10.56+	Form of Nonqualified Stock Option Agreement (outside of any incentive plan), incorporated by reference to Exhibit 99.8 to the Form S-8 filed January 23, 2014.
10.57+	General Release and Severance Agreement, dated March 14, 2014, by and between Alliqua, Inc. and James Sapirstein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 19, 2014.
10.58	Form of Securities Purchase Agreement, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 15, 2014.
10.59	Form of Letter Agreement, dated April 11, 2014, by and between Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 15, 2014.
10.60	Warrant Exchange Agreement, dated April 30, 2014, by and among Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2014.
10.61+	2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 11, 2014.
10.62^	Supply Agreement, dated April 10, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 11, 2014.
10.63^	First Amendment to Supply Agreement, dated April 10, 2014 by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 11, 2014.
10.64^	First Amendment to License, Marketing and Development Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2014.
10.65^	Second Amendment to Supply Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 5, 2014.
10.66*+	Offer Letter to Bradford Barton, dated May 14, 2013.
21.1*	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Form 10-K/A filed May 16, 2013.

23.1*	Consent of Independent Registered Public Accounting Firm to the Form 10-K.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

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

***Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

^ Confidential treatment has been granted with respect to certain portions of this exhibit.

+ Management contract or compensatory plan or arrangement.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Alliqua BioMedical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alliqua BioMedical, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliqua BioMedical, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY

February 24, 2015

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS:
Current Assets:
Cash and cash equivalents	$16,770,879	$12,100,544
Accounts receivable	968,616	156,831
Inventory, net	1,411,748	501,469
Prepaid expenses and other current assets	477,824	88,390
Total current assets	19,629,067	12,847,234
Improvements and equipment, net	1,434,027	1,745,248
Intangible assets, net	4,387,293	2,258,477
Goodwill	4,100,295	425,969
Other assets	173,042	174,640
Total assets	$29,723,724	$17,451,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,757,742	$746,609
Accrued expenses and other current liabilities	2,067,859	1,340,057
Payable for distribution rights	-	333,333
Warrant liability	304,223	933,465
Total current liabilities	4,129,824	3,353,464
Contingent consideration	2,931,598	-
Deferred tax obligation	67,000	53,000
Other long-term liabilities	84,071	92,408
Total liabilities	7,212,493	3,498,872

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 16,202,689 and 11,484,191 shares issued and outstanding as of December 31, 2014 and 2013, respectively	16,203	11,484
Additional paid-in capital	92,537,742	58,538,491
Accumulated deficit	(70,042,714)	(44,597,279)
Total stockholders' equity	22,511,231	13,952,696
Total liabilities and stockholders' equity	$29,723,724	$17,451,568

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenue, net of returns, allowances and discounts	$4,786,131	$1,797,745

Cost of revenues	3,270,955	2,047,033

Gross profit (loss)	1,515,176	(249,288)

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation of $10,530,265 and $5,513,861 for the years ended December 31, 2014 and 2013 - see Note 10)	26,155,008	11,719,998
Research and product development	-	63,204
Impairment of in-process research and development	-	8,100,000
Acquisition-related expenses	546,970	-
Change in fair value of contingent consideration liability	231,598	-
Total operating expenses	26,933,576	19,883,202

Loss from operations	(25,418,400)	(20,132,490)

Other income (expense)
Interest expense	(384)	(4,807)
Interest income	30,739	2,913
Change in value of warrant liability	(43,390)	(1,833,498)
Total other expense	(13,035)	(1,835,392)

Loss before income tax provision	(25,431,435)	(21,967,882)

Income tax provision	14,000	9,000

Net loss	(25,445,435)	(21,976,882)

Deemed dividend to preferred stockholders	-	(462,006)

Net loss attributable to common stockholders	$(25,445,435)	$(22,438,888)

Basic and diluted net loss per common share	$(1.74)	$(3.14)

Weighted average shares used in computing basic and diluted net loss per common share	14,628,981	7,140,613

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Redeemable Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, December 31, 2012	-	$-	5,924,627	$5,925	$34,785,126	$(20,000)	$(22,620,397)	$12,150,654

Issuance of common stock for cash, net of issuance costs of $680,132	-	-	4,599,334	4,599	15,772,694	-	-	15,777,293

Issuance of preferred stock for cash, net of cash issuance costs of $70,000, warrant issuance costs of $43,906 and $369,903 discount attributable to warrant and beneficial conversion feature	250,000	516,191	-	-	413,809	-	-	413,809

Preferred stock contingent beneficial conversion feature triggered due to price reset provision	-	(89,379)	-	-	89,379	-	-	89,379

Accretion of discount as deemed dividend on preferred stock	-	462,006	-	-	(462,006)	-	-	(462,006)

Conversion of preferred stock into common stock	(250,000)	(888,818)	279,505	280	888,538	-	-	888,818

Issuance of common stock for services	-	-	26,264	26	87,353	-	-	87,379

Issuance of common stock to related party for services	-	-	372,330	372	1,221,336	-	-	1,221,708

Exercise of warrants	-	-	261,030	261	(261)	-	-	-

Extinguishment of warrant liability	-	-	-	-	1,505,770	-	-	1,505,770

Receipt of subscription receivable	-	-	-	-	-	20,000	-	20,000

Stock-based compensation, net of 14,299 shares withheld for employee taxes	-	-	21,101	21	4,204,753	-	-	4,204,774

Fair value of rent provided by related party	-	-	-	-	32,000	-	-	32,000
								-
Net Loss	-	-	-	-	-	-	(21,976,882)	(21,976,882)

Balance, December 31, 2013	-	$-	11,484,191	$11,484	$58,538,491	$-	$(44,597,279)	$13,952,696

Issuance of common stock for the purchase of Choice Therapeutics, Inc.	-	-	273,368	274	1,992,580		-	1,992,854

Issuance of common stock for cash, net of issuance costs of $602,500	-	-	2,139,287	2,139	14,370,364		-	14,372,503

Exercise of common stock options, net of tendered shares	-	-	306,403	307	1,371,607		-	1,371,914

Exercise of warrants, net of issuance costs of $267,174	-	-	977,313	977	5,224,610		-	5,225,587

Cashless exercise of warrants	-	-	211,295	211	(211)		-	-

Extinguishment of warrant liability	-	-	-	-	672,632		-	672,632

Issuance of common stock for services	-	-	23,396	23	195,315		-	195,338

Stock-based compensation (A)	-	-	836,491	837	10,841,060		-	10,841,897

Net settlement on vesting of restricted stock awards	-	-	(98,023)	(98)	(668,657)		-	(668,755)

Warrant exchange	-	-	48,968	49	(49)		-	-

Net loss	-	-	-	-	-		(25,445,435)	(25,445,435)

Balance, December 31, 2014	-	$-	16,202,689	$16,203	$92,537,742	$-	$(70,042,714)	$22,511,231

(A)	Includes $307,189 that was part of accrued expenses as of December 31, 2013 and for the year then ended, which was credited to equity upon the issuance of 34,086 restricted common shares during the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(25,445,435)	$(21,976,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080,334	674,225
Amortization of deferred lease incentive	(8,337)	(695)
Deferred income taxes	14,000	9,000
Provision for inventory obsolescence	(75,486)	58,930
Loss on disposal of property and equipment	-	19,236
Stock-based compensation expense	10,534,708	4,204,774
Impairment of in process research and development	-	8,100,000
Stock issued for services rendered	195,338	87,379
Stock issued for services rendered by related parties	-	1,221,708
Change in value of warrant liability	43,390	1,833,498
Fair value adjustment to contingent consideration	231,598	-
Fair value of rent provided by related party	-	32,000
Changes in operating assets and liabilities:
Accounts receivable	(800,198)	(47,965)
Inventory	(437,832)	(241,073)
Prepaid expenses and other current assets	(387,837)	105,257
Accounts payable	937,639	173,974
Accrued expenses and other current liabilities	826,659	977,595
Net Cash Used in Operating Activities	(13,291,459)	(4,769,039)

Cash Flows From Investing Activities
Payment for distribution rights	(333,333)	(66,667)
Purchase of improvements and equipment	(6,596)	(51,400)
Acquisition of business, net of $474 cash acquired	(1,999,526)	-
Net Cash Used in Investing Activities	(2,339,455)	(118,067)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	14,372,503	15,797,293
Net proceeds from issuance of preferred stock	-	930,000
Proceeds from the exercise of stock options	1,371,914	-
Proceeds from the exercise of warrants	5,225,587	-
Payment of withholding taxes related to stock-based employee compensation	(668,755)	-
Net Cash Provided by Financing Activities	20,301,249	16,727,293

Net Increase in Cash and Cash Equivalents	4,670,335	11,840,187

Cash and Cash Equivalents - Beginning of year	12,100,544	260,357

Cash and Cash Equivalents - End of year	$16,770,879	$12,100,544

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$384	$4,807
Non-cash investing and financing activities:
Cashless warrant exercise	$672,632	$1,505,770
Leasehold improvements provided by landlord	-	101,440
Warrant issued to placement agent in connection with preferred stock	-	43,906
Warrant and beneficial conversion feature issued to investor as discount in connection with preferred stock	-	369,903
Preferred stock contingent beneficial conversion feature triggered due to price reset provision	-	89,379
Deemed dividend on preferred stock	-	462,006
Conversion of preferred stock into common stock	-	888,818
2013 Bonus awarded in equity	307,189	-
Warrant exchange	49	-
Acquisition of business:
Current assets, excluding cash and cash equivalents	$408,548	$-
Intangibles	2,683,000	-
Goodwill	3,674,326	-
Liabilities assumed	(73,494)	-
Contingent consideration	(2,700,000)	-
Issuance of common stock for acquisition	(1,992,854)	-

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc., Alliqua BioMedical SUB, Inc. and Choice Therapeutics, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

2. Summary of Significant Accounting Policies

Use of Estimates in the Financial Statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles and goodwill. Actual results could differ from the estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balance of cash and cash equivalents at December 31, 2014 and 2013 consisted principally of bank deposits. From time to time, the Company’s cash account balances may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation guarantee limit. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

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

Inventory

Inventory is valued at the lower of cost or market on a first-in, first-out basis. Reserves for inventory obsolescence are based on expiration date and are utilized to account for slow-moving inventory. At December 31, 2014 and 2013, the Company had reserves for obsolete inventory of $1,094 and $76,580, respectively.

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

Acquired In-Process Research and Development

In-process research and development (“IPR&D”) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations which, at the time of acquisition, have not reached technological feasibility. Amounts capitalized as IPR&D are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. During the year ended December 31, 2013, we recognized impairment of our HepaMate™ patented biotech technologies IPR&D of $8,100,000 as we believed there were impairment triggering events and circumstances which warranted an evaluation of certain indefinite-lived intangible assets.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2014, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014.

 Impairment of Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. As of December 31, 2014, Company management believed that no revision to the remaining useful lives or write-down of the Company’s long-lived assets was required, and similarly, no such revisions were required for the year ended December 31, 2014.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, title and risk of loss have passed to the customer, there is a fixed or determinable sales price, and collectability of that sales price is reasonably assured. Deposits received on product orders are recorded as deferred revenue until revenues are generally earned when the products are shipped to customers.

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

Advertising Expenses

Advertising and marketing costs are expensed as incurred. Advertising expenses for the years ended December 31, 2014 and 2013 were $1,607,016 and $298,860, respectively.

Shipping and Handling

Certain shipping and handling costs are paid for by the Company. Shipping and handling costs amounted to approximately $52,884 and $23,523 as of December 31, 2014 and 2013, respectively, and are included in cost of revenues.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

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

The benefit of tax positions taken or expected to be taken in the Company's income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. No interest or penalties were recorded during the years ended December 31, 2014 and 2013. As of December 31, 2014 and December 31, 2013, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Common Stock Purchase Warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued pursuant to a securities purchase agreement on November 8, 2012.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions.  Accordingly, these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.  The Company re-measures warrant liabilities at each reporting and exercise date, with changes in fair value recognized in earnings for each reporting period.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within cost of revenues and operating expenses in the consolidated statements of operations. The Company recognizes stock-based compensation expense for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts stock-based compensation expense based on its probability assessment.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of warrants, stock options, non-vested restricted stock units (“RSUs”), and non-vested shares of restricted stock, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants, non-vested RSUs and non-vested restricted stock are as follows:

	As of December 31,
	2014	2013
Stock options	4,817,660	4,985,586
Warrants	2,675,121	3,822,557
Non-vested restricted stock units	-	35,376
Non-vested restricted stock	188,149	-
Total	7,680,930	8,843,519

3.	Acquisitions

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary Therabond 3D® Antimicrobial Barrier Systems. The Company’s initial cash payment for this acquisition was $2.0 million and approximately $2.0 million in common stock. In addition to the initial cash payment, the Company may pay up to $5.0 million in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the next three twelve month periods, ended April 30, 2017. See Note 14 – Fair Value Measurement for details related to fair value of the contingent consideration.

The assets and liabilities of the acquired business were included in the Company’s consolidated balance sheet based upon estimated fair values on the date of acquisition as determined in the purchase price allocation, using available information and making assumptions management believes are reasonable. The consolidated statements of operations include the results of the Choice operations beginning May 6, 2014. The Company’s allocation of purchase price for this acquisition is included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Consideration:
Common stock	$1,992,854
Cash paid	2,000,000
Fair value of contingent consideration	2,700,000
Total consideration	6,692,854

Cash	474
Inventory	396,961
Other assets	11,587
Tradenames	111,000
Technology	2,396,000
Customer relationships	176,000
Goodwill	3,674,326
Other liabilities	(73,494)
Net assets acquired	$6,692,854

The amortization period of intangible assets acquired ranges from 3 to 12 years. The Company recorded approximately $3.7 million of goodwill in connection with this acquisition, reflecting the strategic fit and revenue and earnings growth potential of this business.

Revenues included in the consolidated statement of operations for the year ended December 31, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $1.5 million. Loss from operations included in the consolidated statement of operations for the year ended December 31, 2014 from this acquisition for the period subsequent to the closing of the transaction was approximately $136,000. Also included in the loss from operations in the year ended December 31, 2014 is approximately $232,000 relating to adjustments to the fair value of contingent consideration described below, and approximately $200,000 of amortization relating to intangibles.

The following unaudited pro forma results of operations for the year ended December 31, 2014 and 2013 assumes that the above acquisition was made at the beginning of the year prior to the acquisition. The pro forma results were calculated applying the Company’s accounting policies and reflect the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the year ended December 31, 2014. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Pro forma Results for the
	Year Ended December 31,
	2014	2013

Revenues	$5,475,959	$3,593,933

Net loss	$(25,522,302)	$(22,713,859)

During the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $547,000 in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of certain acquisition-related contingent consideration liabilities on a quarterly basis. For the year ended December 31, 2014, the adjustments resulted in a net increase of approximately $232,000 to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses.

4.	Inventory

Inventory consists of the following:

	December 31,
	2014	2013

Raw materials	$197,514	$174,176
Work in process	489,431	57,030
Finished goods	725,897	346,843
Less: Inventory reserve	(1,094)	(76,580)
Total	$1,411,748	$501,469

5.	Improvements and Equipment, net

Improvements and equipment consist of the following:

		December 31,
	Useful Life	2014	2013
	(Years)
Machinery and equipment	10	$2,869,453	$2,869,453
Office furniture and equipment	3-10	51,439	44,844
Leasehold improvements	(A)	228,021	228,021
		3,148,913	3,142,318
Less: Accumulated depreciation and amortization		(1,714,886)	(1,397,070)
Improvements and equipment, net		$1,434,027	$1,745,248

(A) Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense was $317,817 and $303,535 for the years ended December 31, 2014 and 2013, respectively.

6.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2014 and 2013 are as follows:

		December 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$5,396,000	$(1,934,733)	$-	$3,461,267
Customer relationships	9-12	776,000	(308,871)	-	467,129
Distribution rights	5.27	400,000	(96,880)	-	303,120
Tradename	3	111,000	(24,667)	-	86,333
Non-compete	1	208,333	(138,889)	-	69,444
		$6,891,333	$(2,504,040)	$-	$4,387,293

		December 31, 2013
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

In process research and development		$8,100,000	$-	$(8,100,000)	$-
Technology	10	3,000,000	(1,475,000)	-	1,525,000
Customer relationships	12	600,000	(245,834)	-	354,166
Distribution rights	5.27	400,000	(20,689)	-	379,311
		$12,100,000	$(1,741,523)	$(8,100,000)	$2,258,477

Amortization expense attributable to intangible assets for the years ended December 31, 2014 and 2013 was $762,517 and $370,690, respectively. During the year ended December 31, 2013, the Company recognized an impairment charge of $8,100,000 related to its in process research and development.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2014 related to the Company’s intangible assets is expected to be as follows:

Expected
Amortization
Expense

2015	791,790
2016	722,346
2017	697,679
2018	683,704
2019	334,156
Thereafter	1,157,618

Total	$4,387,293

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013

Salaries, benefits and incentive compensation	$1,528,229	$1,036,771
Professional fees	228,426	83,317
Royalty fees	100,537	-
Inventory	-	127,786
Deferred revenue	78,523	39,000
Deferred lease incentive liability	8,337	8,337
Other	123,807	44,846
Total accrued expenses and other current liabilities	$2,067,859	$1,340,057

8.	Operating Leases

The Company has an obligation for its corporate offices and commercial manufacturing facility located at 2150 Cabot Boulevard West, Langhorne, Pennsylvania. In 2013, the Company extended its lease for it operating facilities in Langhorne, PA for an additional period of 10 years commencing on February 1, 2016 and continuing through and including January 31, 2026. Under the extended lease, the landlord agreed to make certain improvements to the facility. For tenant improvements funded by the landlord, the Company recorded a deferred lease incentive liability in accrued and other long-term liabilities on the consolidated balance sheet and amortizes the deferred liability as a reduction to rent expense on the consolidated statement of operations over the term of the lease. Tenant improvements are also included in leasehold improvements on the balance sheet. At December 31, 2014, the deferred lease incentive liability was $92,408.

Total rent expense was $206,690 and $204,930 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments, excluding expense reimbursements, under noncancelable operating leases in each of the five years and thereafter subsequent to December 31, 2014 are as follows:

2015	$206,250
2016	207,309
2017	207,405
2018	207,405
2019	207,405
Thereafter	1,261,714

Total	$2,297,488

9.	Commitments and Contingencies

Employment Agreements for Former Employees

On March 14, 2014, a former executive of the Company resigned. Upon the executive’s resignation, the Company entered into a general release and severance agreement with this executive, pursuant to which, the employment agreement between the executive and the Company, dated September 28, 2012, was terminated, except for provisions relating to confidentiality and restrictive covenants. The Company provided the executive with: (i) payments totaling $385,000; (ii) the full and immediate vesting of all outstanding stock options and RSUs granted to this executive, with such stock options remaining exercisable for a period of two years following the date of resignation; and (iii) continued health insurance coverage during the six-month severance period. Of the total payments due to this executive, $210,000 was related to 2013 performance and was included in accrued expenses as of December 31, 2013. The expense of the accelerated vesting of outstanding stock options and RSUs was $873,411 and is included in stock-based compensation for the year ended December 31, 2014. All commitments under this severance agreement have been satisfied.

In March 2014, the Company entered into general release and severance agreements with two employees, pursuant to which each employee’s employment with the Company was terminated effective immediately. The Company provided the employees with severance payments totaling $158,875 and accelerated vesting of one tranche of stock options granted to one of the employees, with such options remaining exercisable for a period of 90 days. The expense of the accelerated vesting of stock options was $24,171 and is included in stock-based compensation for the year ended December 31, 2014. All commitments under these severance agreements have been satisfied.

Cooperative and License Agreements

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2014 - $400,000; 2015 - $500,000; and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the years ended December 31, 2014 and 2013 were $400,000 and $200,000, respectively. $395,538 is included in accounts payable as of December 31, 2014 in connection with this agreement.

Sorbion Distributor Agreement

On September 23, 2013, the Company entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG, pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions. The initial term of the agreement ends on December 31, 2018.

In order to maintain its exclusivity, the Company must purchase the following minimum amounts, in Euros, of the products for the indicated calendar year:

Calendar Year	Minimum Annual Purchase Amount
2014	500,000 Euros
2015	1,000,000 Euros
2016	2,500,000 Euros
2017	4,000,000 Euros

Since the Company must purchase the minimum amounts in Euros, the equivalent U.S. dollar expenditure will be subject to fluctuations in foreign currency exchange rates. The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2015-2017, based on the exchange rate as of December 31, 2014, are approximately $1,215,480, $3,038,700, and $4,861,920, respectively.

If the Company fails to purchase products in amounts that meet or exceed the minimum annual purchase amount for a calendar year, it may cure such minimum purchase failure by paying Sorbion in cash an amount equal to the minimum annual purchase amount for such calendar year less the amount the Company paid to Sorbion for the products purchased for such calendar year.  If the Company does not cure a minimum purchase failure with a makeup payment for a calendar year, Sorbion may terminate the Company’s exclusivity with respect to the products and grant the Company non-exclusive rights with respect to the products.  If the Company does not cure a minimum purchase failure for two subsequent calendar years, Sorbion may terminate the agreement.  The Company will not be required to meet the minimal annual purchase amount if Sorbion fails to supply the Company with the products in accordance with the agreement.  Sorbion may also terminate the Company’s exclusivity with respect to the products if the Company does not cure a material breach of the agreement within 30 days. The Company met the minimum annual purchase amount of 500,000 Euros in the year ended December 31, 2014.

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

Carolon Distribution Rights Agreement

In September 2013, the Company entered into an agreement with Carolon Company (“Carolon”) pursuant to which the Company purchased the distribution rights to the sorbion sachet and sana products from Carolon. The Company was committed to pay Carolon an aggregate payment of $400,000 in 12 equal monthly payments beginning November 2013. This transaction was recorded as the purchase of distribution rights and was recorded as an intangible asset, subject to amortization over the remaining useful life of sixty-three months, and a corresponding liability of $400,000. The Company satisfied the $400,000 commitment during the year ended December 31, 2014. The Company is also committed to pay Carolon $50,000 in January 2015 if the Company sold at least $600,000 of sorbion sachet products in the 2014 calendar year. The Company met this obligation and has recorded $50,000 in accrued royalty at December 31, 2014.

Celgene License, Marketing and Development and Supply Agreement

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property for certain placental based products, including ECMs, an extracellularmatrix derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated human amniotic membrane, to develop and commercialize ECMs and Biovance in the United States. Following the commencement of commercial sales of the licensed products, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT. In September 2014, the Company entered into a First Amendment to the License Agreement (the “Amended License Agreement”), pursuant to which the Company received the right to market Biovance for podiatric and orthopedic applications. The Amended License Agreement also amends certain terms and the related schedule for milestone payments to CCT.

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

On February 27, 2014, ConvaTec Inc. filed suit against the Company and four of its current employees (each a former employee of ConvaTec Inc.), requesting injunctive relief for allegations involving breach of contract, tortious interference with employment agreements, unfair competition and common law conspiracy. On or about February 9, 2015, the parties executed a confidential settlement agreement terminating the litigation on mutually agreeable terms.

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

The Preferred Stock was initially classified as mezzanine (or temporary) equity on the balance sheet, because the Company was obligated to redeem the Preferred Stock on October 21, 2015 if the holders did not elect to convert the Preferred Stock into common stock prior to that date. The Preferred Stock was recorded net of $573,188 discount and issuance costs, which was comprised of $113,906 in issuance costs and $459,285 of discount associated with the issuance of related equity instruments. The $113,906 issuance cost represented $70,000 of cash and the $43,906 value of the warrants issued to the Placement Agent. The $459,282 equity instrument discount was comprised of the $240,507 relative fair value of the Investor Warrant, the $129,396 value of the initial beneficial conversion feature and the $89,379 value of the contingent beneficial conversion feature. The aggregate beneficial conversion feature represented the difference between the $978,268 commitment date value of the Conversion Shares (279,505 shares times the $3.50 closing price of the Company’s common stock on October 22, 2013) and the $759,493 accounting conversion price of the Conversion Shares ($1,000,000 proceeds less the $240,507 relative fair value of the Investor Warrant). On November 19, 2013, the full $459,282 equity instrument discount was recognized as a deemed dividend and the remaining carrying value of the Preferred Stock was reclassified to permanent equity.

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

Common Stock and Warrant Offerings

The following table summarizes the common stock and warrant offerings during the years ended December 31, 2014 and 2013:

					Five-Year Warrants
				Common	Investor	Placement Agent
Issuance	Gross		Issuance	Stock	Warrants	Warrants	Exercise
Date	Proceeds		Costs	(Shares)	(Shares)	(Shares)	Price
02/22/13	380,500		-	107,372	107,372	-	$4.24
04/11/13	236,000		37,100	66,596	66,596	6,660	$4.24
04/22/13	576,000		55,100	162,540	162,540	13,150	$4.24
05/31/13	288,000		31,300	81,270	81,270	8,127	$4.24
06/28/13	1,976,925		62,632	557,862	557,862	17,674	$4.24
11/14/13	6,000,000	[1]	-	1,672,474	836,237	-	$5.69
11/18/13	7,000,000		494,000	1,951,220	975,610	136,490	$5.69
2013 Total	16,457,425		680,132	4,599,334	2,787,487	182,101

04/14/14	14,975,003		602,500	2,139,287	427,858	-	$10.50
2014 Total	14,975,003		602,500	2,139,287	427,858	-

Total	$31,432,428		$1,282,632	6,738,621	3,215,345	182,101

[1] See Note 9 – Commitment and Contingencies for details regarding the Celgene License, Marketing, and Development Agreement and Supply Agreement.

The securities purchase agreement for each of the above financings contain customary representations, warranties and covenants. In addition, the securities purchase agreements for 2013 transactions prior to November 2013 contain a “full ratchet” anti-dilution adjustment provision, pursuant to which, in the event that the Company sells or issues shares of common stock or common stock equivalents at a price (the “Base Price”) lower than $3.54 per share, the Company will be required to issue to each investor, for no additional consideration, a certain number of shares of common stock such that the purchase price paid by such investor under the securities purchase agreement for the number of shares originally held, when divided by the aggregate number of shares originally held and any additional shares issued to such investor, will equal the Base Price. This investor right will terminate for an investor at any time following the nine month anniversary of the final closing under such investor’s securities purchase agreement, if (i) the closing sales price of the common stock for thirty (30) consecutive trading days is at least 200% of the per share purchase price, (ii) the product of (A) the volume weighted average price of the common stock on its principal market and (B) its corresponding daily trading volume, each as reported by Bloomberg L.P., equals or exceeds $50,000 for such thirty (30) consecutive trading days and (iii) the investor shares that were acquired by investors who are not our affiliates are eligible for unrestricted sale pursuant to Rule 144 under the Securities Act of 1933, as amended on the Company’s principal market from the six month anniversary of the final closing under the securities purchase agreement through at least the nine month anniversary of such final closing. Each warrant is exercisable immediately for cash. In addition, in the event that there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock issuable upon exercise of a warrant at any time following the one year anniversary of the issuance date of such warrant, such warrant may also be exercised by way of a cashless exercise. The warrants also contain customary provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of December 31, 2014, 15,179 shares were available for future issuances.

2014 Plan

On April 10, 2014 and June 5, 2014, the Company’s Board of Directors and the Company’s shareholders, respectively, approved the 2014 Long-Term Incentive Plan (the “2014 Plan”). The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 2,000,000 shares of common stock have been authorized for issuance under the 2014 Plan, of which, as of December 31, 2014, 1,742,000 shares were available for future issuances.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2014	2013
Options	$7,815,411	$3,948,025
Warrants	210,160	172,913
Restricted stock units	180,715	83,836
Restricted stock	2,523,760	1,309,087
Total stock-based compensation	$10,730,046	$5,513,861

For the year ended December 31, 2014, $199,781 of stock-based compensation is included in cost of revenues and $10,530,265 is included in selling, general and administrative expenses in the consolidated statements of operations. For the year ended December 31, 2013, $5,513,861 of stock-based compensation is included in selling, general and administrative expenses in the consolidated statements of operations.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the years ended December 31, 2014 and 2013:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
05/24/13	Consultant	2,286	Immediate	7,000
06/28/13	Fmr. Officer	186,165	Immediate	570,130
07/01/13	Consultant	16,429	Immediate	50,312
10/15/13	Consultant	3,265	Immediate	10,000
11/11/13	Fmr. Officer	186,165	Immediate	651,578
11/14/13	Consultant	2,875	Immediate	10,063
12/12/13	Employee	21,614	One year	150,001	[1]
12/24/13	Consultant	1,409	Immediate	10,004
	2013 - Restricted Stock - Total	420,208		1,459,088

01/06/14	Officer	369,395	[2]	$2,582,072
01/17/14	Consultant	1,107	Immediate	10,007
01/27/14	Consultant	13,000	Immediate	118,300
03/06/14	Employee	8,300	[3]	74,700
03/09/14	Consultant	1,108	Immediate	10,005
03/21/14	Consultant	1,136	Immediate	10,008
04/02/14	Consultant	1,219	Immediate	10,008
05/29/14	Consultant	1,000	Immediate	7,000
06/16/14	Consultant	1,525	Immediate	10,004
06/18/14	Consultant	1,558	Immediate	10,002
07/01/14	Consultant	1,743	Immediate	10,005
	2014- Restricted Stock - Total	401,091		$2,852,111

[1]	Shares forfeited during 2013. The Company did not record any stock-based compensation expense during 2013 related to the issuance.

[2]	Vests in equal quarterly installments, with one-eighth vesting on January 6, 2014 and the remaining vesting on the first day of each calendar quarter thereafter.

[3]	2,425 shares vest on each of March 6, 2014 and April 1, 2014. 1,725 shares vest on each of April 1, 2015 and April 1, 2016.

On March 14, 2014, in connection with the resignation of the chief executive officer of a wholly-owned subsidiary of the Company, the Company accelerated the vesting of 17,688 RSUs that, prior to the modification, contained performance conditions which, for accounting purposes, were deemed improbable of being achieved. As a result, the Company recorded stock-based compensation expense of $157,069 during the year ended December 31, 2014, which represented the modification date value of the modified RSUs.

As of December 31, 2014, there was $327,448 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 0.6 years.

A summary of restricted stock award activity during the years ended December 31, 2014 and 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2012	70,753	$2.19	154,773
Granted	420,208	$3.47	1,459,088
Vested	(433,971)	$3.19	(1,386,473)
Forfeited	(21,614)	$6.94	(150,001)
Non-vested, December 31, 2013	35,376	$2.19	77,387
Granted	401,091	$7.11	2,852,111
Vested	(248,318)	$6.47	(1,607,402)
Forfeited	-	-	-
Non-vested, December 31, 2014	188,149	$7.03	1,322,096

Warrants

See Common Stock and Warrant Offerings above for details of warrants issued to investors and placement agents in connection with equity offerings.

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

During the year ended December 31, 2013, the Company issued an aggregate of 261,030 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 371,429 shares of common stock on a "cashless" basis under the terms of the warrants. The warrants had exercise prices of $3.02 per share (125,714 gross shares) and $2.19 per share (245,715 gross shares). The aggregate intrinsic value of the warrants exercised was $2,167,657.

On April 11, 2014, the Company entered into a letter agreement with certain of the holders of warrants to purchase shares of the Company’s common stock that were granted pursuant to that certain securities purchase agreement, dated November 18, 2013, by and among the Company and the investors signatory thereto. The Company received approximately $5,293,000 from the exercising holders upon the exercise of the warrants, and the Company issued a total of 930,313 shares of common stock to the exercising holders pursuant to the terms of the warrants. In connection with the holders exercising their warrants pursuant to the letter agreement, the Company paid $265,000 in placement agent fees and $2,500 of professional fees for the escrow agent, both of which were deducted from gross proceeds. The warrants, which were exercised at a price of $5.69 per share, had an aggregate intrinsic value of $1,544,320.

During the year ended December 31, 2014, in addition to the exercised warrants discussed above, the Company issued an aggregate of 258,295 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 400,137 shares of common stock (353,137 shares on a "cashless" basis under the terms of the warrants and 47,000 shares for cash proceeds of $199,280). The warrants had exercise prices of $4.24 per share (241,060 gross shares), $3.02 per share (65,362 gross shares) and $2.19 per share (93,715 gross shares). Excluding the value of the warrants discussed in the paragraphs above, the aggregate intrinsic value of the warrants exercised was $1,971,481.

In applying the Black-Scholes option pricing model to warrants issued, the Company used the following weighted average assumptions:

	Year Ended December 31,
	2014	2013
Risk free interest rate	1.61%	1.27%
Expected term (years)	5.00	5.00
Expected volatility	102.63%	99.59%
Expected dividends	0.00%	0.00%

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

There were no compensatory warrants issued during the year ended December 31, 2014. The weighted average estimated fair value of the compensatory warrants issued during the year ended December 31, 2013 was $2.42 per share.

As of December 31, 2014, there was no unrecognized stock-based compensation expense related to compensatory warrants.

A summary of the warrant activity, including common stock purchase warrants, during the years ended December 31, 2014 and 2013 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2012	1,004,208	$3.94
Issued	3,189,778	5.15
Exercised	(371,429)	1.01
Cancelled	-	-
Outstanding, December 31, 2013	3,822,557	$5.12
Issued	427,858	10.50
Exercised	(1,330,450)	5.03
Cancelled	(244,844)	7.88
Outstanding, December 31, 2014	2,675,121	$5.76	3.7	$1,515,872

Exercisable, December 31, 2014	2,675,121	$5.76	3.7	$1,515,872

The following table presents information related to warrants at December 31, 2014:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	108,572	2.8	108,572
3.02	74,286	2.1	74,286
3.50	2,286	2.3	2,286
4.24	780,191	3.4	780,191
4.38	188,444	3.8	188,444
4.81	8,889	3.8	8,889
5.69	1,040,880	3.9	1,040,880
7.00	18,286	0.4	18,286
8.75	25,429	0.6	25,429
10.50	427,858	4.3	427,858
	2,675,121	3.7	2,675,121

As of December 31, 2014, five-year warrants to purchase an aggregate of 75,429 shares of common stock at an exercise price of $2.19 per share were deemed to be a derivative liability. See Note 14– Fair Value Measurement.

Stock Options

Options - 2013 Grants

During 2013, options to purchase an aggregate of 3,319,421 shares of common stock at exercise prices ranging from $3.28 to $10.94 (with a weighted average exercise price of $6.37 per share) with an aggregate grant date value of $9,375,010 were granted to directors, employees and consultants.  Of the above, options to purchase an aggregate of 302,084 and 3,017,337 shares of common stock were granted pursuant to the 2011 Plan and not pursuant to a plan, respectively. Most of the 2013 grants had five or ten year terms and vested between immediately or within three years.  In general, the grant date value is being amortized over the vesting term.

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

Options - 2014 Grants

During 2014, ten-year options to purchase an aggregate of 1,273,520 shares of common stock at exercise prices ranging from $3.89 to $9.05 (with a weighted average exercise price of $7.00 per share) with an aggregate grant date value of $7,131,453 were granted to directors, employees and consultants. Of the above, options to purchase an aggregate of 736,500, 268,000 and 269,020 shares of common stock were granted pursuant to the 2011 Plan, 2014 Plan and not pursuant to a plan, respectively. Most of the 2014 grants vest over three years on the anniversaries of the grant date. In general, the grant date value is being amortized over the vesting term.

Details of the grants with the more significant grant date values are as follows:

(1)	On January 6, 2014, a ten-year option to purchase 91,520 shares of common stock with a grant date value of $506,355 was granted to an employee of the Company. The option is scheduled to vest and become exercisable at $6.99 per share as follows: (i) 22,800 shares vested immediately on the date of grant (ii) 22,880 shares on each of the next three anniversaries of the date of grant.

(2)	On March 6, 2014, a ten-year option to purchase 70,000 shares of common stock at an exercise price of $9.00 per share was granted to three employees of the Company (options to purchase 210,000 shares of common stock in the aggregate). The options had an aggregate grant date value of $1,517,153. Each option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

Options - Summary Data

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Year Ended December 31,
	2014	2013
Risk free interest rate	1.89%	1.40%
Expected term (years)	6.08	5.55
Expected volatility	101.93%	99.78%
Expected dividends	0.00%	0.00%

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

Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to options at annual rates ranging from 0% to 5% for options outstanding at December 31, 2014.

The weighted average estimated fair value of the options granted during the years ended December 31, 2014 and 2013 was $5.60 and $2.80 per share, respectively.

During the year ended December 31, 2014, the Company issued an aggregate of 306,403 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 333,876 shares of common stock (57,143 shares on a "cashless" basis under the terms of the options and 276,733 shares for cash proceeds of $1,371,913). The options had exercise prices of $4.38 per share (252,217 gross shares), $5.47 per share (11,428 gross shares), $6.34 per share (22,857 gross shares) and $6.56 per share (47,374 gross shares). The aggregate intrinsic value of the options exercised was $942,584 for the year ended December 31, 2014.

As of December 31, 2014, there was $5,292,913 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.6 years, of which $156,639 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the years ended December 31, 2014 and 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2012	2,333,822	$6.56
Granted	3,319,421	6.37
Exercised	-	-
Forfeited	(667,657)	6.96
Outstanding, December 31, 2013	4,985,586	$6.47
Granted	1,273,520	7.00
Exercised	(333,876)	4.86
Forfeited	(1,107,570)	7.19
Outstanding, December 31, 2014	4,817,660	$6.56	7.9	$1,819,594

Exerciseable, December 31, 2014	2,370,451	$5.64	6.9	$1,562,512

The following table presents information related to stock options at December 31, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28-$3.99	$3.40	433,971	$3.36	8.3	403,971
$4.00-$4.99	4.42	1,112,401	4.38	4.3	845,619
$5.00-$5.99	5.43	309,427	5.56	6.9	116,296
$6.00-$6.99	6.77	1,528,177	6.74	8.7	596,225
$7.00-7.99	7.75	31,000	-	-	-
$8.00-$8.99	8.75	807,565	8.75	8.0	359,164
$9.00-$9.99	9.01	331,500	9.00	9.2	11,232
$10.00-26.69	10.96	263,619	11.05	8.2	37,944
		4,817,660			2,370,451

11.	Income Taxes

The Company files corporate income tax returns in U.S. federal, state and local jurisdictions, including Pennsylvania, and has tax returns subject to examination by tax authorities generally beginning in the year ended December 31, 2011 and through December 31, 2014. However, to the extent we utilize our net operating loss (“NOL”) carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized.

	For The Years Ended
	December 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	10,000	10,000

State and local:
Current	-	-
Deferred	4,000	(1,000)

Income tax provision	$14,000	$9,000

For the years ended December 31, 2014 and 2013, the expected tax expense based on the federal statutory rate reconciled with the actual tax expense is as follows:

	For The Years Ended
	December 31,
	2014	2013

U.S. federal statutory rate	34.0%	34.00%
State tax rate, net of federal benefit	4.2%	5.9%
Permanent Differences
- Change in fair value of warrant liability	-0.1%	-3.3%
- Other	-1.6%	-1.7%
Adjustments to deferred taxes	-13.8%	0.0%
Change in valuation allowance	-22.8%	-34.9%

Income tax provision	-0.1%	0.0%

As of December 31, 2014 and 2013, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	For The Years Ended
	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$18,844,000	$10,703,000
Stock-based compensation	5,028,000	2,825,000
Intangible assets	-	4,059,000
Accruals	579,000	326,000
Other	244,000	230,000
Total deferred tax assets	24,695,000	18,143,000
Valuation allowance	(24,081,000)	(17,607,000)
Deferred tax assets, net of valuation allowance	614,000	536,000

Deferred tax liabilities:
Property and equipment	(515,000)	(536,000)
Intangible assets	(99,000)	-
Goodwill	(67,000)	(53,000)
Total deferred tax liabilities	(681,000)	(589,000)

Net deferred tax liabilities	$(67,000)	$(53,000)

For the years ended December 31, 2014 and 2013, the Company had approximately $50,043,000 and $27,408,000 of federal NOL carryovers, respectively, which substantially begin to expire in 2022 and through 2034. The company also has state NOL carryovers in multiple jurisdictions, including most materially in Pennsylvania, $11,648,000 and $8,202,000, and in Florida, $7,850,000 and $7,226,000, as of December 31, 2014 and December 31, 2013, respectively. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the Company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the near future to determine whether its NOLs will be subject to an annual limitation. On May 5, 2014 the Company acquired the equity interests of Choice (see Note 3 – Acquisitions) and, accordingly, the Company believes the Choice NOL carryforwards as of that date are subject to Section 382 limitations. The amount of federal NOL carryforwards as of December 31, 2014 disclosed above do not include $2,498,000 of Choice NOL carryforwards that the Company has estimated will expire unutilized pursuant to this limitation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The deferred tax liability related to goodwill cannot be used in this determination since goodwill is considered to be an asset with an indefinite life for financial reporting purposes. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2014 and December 31, 2013 because management has determined that it is more likely than not that these deferred tax assets will not be realized. The valuation allowance increased by $6,474,000 and $7,677,000 during the years ended December 31, 2014 and December 31, 2013, respectively, primarily related to increases in NOL carryforwards.

12.	Related Party

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

On November 14, 2013, the Company entered into a stock purchase agreement with Celgene, pursuant to which the Company sold, on November 18, 2013, an aggregate of 1,672,474 shares of common stock and a five year warrant to purchase an aggregate of 836,237 shares of common stock at an exercise price of $5.69 per share, in exchange for aggregate consideration of $6,000,000.

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to the 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation for the year ended December 31, 2014.

On April 14, 2014, the Company entered into a securities purchase agreement with Celgene, pursuant to which the Company issued (i) 714,286 shares of common stock at $7.00 per share and (ii) five year warrants to purchase 142,857 shares of common stock at an exercise price of $10.50 per share, in exchange for aggregate consideration of approximately $5,000,000.

13.	Concentration of Risk

Revenue for the years ended December 31, 2014 and 2013, and accounts receivable as of December 31, 2014 from our largest customers, both contract manufacturing customers, were as follows:

	2014
Customer	% of Total Revenue	Accounts Receivable
A	23%	9%

	2013
Customer	% of Total Revenue	Accounts Receivable
A	51%	51%
B	16%	0%

14.	Fair Value Measurement

On December 2, 2013, warrants to purchase an aggregate of 228,572 shares of common stock were exercised. These warrants had an aggregate exercise date fair value of $1,505,770, which was credited to equity. The Company recorded a loss on the change in fair value of these warrants of $1,141,964 during the year ended December 31, 2013. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 99.44%, risk-free rate of 1.01%, expected term of 3.94 years, and expected dividends of 0.00%.

On December 31, 2013, the Company recomputed the fair value of its warrant liability of warrants to purchase an aggregate of 152,000 shares of common stock as $933,465 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.27%, expected term of 3.86 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $691,534 during the year ended December 31, 2013.

During the year ended December 31, 2014, warrants to purchase an aggregate of 82,971 shares of common stock were exercised. These warrants had an aggregate exercise date fair value of $672,632 which was credited to equity. The Company recorded a loss on the change in fair value of these warrants of $202,393 during the year ended December 31, 2014. The Company recomputed the fair value of these warrant using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 102.63%, risk-free rate of 1.19%-1.22%, expected term of 3.78-3.81 years, and expected dividends of 0.00%.

On December 31, 2014, the Company recomputed the fair value of its remaining warrant liability of warrants to purchase an aggregate of 75,429 shares of common stock as $304,223 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 1.10%, expected term of 2.86 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $159,003 during the year ended December 31, 2014.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
Warrant Liabilities	2014	2013
Beginning balance as of January 1,	$933,465	$605,737
Change in fair value of warrant liability	43,390	1,833,498
Value of warrants exercised	(672,632)	(1,505,770)
Ending balance as of December 31,	$304,223	$933,465

Contingent Consideration
Beginning balance as of January 1, 2014	$-
Fair value of contingent consideration	2,700,000
Change in fair value of contingent consideration	231,598
Ending balance as of December 31, 2014	$2,931,598

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$304,223
Contingent consideration	-	-	2,931,598
Total liabilities	$-	$-	$3,235,821

	December 31, 2013
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$933,465
Total liabilities	$-	$-	$933,465

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

15.	Defined Contribution Plan

The Company maintains the Alliqua, Inc. 401(k) Profit Sharing Plan and Trust (“Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code (“Code”).  The Plan covers substantially all full-time employees of the Company.  Participants may contribute up to 100% of their total compensation to the Plan, not to exceed the limit as defined in the Code. The Company does not currently provide any Company match, therefore no expenses were recorded during the years ended December 31, 2014 or 2013.

16.	Subsequent Events

On February 2, 2015 the Company entered in an Agreement and Plan of Merger (‘the Merger Agreement”) with Celleration, Inc. The Merger Agreement provides for an initial aggregate purchase price of $30,415,000 payable in equal amounts of cash and the Company’s common stock. In connection with the Merger Agreement, the Company received a commitment letter from a lender in which the lender has committed to provide the Company with a senior, secured term loan facility in the amount of $15,500,000, pursuant to the terms of the commitment letter. The Company expects to use the proceeds from this loan facility to provide the capital for the upfront cash portion associated with the consummation of the Merger Agreement. The Merger Agreement may be terminated by either party if the merger is not completed by May 31, 2015, provided that the Company may extend that date to July 31, 2015 in certain circumstances so long as the Company can provide Celleration with a $1,000,000 loan by May 15, 2015. The Merger Agreement also contains customary termination provisions which would require the Company to pay a termination fee of $3,000,000, less any amounts loaned to Celleration, if the Merger Agreement is terminated by (i) the Company or Celleration for the Company’s failure to obtain the required approval of the Company’s stockholders or (ii) Celleration for the Company’s failure to secure the required financing. Celleration is required to pay the Company a termination fee of $4,000,000 if Celleration terminates the Merger Agreements in order to accept a superior proposal as defined in the Merger Agreement.

