Form 10-Q
period 2015-03-31
Alliqua BioMedical, Inc.
filed 2015-05-14
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 8, 2015 was 24,397,062 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$10,939,194	$16,770,879
Accounts receivable	1,403,595	968,616
Inventory, net	1,601,727	1,411,748
Prepaid expenses and other current assets	814,278	477,824
Total current assets	14,758,794	19,629,067
Improvements and equipment, net	1,360,534	1,434,027
Intangible assets, net	4,154,624	4,387,293
Goodwill	4,100,295	4,100,295
Other assets	173,042	173,042
Total assets	$24,547,289	$29,723,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,802,498	$1,757,742
Accrued expenses and other current liabilities	2,330,876	2,067,859
Warrant liability	292,181	304,223
Total current liabilities	4,425,555	4,129,824
Contingent consideration	3,039,134	2,931,598
Deferred tax obligation	69,835	67,000
Other long-term liabilities	81,986	84,071
Total liabilities	7,616,510	7,212,493

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 16,821,243 and 16,202,689 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	16,822	16,203
Additional paid-in capital	94,618,263	92,537,742
Accumulated deficit	(77,704,306)	(70,042,714)
Total stockholders' equity	16,930,779	22,511,231
Total liabilities and stockholders' equity	$24,547,289	$29,723,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenue, net of returns, allowances and discounts	$2,113,564	$590,575

Cost of revenues	1,207,064	631,699

Gross profit (loss)	906,500	(41,124)

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation of $1,940,912 and $5,144,315 for the three months ended March 31, 2015 and 2014 - see Note 8)	6,529,941	8,646,544
Acquisition-related expenses	1,945,789	65,982
Change in fair value of contingent consideration liability	107,536	-
Total operating expenses	8,583,266	8,712,526

Loss from operations	(7,676,766)	(8,753,650)

Other income (expense)
Interest expense	-	(292)
Interest income	5,967	4,547
Change in value of warrant liability	12,042	(283,267)
Total other income (expense)	18,009	(279,012)

Loss before income tax provision	(7,658,757)	(9,032,662)

Income tax provision	2,835	3,500

Net loss	$(7,661,592)	$(9,036,162)

Basic and diluted net loss per common share	$(0.48)	$(0.73)

Weighted average shares used in computing basic and diluted net loss per common share	16,068,562	12,356,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	16,202,689	$16,203	$92,537,742	$(70,042,714)	$22,511,231

Exercise of common stock options	53,986	54	236,224	-	236,278

Stock-based compensation	600,000	600	2,031,912	-	2,032,512

Net settlement on vesting of restricted stock awards	(35,432)	(35)	(187,615)	-	(187,650)

Net loss	-	-	-	(7,661,592)	(7,661,592)

Balance, March 31, 2015	16,821,243	$16,822	$94,618,263	$(77,704,306)	$16,930,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(7,661,592)	$(9,036,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,162	185,213
Amortization of deferred lease incentive	(2,085)	(2,084)
Deferred income taxes	2,835	3,500
Provision for inventory obsolescence	(478)	(22,545)
Stock-based compensation expense	2,032,512	5,013,205
Stock issued for services rendered	-	148,320
Change in value of warrant liability	(12,042)	283,267
Fair value adjustment to contingent consideration	107,536	-
Changes in operating assets and liabilities:
Accounts receivable	(434,979)	(7,219)
Inventory	(189,501)	22,943
Prepaid expenses and other current assets	(336,454)	(50,232)
Accounts payable	44,756	11,158
Accrued expenses and other current liabilities	263,017	835,122
Net Cash Used in Operating Activities	(5,875,313)	(2,615,514)

Investing Activities
Payment for distribution rights	-	(100,000)
Purchase of improvements and equipment	(5,000)	(6,596)
Net Cash Used in Investing Activities	(5,000)	(106,596)

Financing Activities
Proceeds from the exercise of stock options	236,278	469,550
Payment of withholding taxes related to stock-based employee compensation	(187,650)	(201,174)
Net Cash Provided by Financing Activities	48,628	268,376

Net Decrease in Cash and Cash Equivalents	(5,831,685)	(2,453,734)

Cash and Cash Equivalents - Beginning of period	16,770,879	12,100,544

Cash and Cash Equivalents - End of period	$10,939,194	$9,646,810

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$-	$282
Non-cash investing and financing activities:
Cashless warrant exercise	$-	$672,632
2013 Bonus awarded in equity	-	307,189

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2015 and results of operations for the three months ended March 31, 2015, and cash flows for the three months ended March 31, 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, AquaMed Technologies, Inc., HepaLife Biosystems, Inc., Alliqua BioMedical SUB, Inc., ALQA Cedar Inc. and Choice Therapeutics, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2014 Annual Report. Since the date of the 2014 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers” under Accounting Standards Update 2014-09.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The standard is effective for annual reporting periods beginning after December 15, 2017, which for the Company will commence with the year beginning January 1, 2018.  Earlier application is not permitted.  Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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

2. Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants and non-vested restricted stock, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants and non-vested restricted stock are as follows:

	As of March 31,
	2015	2014
Stock options	5,522,507	4,907,284
Warrants	2,675,121	3,652,194
Non-vested restricted stock	741,975	329,096
Total	8,939,603	8,888,574

3.	Acquisitions

Acquisition of Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company’s initial cash payment for this acquisition was $2.0 million and approximately $2.0 million in shares of common stock. In addition to the initial cash payment, the Company may pay up to $5.0 million in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the three twelve month periods, ended April 30, 2017. See Note 11 – Fair Value Measurement for details related to fair value of the contingent consideration.

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

The following unaudited pro forma results of operations for the three months ended March 31, 2014 assumes that the above acquisition was made at the beginning of the year prior to the acquisition. The pro forma results were calculated applying the Company’s accounting policies and reflect the elimination of transaction costs related to the acquisition that were included in the Company’s results of operations for the three months ended March 31, 2014. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisition had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

Pro forma Results for the
Three Months Ended March 31, 2014

Revenues	$1,051,209

Net loss	$(9,408,466)

Acquisition of Celleration, Inc.

On February 2, 2015, the Company entered in an Agreement and Plan of Merger (“the Merger Agreement”) with AlQA Cedar, Inc., a wholly-owned subsidiary of the Company, and Celleration, Inc. The Merger Agreement provides for an initial aggregate purchase price of $30,415,000 payable in equal amounts of cash and the Company’s common stock. In connection with the Merger Agreement, the Company received a commitment letter from a lender in which the lender has committed to provide the Company with a senior, secured term loan facility in the amount of $15,500,000, pursuant to the terms of the commitment letter. The Company expects to use the proceeds from this loan facility to provide the capital for the upfront cash portion associated with the consummation of the Merger Agreement. The Merger Agreement may be terminated by either party if the merger is not completed by May 31, 2015, provided that the Company may extend that date to July 31, 2015 in certain circumstances so long as the Company can provide Celleration with a $1,000,000 loan by May 15, 2015. The Merger Agreement also contains customary termination provisions which would require the Company to pay a termination fee of $3,000,000, less any amounts loaned to Celleration, if the Merger Agreement is terminated by (i) the Company or Celleration for the Company’s failure to obtain the required approval of the Company’s stockholders or (ii) Celleration for the Company’s failure to secure the required financing. Celleration is required to pay the Company a termination fee of $4,000,000 if Celleration terminates the Merger Agreements in order to accept a superior proposal as defined in the Merger Agreement.

Celleration focuses on developing and commercializing therapeutic ultrasound healing technologies, including the MIST Therapy System® and UltraMIST®, which deliver noncontact low-frequency, low-intensity ultrasound to the wound bed through a saline mist. The merger is expected to close during the second quarter of 2015, subject to the receipt of any required approvals and the satisfaction or waiver of the conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of the parties could require the parties to complete the merger at a later time or not complete it at all. During the three months ended March 31, 2015, the Company incurred acquisition-related costs of approximately $1,946,000 in connection with due diligence, professional fees, and other expenses related to Celleration.

4.	Inventory

Inventory consists of the following:

	March 31,	December 31,
	2015	2014

Raw materials	$220,378	$197,514
Work in process	546,419	489,431
Finished goods	835,546	725,897
Less: Inventory reserve	(616)	(1,094)
Total	$1,601,727	$1,411,748

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		March 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$5,396,000	$(2,069,633)	$3,326,367
Customer relationships	9-12	776,000	(326,260)	449,740
Distribution rights	5.27	400,000	(115,928)	284,072
Tradename	3	111,000	(33,916)	77,084
Non-compete	1	208,333	(190,972)	17,361
		$6,891,333	$(2,736,709)	$4,154,624

		December 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$5,396,000	$(1,934,733)	$3,461,267
Customer relationships	9-12	776,000	(308,871)	467,129
Distribution rights	5.27	400,000	(96,880)	303,120
Tradename	3	111,000	(24,667)	86,333
Non-compete	1	208,333	(138,889)	69,444
		$6,891,333	$(2,504,040)	$4,387,293

Amortization expense attributable to intangible assets for the three months ended March 31, 2015 and 2014 was $232,669 and $106,548, respectively. Amortization expense for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $791,790, $722,346, $697,679, $683,704, and $334,156, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014

Salaries, benefits and incentive compensation	$1,495,878	$1,528,229
Professional fees	494,030	228,426
Royalty fees	173,016	100,537
Deferred revenue	78,000	78,523
Deferred lease incentive liability	8,337	8,337
Other	81,615	123,807
Total accrued expenses and other current liabilities	$2,330,876	$2,067,859

7.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2015 - $500,000 and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended March 31, 2015 and 2014 were $125,000 and $100,000, respectively. $1,219 is included in accounts payable and $123,781 is included in accrued expenses as of March 31, 2015 in connection with this agreement.

Sorbion Distributor Agreement

On September 23, 2013, the Company entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG, pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions. The term of the agreement ends on December 31, 2018.

In order to maintain its exclusivity, the Company must purchase the following minimum amounts, in Euros, of the products for the indicated calendar year:

Calendar Year	Minimum Annual Purchase Amount
2015	1,000,000 Euros
2016	2,500,000 Euros
2017	4,000,000 Euros

Since the Company must purchase the minimum amounts in Euros, the equivalent U.S. dollar expenditure will be subject to fluctuations in foreign currency exchange rates. The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2015-2017, based on the exchange rate as of March 31, 2015, are approximately $1,085,010, $2,712,530, and $4,340,040, respectively.

If the Company fails to purchase products in amounts that meet or exceed the minimum annual purchase amount for a calendar year, it may cure such minimum purchase failure by paying Sorbion in cash an amount equal to the minimum annual purchase amount for such calendar year less the amount the Company paid to Sorbion for the products purchased for such calendar year.  If the Company does not cure a minimum purchase failure with a makeup payment for a calendar year, Sorbion may terminate the Company’s exclusivity with respect to the products and grant the Company non-exclusive rights with respect to the products.  If the Company does not cure a minimum purchase failure for two subsequent calendar years, Sorbion may terminate the agreement.  The Company will not be required to meet the minimal annual purchase amount if Sorbion fails to supply the Company with the products in accordance with the agreement.  Sorbion may also terminate the Company’s exclusivity with respect to the products if the Company does not cure a material breach of the agreement within 30 days. The Company has the right to use the trademarks related to the products. The Company has the ability to sell the products under their respective trademarked names and at prices determined by the Company.   The Company is eligible for certain discounts with respect to the purchase and shipping of the products if its orders of the products are above certain amounts.

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

Senior Secured Term Loan Facility

In connection with the Merger Agreement with Celleration, the Company entered into a commitment letter, dated as of February 2, 2015 (the “Commitment Letter”), with Perceptive Credit Opportunities Fund, LP (“Perceptive”), pursuant to which Perceptive has committed to provide the Company with a senior, secured term loan facility in the aggregate amount of $15,500,000, pursuant to the terms and conditions of the Commitment Letter and the term sheet annexed thereto (the “Debt Financing”). Pursuant to the Commitment Letter, the Debt Financing will (i) have a four year term, (ii) accrue interest at an annual rate equal to (a) the greater of one-month LIBOR or 1% plus (b) 9.75%, (iii) be interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) be secured by a first priority lien on substantially all of the Company’s assets. The Company expects to use the funds from the Debt Financing to fund the upfront cash portion of the purchase price and other expenses associated with the consummation of the transactions contemplated by the Merger Agreement. On March 10, 2015, the Commitment Letter was amended to extend the expiration time of Perceptive’s commitments and agreements under the Commitment Letter to May 31, 2015, unless the Company extends the “Outside Date” as defined in that certain Agreement and Plan of Merger, dated February 2, 2015 (the “Merger Agreement”), by and among the Company, Alliqua Cedar, Inc., Celleration, Inc. and certain representatives of Celleration stockholders, in accordance with the terms and conditions set forth therein, in which case such time shall automatically be extended to July 31, 2015 (“the Extended Expiration Time”). Accordingly, Perceptive’s commitments and agreements with respect to the senior, secured term loan facility described in the Commitment Letter, as amended, will automatically terminate at the Extended Expiration Time if the conditions precedent set forth in the definitive credit documentation described below have not been satisfied.

In addition, on March 10, 2015, the Company and Perceptive agreed on a form of Credit Agreement and Guaranty (the “Credit Agreement”) to be entered into by the Company, each of its subsidiaries and Perceptive upon the satisfaction of certain conditions precedent set forth in the Credit Agreement prior to the Extended Expiration Time, which are the same conditions to Perceptive’s obligation to fund the term loan under the Credit Agreement. These conditions include, among other things: the contemporaneous consummation of the merger on the terms and conditions set forth in the Merger Agreement (the “Merger”); the receipt by Perceptive of a promissory note evidencing the full amount of the loan and related loan documentation evidencing the security interests granted therein, a five-year warrant to purchase 750,000 shares of the Company’s common stock, certain financial statements, documentation for the perfection of security interests, various closing certificates and opinions of counsel to the Company; the Company’s payment of all fees due and payable to Perceptive under the Credit Agreement as of the closing date of the Merger (the “Closing Date”) and miscellaneous other closing conditions that are customary for credit facilities and transactions of this type.

The Credit Agreement will require the Company to prepay the outstanding principal amount of the term loan with 100% of the net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. The Company will also incur an incremental fee for any repayments or prepayments other than the required monthly principal payments made prior to the third anniversary of the Closing Date. The Company will also be required to pay an exit fee when the term loan is paid in full equal to the greater of 1% of the outstanding principal balance immediately prior to the final payment and $100,000.

The Credit Agreement contains customary affirmative and negative covenants and events of default for a secured financing arrangement, including limitations on additional indebtedness, liens, asset sales and acquisitions, among others. In addition to other customary events of default, any termination of that certain License, Marketing and Development Agreement between the Company and CCT, as amended, will constitute an event of default under the Credit Agreement.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2015.

8.	Stockholders’ Equity

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of March 31, 2015, 62,777 shares were available for future issuances.

2014 Plan

On April 10, 2014 and June 5, 2014, the Company’s Board of Directors and the Company’s shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), respectively. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 2,000,000 shares of common stock are reserved for award under the 2014 Plan, of which, as of March 31, 2015, 371,000 shares were available for future issuances.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended March 31,
	2015	2014
Options	$1,530,541	$3,464,956
Warrants	-	197,792
Restricted stock units	-	180,715
Restricted stock	501,971	1,318,062
Total stock-based compensation	$2,032,512	$5,161,525

For the three months ended March 31, 2015, $91,600 of stock-based compensation expense is included in cost of revenues and $1,940,912 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2014, $17,210 of stock-based compensation expense is included in cost of revenues and $5,144,315 is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the three months ended March 31, 2015:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
02/06/15	Officers	600,000	[1]	3,738,000
	2015 - Restricted Stock - Total	600,000		3,738,000

[1]	Vests in three equal annual installments, with one-third vesting on each of February 6, 2016, February 6, 2017 and February 6, 2018.

As of March 31, 2015, there was $3,563,477 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 1.8 years.

A summary of common stock award activity during the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2014	188,149	$7.03	$1,322,096
Granted	600,000	6.23	3,738,000
Vested	(46,174)	6.99	(322,756)
Forfeited	-	-	-
Non-vested, March 31, 2015	741,975	$6.38	$4,737,340

Warrants

There were no compensatory warrants issued during the three months ended March 31, 2015.

As of March 31, 2015, there was no unrecognized stock-based compensation expense related to compensatory warrants.

A summary of the warrant activity during the three months ended March 31, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	2,675,121	$5.76
Issued	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2015	2,675,121	$5.76	3.4	$1,399,606

Exercisable, March 31, 2015	2,675,121	$5.76	3.4	$1,399,606

The following table presents information related to warrants at March 31, 2015:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	108,572	2.5	108,572
3.02	74,286	1.9	74,286
3.50	2,286	2.1	2,286
4.24	780,191	3.2	780,191
4.38	188,444	3.6	188,444
4.81	8,889	3.6	8,889
5.69	1,040,880	3.6	1,040,880
7.00	18,286	0.1	18,286
8.75	25,429	0.3	25,429
10.50	427,858	4.0	427,858
	2,675,121	3.4	2,675,121

As of March 31, 2015, five-year warrants to purchase an aggregate of 75,429 shares of common stock at an exercise price of $2.19 per share were deemed to be a derivative liability. See Note 11 – Fair Value Measurement.

Stock Options

Options – 2015 Grants

During the three months ended March 31, 2015, ten-year options to purchase an aggregate of 795,500 shares of common stock at exercise prices ranging from $5.01 to $6.23 with an aggregate grant date value of $3,834,816 were granted to employees. Options to purchase an aggregate of 791,000 shares of common stock were granted pursuant to the 2014 Plan and vest ratably over three years on the anniversaries of the grant date. Options to purchase an aggregate of 4,500 shares of common stock were granted pursuant to the 2011 Plan and vested immediately. The grant date value is being amortized over the vesting term.

Options – Summary Data

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Risk free interest rate	1.67%	1.90%
Expected term (years)	6.00	5.92
Expected volatility	98.25%	102.63%
Expected dividends	0.00%	0.00%

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

Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to options at annual rates ranging from 0% to 5% for options outstanding at March 31, 2015.

The weighted average estimated fair value per share of the options granted during the three months ended March 31, 2015 and 2014 was $4.82 and $6.58, respectively.

During the three months ended March 31, 2015, the Company issued an aggregate of 53,986 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 53,986 shares of common stock for cash proceeds of $236,278. The options had an exercise price of $4.38 per share. The aggregate intrinsic value of the options exercised was $67,156 for the three months ended March 31, 2015.

As of March 31, 2015, there was $7,403,090 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.7 years, of which $74,524 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the three months ended March 31, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	4,817,660	$6.56
Granted	795,500	6.17
Exercised	(53,986)	4.38
Forfeited	(36,667)	6.59
Outstanding, March 31, 2015	5,522,507	$6.52	8.0	$1,603,929

Exerciseable, March 31, 2015	2,620,641	$5.91	6.9	$1,395,540

The following table presents information related to stock options at March 31, 2015:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28-$3.99	$3.40	433,971	$3.36	8.1	403,971
$4.00-$4.99	4.42	1,038,415	4.38	4.1	792,704
$5.00-$5.99	5.40	355,427	5.52	6.9	127,960
$6.00-$6.99	6.59	2,277,677	6.76	8.5	750,608
$7.00-$7.99	7.75	31,000	-	-	-
$8.00-$8.99	8.74	800,898	8.75	7.8	390,293
$9.00-$9.99	9.01	321,500	9.00	8.9	117,161
$10.00-$26.69	10.96	263,619	11.05	7.9	37,944
		5,522,507		6.9	2,620,641

9.	Related Party

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to the 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation in the three months ended March 31, 2014.

10.	Concentration of Risk

Revenue for the three months ended March 31, 2015 and 2014, and accounts receivable as of March 31, 2015 from our largest customers, both contract manufacturing customers, are as follows:

	% of Total Revenue		Accounts Receivable
Customer	2015	2014	March 31, 2015

A	26%	55%	23%
B	0%	11%	0%

11.	Fair Value Measurement

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

On March 31, 2015, the Company recomputed the fair value of its warrant liability to purchase an aggregate of 75,429 shares of common stock as $292,181 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 0.89%, expected term of 2.61 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $12,042 during the three months ended March 31, 2015.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2015	2014
Warrant Liabilities
Beginning balance	$304,223	$933,465
Change in fair value of warrant liability	(12,042)	283,267
Value of warrants exercised	-	(672,632)
Ending balance	$292,181	$544,100

Three Months Ended March 31, 2015
Contingent Consideration
Beginning balance	$2,931,598
Change in fair value of contingent consideration	107,536
Ending balance	$3,039,134

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$292,181
Contingent consideration	-	-	3,039,134
Total liabilities	$-	$-	$3,331,315

	December 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$304,223
Contingent consideration	-	-	2,931,598
Total liabilities	$-	$-	$3,235,821

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

On May 4, 2015, the Company closed an underwritten public offering of 7,582,418 shares of its common stock at a price to the public of $4.55 per share. Proceeds from this offering, net of underwriter fees were $32,430,000. The Company intends to use the net proceeds from this offering to fund the commercial expansion of its marketed products, to pursue additional product platforms, and for working capital and general corporate purposes. The shares of common stock were issued pursuant to the Company’s shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes above.

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2014. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Acquisition of Celleration, Inc.

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

If the merger is completed, holders of outstanding shares of Celleration common stock, holders of Celleration Series AA preferred stock and holders of in the money Celleration stock options and warrants (collectively referred to herein as the Celleration equity holders) will initially receive at closing, a pro rata portion of an aggregate purchase price of $30,415,000, payable in equal amounts of cash and shares of our common stock, subject to certain adjustments and escrow holdbacks. In addition, the Celleration equity holders will have the right to receive certain future contingent payments subject to the terms and conditions set forth in the Merger Agreement. The merger is expected to close during the second quarter of 2015, subject to the receipt of any required approvals and the satisfaction or waiver of the conditions to the merger contained in the Merger Agreement. However, it is possible that factors outside the control of the parties could require the parties to complete the merger at a later time or not complete it at all.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Overview. For the three months ended March 31, 2015 and 2014, we had a net loss of $7,661,592 and $9,036,162, respectively. Included in the net loss for three months ended March 31, 2015 and 2014 was non-cash stock-based compensation of $2,032,512 and $5,161,525 and acquisition-related expenses of $1,945,789 and $65,982, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the three months ended March 31, 2015 revenues increased by $1,522,989, or 258%, to $2,113,564 from $590,575 for the three months ended March 31, 2014.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues
Products	$1,477,428	$112,305
Contract manufacturing	636,136	478,270
Total revenues, net	$2,113,564	$590,575

Our growth rates for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014

Revenue growth	$1,522,989	$198,778
% Growth over prior year	257.9%	50.7%

Comprised of:
% of organic growth*	168.9%	50.7%
% of acquisition growth**	89.0%	0.0%
	257.9%	50.7%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit (loss). Our gross profit was $906,500 for the three months ended March 31, 2015 compared to gross loss of $41,124 for the three months ended March 31, 2014.  The improved results for the three months ended March 31, 2015, as compared to 2014 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 73%, while our overall gross margin was approximately 43% for the three months ended March 31, 2015. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Cost of revenues
Stock-based compensation	$91,600	$17,210
Compensation and benefits	207,825	153,079
Depreciation and amortization	146,736	146,736
Materials	629,684	213,666
Equipment, production and other expenses	131,219	101,008
Total cost of revenues	$1,207,064	$631,699

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses
Stock-based compensation	$1,940,912	$5,144,315
Compensation and benefits	2,167,630	1,777,331
Marketing	412,083	224,323
Royalty fees	174,235	100,000
Other expenses	1,835,081	1,400,575
Total selling, general and administrative expenses	$6,529,941	$8,646,544

Selling, general and administrative expenses decreased by $2,116,603, to $6,529,941 for the three months ended March 31, 2015, as compared to $8,646,544 for the three months ended March 31, 2014.

Stock-based compensation decreased by $3,203,403, to $1,940,912 for the three months ended March 31, 2015, as compared to $5,144,315 for the three months ended March 31, 2014.  The decrease in stock-based compensation is primarily due to the decrease in equity awards granted to consultants and a decrease in the fair value of equity awards granted in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Compensation and benefits increased by $390,299, to $2,167,630 for the three months ended March 31, 2015, as compared to $1,777,331 for the three months ended March 31, 2014. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 38 at March 31, 2014 to 50 at March 31, 2015.

Marketing expenses increased by $187,760 to $412,083 for the three months ended March 31, 2015, as compared to $224,323 for the three months ended March 31, 2014. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, market research and marketing materials.

Royalty expenses increased by $74,235 to $174,235 for the three months ended March 31, 2015, as compared to $100,000 for the three months ended March 31, 2014. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2015 is $500,000 compared to $400,000 due for the year ended December 31, 2014. Also included in royalty expense for the three months ended March 31, 2015 is approximately $49,000 of royalties due in connection with sales of our Biovance product.

Other selling, general and administrative expenses increased by $434,506, to $1,835,081 for the three months ended March 31, 2015, as compared to $1,400,575 for the three months ended March 31, 2014. The increase in other selling, general and administrative expense is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel, training and professional fees such as legal and accounting expenses.

Acquisition-related expenses. During the three months ended March 31, 2015, we incurred acquisition-related costs of $1,945,789 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration, compared to $65,982 related to the acquisition of Choice Therapeutics during the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents totaling $10,939,194 compared to $16,770,879 at December 31, 2014.  The decrease was attributable to cash used in operating activities of $5,875,313 during the three months ended March 31, 2015.

Net cash flow used in operating activities was $5,875,313 and $2,615,514 for the three months ended March 31, 2015 and 2014, respectively. Net cash flow used in operating activities included approximately $1.2 million of transaction costs related to our acquisition of Celleration during the three months ended March 31, 2015. Changes in working capital increased cash flows used in operating activities approximately $1.4 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net cash used in investing activities was $5,000 for the three months ended March 31, 2015 compared to $106,596 used in investing activities in the three months ended March 31, 2014. Cash used in investing activities includes capital expenditures related to our contract manufacturing during the three months ended March 31, 2015. Cash used in investing activities primarily relates to cash payments related to the purchase of distribution rights in the three months ended March 31, 2014.

Net cash flow generated from financing activities was $48,628 for the three months ended March 31, 2015, compared to cash flow generated from financing activities of $268,376 for the three months ended March 31, 2014. During the three months ended March 31, 2015, we received proceeds from stock option exercises of $236,278. This was offset by the payment of withholding taxes related to vesting of certain restricted stock awards of $187,650.  During the three months ended March 31, 2014, we received proceeds from stock option exercises of $469,550. This was offset by the payment of withholding taxes related to vesting of certain restricted awards of $201,174.

At March 31, 2015, current assets totaled $14,758,794 and current liabilities totaled $4,425,555, as compared to current assets totaling $19,629,067 and current liabilities totaling $4,129,824 at December 31, 2014. As a result, we had working capital of $10,333,239 at March 31, 2015 compared to working capital of $15,499,243 at December 31, 2014.

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

On February 2, 2015 we entered in the Merger Agreement with Celleration. The Merger Agreement provides for an initial aggregate purchase price of $30,415,000 payable in equal amounts of cash and our common stock. In connection with the Merger Agreement, we also received a commitment letter from a lender in which the lender has committed to provide us with a senior, secured term loan facility in the amount of $15,500,000, pursuant to the terms of the commitment letter. We expect to use the proceeds from this loan facility to provide the capital for the upfront cash portion associated with the consummation of the Merger Agreement. The Merger Agreement may be terminated by either party if the Merger is not completed by May 31, 2015, provided that we may extend that date to July 31, 2015 in certain circumstances so long as we provide Celleration with a $1,000,000 loan by May 15, 2015. In addition, we expect approximately $3.6 million of acquisition-related expenses to be paid subsequent to the completion of the Celleration acquisition. The acquisition is expected to close in the second quarter of 2015.

A shelf registration statement on Form S-3 relating to the public offering of the shares of common stock described above was filed with the SEC and was declared effective on September 25, 2014. This registration statement will enable us to offer and sell to the public from time to time in one or more offerings, up to $100,000,000 of common and preferred stock, debt securities, warrants, units or any combination thereof. The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

On May 4, 2015, the Company closed an underwritten public offering of 7,582,418 shares of its common stock at a price to the public of $4.55 per share. Proceeds from this offering, net of underwriter fees were $32,430,000. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3. The Company intends to use the net proceeds from this offering to fund the commercial expansion of its marketed products, to pursue additional product platforms, and for working capital and general corporate purposes.

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

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2015 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

Risks Related to Our Company

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $7,661,592 and $9,036,162, respectively, for the three months ended March 31, 2015 and 2014. We have incurred annual net losses of $25,445,435 and $21,976,882, respectively, during the years ended December 31, 2014 and 2013. As of March 31, 2015, we had an accumulated deficit of $77,704,306. We expect to incur additional operating losses for the foreseeable future. Although we expect sales and order backlogs to increase in 2015 from our existing product offerings, there can be no assurance that we will be able to achieve these revenues throughout the year or be profitable in the future.

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

There is no assurance that the merger with Celleration will be completed and, even if the merger is successfully completed, the anticipated benefits to our stockholders may not be realized.

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

In addition, the parties can agree at any time to terminate the Merger Agreement, even if Celleration stockholders have already adopted the Merger Agreement and thereby approved the merger and the other transactions contemplated by the Merger Agreement. Both we and Celleration can also terminate the Merger Agreement under other specified circumstances.

If the merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the merger, including without limitation the following:

•	the requirement, under certain circumstances, to pay to Celleration a reverse termination fee equal to $3 million less any amount previously loaned to Celleration;

•	reputational harm due to the adverse perception of any failure to successfully complete the merger; and

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees notwithstanding the failure to complete the merger.

If the merger is not completed, these risks could materially affect the market price of our common stock and our future business and financial results.

We will incur substantial additional indebtedness in connection with the merger, may not be able to refinance the senior, secured loan facility on favorable terms, if drawn upon, and may not be able to meet all of our debt obligations.

In connection with the merger, we have entered into a commitment letter for a new senior, secured term loan facility in the aggregate amount of $15,500,000. Proceeds from the debt financing will be used to finance, in part, the cash consideration for the merger and to pay fees and expenses incurred in connection with the merger. If we finance the merger by drawing on the loan facility, based on assumed interest rates, leverage ratios and credit ratings, the combined company’s debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the 12 months following the completion of the merger is expected to be approximately $1,662,250. As a result of this increase in debt, demands on the combined company’s cash resources will increase after the completion of the merger. The increased level of debt could, among other things:

•	require the combined company to dedicate a large portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;

•	restrict the combined company’s ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place the combined company at a competitive disadvantage compared to its competitors that have less debt;

•	adversely affect the combined company’s credit rating, with the result that the cost of servicing the combined company’s indebtedness might increase and its ability to obtain surety bonds could be impaired;

•	adversely affect the market price of our common stock; and

•	limit the combined company’s ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

We depend on our executive officers and key personnel.

We believe that our success will depend, in part, upon our ability to retain our executive officers, including David Johnson, our Chief Executive Officer, Brian Posner, our Chief Financial Officer, and Brad Barton, our Chief Operating Officer, and other key personnel we have recently added, and attract additional skilled personnel, which may require substantial additional funds. There can be no assurance that we will be able to find and attract additional qualified employees or retain any such executive officers and other key personnel. Our inability to hire qualified personnel, the loss of services of our executive officers or key personnel, or the loss of services of executive officers or key personnel who may be hired in the future may have a material and adverse effect on our business.

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

Historically, our contract manufacturing business has generated most of our revenue, and much of this revenue is generated from a limited number of clients, who account for a substantial percentage of our total revenues. For the year ended December 31, 2014, one customer accounted for approximately 23% of our revenue. For the year ended December 31, 2013, two customers accounted for approximately 67% of our revenue, with one customer accounting for 51% and the other 16%. These customers are both medical device manufacturers and consumers of our contract manufacturing products. The decrease in this concentration from 2013 to 2014 is due to an increase in product revenue, which is consistent with our strategy. We expect that as revenues from the sales of our proprietary wound dressings increase, this concentration will continue to abate in 2015. The loss of any of our significant customers would have a significant negative effect on our overall operations.

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

Inherent in the development of new medical products is the potential for delay because product testing, including clinical evaluation, is required before most products can be approved for human use. With respect to medical devices, such as those that we manufacture and market, before a new medical device, or a new use of, or claim for, an existing product can be marketed, unless it is a Class I device, it must first receive either premarket clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that the proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device for its intended use based, in part, on extensive data including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The premarket approval process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees.

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

Changes to the FDA approval process or ongoing regulatory requirements could make it more difficult for us to obtain FDA approval or clearance of our products or comply with ongoing requirements.

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

Should the FDA determine that Biovance does not meet regulatory requirements that permit qualifying human cells, tissues and cellular and tissue-based products to be processed, stored, labeled and distributed without pre-marketing approval, we may be required by the FDA to stop processing and distributing Biovance, or to narrow the indications for which Biovance is marketed, which, in turn, could also result in a default under our planned credit facility.

Biovance is a product derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into humans. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act and 21 CFR 1271 (361 HCT/Ps) are not subject to pre-market clearance or approval requirements, but are subject to post-market regulatory requirements. To be a 361 HCT/P, a product must meet all four of the following criteria:

•	It must be minimally manipulated;

•	It must be intended for homologous use;

•	It must not be combined with another article; and

•	It must not have a systemic effect (except for autologous, family-related or reproductive use).

We and Celgene believe that Biovance qualifies as a 361 HCT/P. However, if the FDA disagrees with our belief, changes its policy with respect to 361 HCT/P qualifications, or determines that our marketing claims exceed what would be permitted for a 361 product, and Biovance is determined to not qualify as a section 361 HCT/P product, we may have to revise our labeling and other written or oral statements of use or obtain approval or clearance from the FDA before we can continue to market the product in the United States. Furthermore, a communication from the FDA asserting that Biovance does not qualify as a 361 HCT/P product could also trigger an event of default under the credit agreement that we expect to enter into to finance the cash portion of the purchase price for the Celleration acquisition. For more information, see “Prospectus Supplement Summary – Debt Financing for the Merger” and “- Risks Related to the Debt Financing for the Merger.”

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

Recent U.S. healthcare legislation imposes an excise tax on us and requires cost controls that may impact the rate of reimbursement for our products, each of which may adversely affect our business, cash flows and results of operations.

Significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as reconciled by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was enacted into law in March 2010. Commencing January 1, 2013, the ACA imposed an excise tax on manufacturers or producers making sales of medical devices in the U.S., other than sales at retail for individual use. Although several bills have been proposed in the U.S. Congress to eliminate the tax, most of these bills are tied to corresponding increases in taxes from other sources, and therefore face substantial opposition. We likely will not be able to offset the new tax with increased revenue. Accordingly, the excise tax may adversely affect our business, cash flows and results of operations.

The ACA also contains provisions aimed at improving the quality and decreasing the costs of healthcare. The Medicare provisions include value-based payment programs, increased funding for comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital-acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the ACA includes a reduction in the annual rate of reimbursement growth for hospitals that began in 2011 and provides for the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. Many of these provisions will not be effective for a number of years, and there are many programs and requirements for which the details have not yet been fully established. Although it remains impossible to predict the extent of the regulation and the full impact of the ACA, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect its business and results of operations.

We and our sales personnel, whether employed by us or by others, must comply with various federal and state anti-kickback, self-referral, false claims and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with physicians, hospitals and the marketers of our products are subject to scrutiny under various federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to liability, or claims of alleged violations. Possible sanctions for violation of these fraud and abuse laws include monetary fines; civil and criminal penalties; exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE, the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents; and forfeiture of amounts collected in violation of such prohibitions. Certain states have similar fraud and abuse laws that also authorize substantial civil and criminal penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

The federal Anti-Kickback Statute prohibits any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by any federal healthcare program, including Medicare.

The scope and enforcement of the healthcare fraud and abuse laws is uncertain and subject to rapid change. There can be no assurance that federal or state regulatory or enforcement agencies will not investigate or challenge our current or future activities under these laws. Any investigation or challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal investigation, regardless of the outcome, could be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws, whether these changes are retroactive or will have effect on a going-forward basis only.

If we engage additional physicians on a consulting basis, the agreements with these physicians will be structured to comply with all applicable laws, including the federal ban on physician self-referrals (commonly known as the “Stark Law”) the federal Anti-Kickback Statute, state anti self-referral and anti-kickback laws. Even so, it is possible that regulatory or enforcement agencies or courts may in the future view these agreements as prohibited arrangements that must be restructured or for which we would be subject to other significant civil or criminal penalties. Because our strategy includes the involvement of physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with our physician advisors who refer or order our products to be in violation of one or more health care fraud and abuse laws. Such government action could harm our reputation and the reputations of our physician advisors. In addition, the cost of noncompliance with these laws could be substantial because we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from state and federal healthcare programs, including Medicare and Medicaid, for non-compliance.

If we unable to protect our intellectual property rights adequately, we may not be able to compete effectively.

Our success depends in part on our ability to protect the proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of trademark laws and confidentiality, noncompetition and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. Our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if it attempts to enforce them, may not necessarily be upheld by the courts. In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us.

Efforts to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert its management’s attention.

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

We believe that our products will be purchased principally by hospitals or physicians, which typically bill various third-party payors, such as state and federal healthcare programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the products and services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payors is critical to the success of our business because reimbursement status affects which products customers purchase and the prices they are willing to pay. In addition, our ability to obtain reimbursement approval in foreign jurisdictions will affect our ability to expand our product offerings internationally.

Third-party payors have adopted, and are continuing to adopt, a number of policies intended to curb rising healthcare costs. These policies include:

●	imposition of conditions of payment by foreign, state and federal healthcare programs as well as private insurance plans, and;

●	reduction in reimbursement amounts applicable to specific products and services.

Adverse decisions relating to coverage or reimbursement of our products would have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them.

We are unable to predict whether foreign, federal, state or local healthcare reform legislation or regulation affecting our business may be proposed or enacted in the future, or what effect any such legislation or regulation would have on our business. Changes in healthcare systems in the U.S. or internationally in a manner that significantly reduces reimbursement for procedures using our products or denies coverage for these procedures would also have an adverse impact on the acceptance of our products and the prices which our customers are willing to pay for them.

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

Celleration purchases the UltraMIST system from a single source. Reliance on outside suppliers makes Celleration vulnerable to a number of risks that could impact Celleration’s ability to manufacture the UltraMIST System and/or disposable applicators, resulting in harm to its business, including:

•	inability to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	uncorrected defects that impact the performance, efficacy and safety of its products;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by Celleration’s suppliers due to changes in demand from Celleration or other customers; and

•	delays in delivery or production stoppage by Celleration’s supplier due to a shortage of one or more of the components comprising Celleration’s product.

If the supply of the UltraMIST System or the disposable applicators for the MIST Therapy System or UltraMIST System or saline bottles is interrupted or significantly delayed and Celleration is unable to acquire product from alternate sources in a timely manner and at a commercially reasonable price, Celleration’s ability to meet its customers’ demand would be impaired and its business could be harmed. Identifying and qualifying additional or replacement suppliers for the UltraMIST System or disposable applicators may not be accomplished quickly or at all and could involve significant additional costs. Interruption of supply from Celleration’s suppliers or failure to obtain additional suppliers would limit its ability to distribute its products and could therefore have an adverse effect on Celleration’s business.

We are dependent upon third-party local distributors to market and distribute our products in key markets.

We rely on third-party distributors for marketing and distribution of our products in certain markets, both domestically and internationally. Our success in generating sales in markets where we have engaged local distributors depends in part on the efforts of others whom we do not employ. Many of these distributors have only limited personnel, which could impair their ability to successfully market, sell and service our products. Because of limited resources or for other reasons, they may not comply with applicable local regulations or respond promptly to adverse event reporting requirements under U.S. FDA regulations. As a result of such failures to comply with regulatory requirements, we may experience significant loss of revenue, increased costs and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to transfer or obtain appropriate regulatory approvals and to train its personnel to market our products, and our ability to sell and service our products in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue from international markets, increase our costs in those markets or damage our reputation.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause its business and reputation to suffer.

In the ordinary course of our business, we use networks to collect and store sensitive data, including intellectual property, proprietary business information and that of its customers, suppliers and business partners, personally identifiable information of our customers and employees, and data relating to patients who use its products. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, its information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provides to customers, damage our reputation, and cause a loss of confidence in its products and services, which could adversely affect our operating margins, revenues and competitive position.

We are subject to federal and state regulation with respect to electron beam radiation services and facilities.

We are also subject to federal and state regulation with respect to electron beam radiation services and facilities. The expansion of our business into the manufacturing and distribution of our products for consumer use will subject us to additional governmental regulation.

Risks Related to the Merger with Celleration

We expect to incur substantial expenses related to the merger and the integration of Celleration.

We expect to incur substantial expenses in connection with the merger and the integration of Celleration. Specifically, based on estimates as of April 2, 2015, we expect to incur approximately $3.2 million of transaction costs related to the merger. Additionally, in connection with the plan to integrate our operations with those of Celleration, we expect to incur various nonrecurring expenses, such as costs associated with systems implementation, severance and other costs related to exit or disposal activities. We are not able to determine the exact timing, nature and amount of these expenses as of the date of this prospectus supplement. However, these expenses could have an adverse effect on the financial condition or results of operations of Alliqua and Celleration, as well as those of the combined company following the completion of the merger, during the period in which they are recorded. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

The pendency of the merger could have an adverse effect on our and/or Celleration’s business, financial condition, results of operations or business prospects.

The pendency of the merger could disrupt our and/or Celleration’s businesses in the following ways, among others:

•	Our and/or Celleration’s employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our and/or Celleration’s ability to retain, recruit and motivate key personnel;

•	the attention of our and/or Celleration’s management may be directed towards the completion of the merger and other transaction-related considerations and may be diverted from the day-to-day business operations of our and/or Celleration, as applicable, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to our and/or Celleration, as applicable; and

•	customers, suppliers and other third parties with business relationships with us and/or Celleration may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or Celleration as a result of the merger, whether pursuant to the terms of their existing agreements with us and/or Celleration or otherwise.

Any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, us and/or Celleration.

The issuance of our common stock in connection with the merger could decrease the market price of our common stock.

In connection with the merger and as part of the merger consideration, we will issue shares of our common stock to Celleration equity holders. The issuance of our common stock in the merger may result in fluctuations in the market price of Alliqua common stock, including a stock price decrease.

Our stockholders will be diluted by the merger.

The consummation of the merger and the issuance of our common stock as part of the merger consideration will dilute the ownership position of our current stockholders. Upon completion of the merger, we estimate that our current continuing stockholders will own approximately 84% and former Celleration equity holders will own approximately 16% of the issued and outstanding shares of our common stock immediately after the transaction. The estimated ownership position of our continuing stockholders may be further diluted by the potential issuance of additional shares of our common stock as part of the contingent consideration upon the occurrence of certain future events. Consequently, our stockholders and Celleration equity holders, as a general matter, will have less influence over our management and policies after the effective time of the merger than they currently exercise now over the management and policies of Alliqua and Celleration, respectively.

The merger may be completed even though material adverse changes may result from the pendency of the merger, industry-wide changes or other causes.

In general, we may refuse to complete the merger if there is a material adverse effect (as defined in the Merger Agreement) affecting Celleration prior to the closing of the merger. However, some types of changes do not permit either party to refuse to complete the merger, even if such changes would have a material adverse effect on us or Celleration. If adverse changes occur but we must still complete the merger, the market price of our common stock may suffer.

A portion of the merger consideration is contingent on the occurrence of certain events in the future.

We have agreed to pay certain additional consideration to Celleration equity holders that is contingent upon the occurrence of certain events in the future, subject to the terms and conditions set forth in the Merger Agreement, including the contingent consideration. There can be no assurance that any of the foregoing contingencies or future events will occur or be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these contingencies or future events from occurring or being satisfied.

In addition, for a period of 18 months after the closing of the merger, we have the right to setoff certain indemnification claims against the contingent consideration in certain circumstances. Accordingly, there can be no guarantee with respect to whether or when any of the contingent consideration will be paid to Celleration equity holders, if at all. As a result, the exact amounts of cash and shares of our common stock that Celleration equity holders will be entitled to receive as part of the total merger consideration will not be determined until subsequent to the closing of the merger.

The fairness opinion of our financial advisor in connection with the merger does not reflect changes in circumstances between the date of the signing of the Merger Agreement and the closing of the merger.

Our board of directors received an opinion from Cowen and Company, that as of the date of the opinion, and based upon and subject to the various assumptions made, procedures followed, matters considered, limitations of the review undertaken, qualifications contained and other matters set forth therein, the consideration to be paid by us in the merger pursuant to the terms of the Merger Agreement was fair, from a financial point of view, to us. Subsequent changes in the operation and prospects of us or Celleration, general market and economic conditions and other factors may significantly alter our or Celleration’s value or the price of the shares of our common stock by the time the merger is to be completed. The opinion does not address the fairness, from a financial point of view, of the consideration to be paid by us at the time the merger is to be completed, or as of any other date other than the date of such opinion.

Risks Related to the Debt Financing for the Merger

We expect to incur up to $15.5 million of indebtedness to finance the cash portion of the purchase price for the acquisition, which will increase our liabilities and expose us to greater risks.

We expect to finance the upfront cash portion of the merger consideration and other expenses of the proposed merger through a combination of cash resources, including available cash on our balance sheet and third-party debt financing consisting of a new senior, secured term loan facility in the aggregate amount of $15.5 million that a third party lender has committed to provide pursuant to the terms and conditions of a definitive form of credit agreement, which the parties have signed and agreed to hold in escrow pending release upon the satisfaction of certain conditions precedent to the lender’s obligation to fund the term loan set forth in the credit agreement, which include, among other things, the substantially concurrent consummation of the merger on the terms and conditions set forth in the Merger Agreement. The terms of the credit agreement, when legally effective, will contain certain restrictions that prohibit us and our subsidiaries from engaging in certain transactions and activities, including but not limited to the following:

•	no entering into, creating, incurring or assuming any indebtedness of any kind, subject to limited exceptions;

•	no creating or incurring new liens, subject to certain exceptions;

•	no new acquisitions or investments in other entities, subject to certain exceptions

•	no winding up, liquidation or dissolution of our affairs;

•	no mergers or consolidations with another person or disposition of assets, subject to certain exceptions;

•	no entering into inbound or outbound licenses, subject to certain exceptions;

•	no change in the nature of our core business;

•	no payments of cash dividends; and

•	no repayments, repurchases or other acquisitions of shares of our common stock or other equity securities.

In addition, the credit agreement will, when legally effective, require us to meet certain financial covenants. Our ability to meet these financial covenants may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the credit agreement, the lender could institute foreclosure proceedings against our assets, which would harm our business, financial condition and results of operations.

If an event of default occurs under the credit agreement, when legally effective, it could result in a material adverse effect on our business, operating results and financial condition, or the loss of our assets as the lender will hold a first priority security interest in all of our assets and the assets of our subsidiaries.

Events of default under the convertible debentures include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 60 days;

•	a default occurring under any other debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000;

•	we or any of our subsidiaries is party to a change of control;

•	the FDA or other governmental authority (i) issues a letter or other communication asserting any of our products lacks a required product authorization, including in respect of CE marks or 510(k)s or 361HCT/P qualification, or (ii) initiates enforcement action or warning against us, any of our products or manufacturing facilities resulting in the discontinuance of marketing, withdrawal of any material products, or delay in the manufacture of any material products, each lasting for more than 90 days;

•	a recall of any product that has generated or is expected to generate at least $1,000,000 in revenue in the aggregate over any consecutive twelve (12) month period;

•	we or any of our subsidiaries enters into a settlement agreement with the FDA or any other governmental authority that results in aggregate liability as to any single or related series of transactions, incidents or conditions, in excess of $500,000;

•	we are in default under our license agreement with CCT or the license agreement is terminated, amended, waived or otherwise modified in a manner materially adverse to the lender’s interests; and

•	failure to observe or perform any other covenant contained in the credit agreement.

If an event of default were to occur, payment of the entire principal amount could be accelerated and become immediately due and payable. The cash that we may be required to pay would most likely come out of our working capital, which may be insufficient to repay the obligation. In such event, we may lose some or all of our assets as the lender will have a first priority security interest, and the assets of subsidiaries, including without limitation the assets of Celleration. We may also be required to file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our common stock, at significant risk.

Risks Related to the Combined Company Following the Merger

Successful integration of Celleration with us and successful operation of the combined company are not assured. Also, integrating our business with that of Celleration may divert the attention of management away from operations.

If the merger is completed, Merger Sub will acquire all of the business and assets of Celleration and will continue operating as our wholly owned subsidiary. There can be no assurance that, after the merger, Merger Sub will be able to maintain and grow the acquired business and operations of Celleration. In addition, the market segments in which Celleration operates may experience declines in demand and/or new competitors. Integrating and coordinating certain aspects of the operations, portfolio of products and personnel of Celleration with ours will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the businesses of either or both of the companies and may not result in the full benefits expected by us and Celleration, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	issues in integrating research and development and sales forces;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems;

•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and

•	unforeseen and unexpected liabilities related to the merger or Celleration’s business.

Additionally, the integration of our and Celleration’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the combined company’s business, financial condition and operating results.

The combined company may not be able to adequately protect or enforce its intellectual property rights, which could harm its competitive position.

The combined company’s success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The combined company will primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods, to protect its proprietary technologies and processes. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose proprietary technologies and processes, despite efforts by the combined company to protect its proprietary technologies and processes. While the combined company will hold a significant number of patents, there can be no assurances that any additional patents will be issued. Even if new patents are issued, the claims allowed may not be sufficiently broad to protect the combined company’s technology. In addition, any of our or Celleration’s existing patents, and any future patents issued to the combined company, may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide the combined company with meaningful protection. We and Celleration may not have, and in the future the combined company may not have, foreign patents or pending applications corresponding to its U.S. patents and applications. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If the combined company’s patents do not adequately protect its technology, competitors may be able to offer products similar to the combined company’s products. The combined company’s competitors may also be able to develop similar technology independently or design around its patents.

The market price of our common stock after the merger may be subject to significant fluctuations and may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the merger, Celleration equity holders who receive shares of our common stock will become our stockholders. While our common stock has an observable trading history, our common stock on a post-merger basis may trade differently than its pre-merger trading history, and the market price of our common stock could be subject to significant fluctuations following the merger. In addition, our businesses differ from those of Celleration in important respects and, accordingly, the results of operations of the combined company and the market price of our common stock following the merger may be affected by factors different from those currently affecting our and Celleration’s independent results of operations.

The merger may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we anticipate that the merger will have an immediate accretive impact on the adjusted earnings per share of our common stock, our current expectation is based on preliminary estimates as of the date of the public announcement of the merger, which may materially change. We could also encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated to result from the merger. In addition, we expect that Celleration equity holders immediately prior to the merger will own, in the aggregate, approximately 16% of the then outstanding shares of Alliqua common stock following the merger, based on the number of outstanding shares of our common stock on April 17, 2015. Once our shares are issued in the merger, our earnings per share may be lower than it would have been in the absence of the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger, and cause a decrease in the market price of our common stock. There can be no assurance that any increase in our earnings per share will occur, even over the long term. Any increase in our earnings per share as a result of the merger is likely to require, among other things, us to successfully manage the operations of Celleration and increase our consolidated earnings after the merger.

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for investors.

The market price of our common stock has been and is likely to continue to be highly volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock, particularly under any registration statement for the purposes of selling any other securities, including management shares;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic, political and other external factors; and

•	period-to-period fluctuations in our financial results.

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

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to re-sell your shares at or above the price you paid for them.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended March 31, 2015:

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
1/1/2015 to 1/31/2015	21,681	(2)	$5.30	-	-
2/1/2015 to 2/28/2015	-		-	-	-
3/1/2015 to 3/31/2015	13,751	(3)	5.29	-	-
Total	35,432		$5.30	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 21,681 shares of our common stock surrendered by David Johnson to pay tax withholding obligations incurred in connection with the vesting of restricted stock on January 1, 2015.

(3) Includes (i) 7,673 shares of our common stock surrendered by David Johnson, (ii) 759 shares of our common stock surrendered by Brian Posner, (iii) 2,225 shares of our common stock surrendered by Brad Barton and (iv) 3,094 shares of our common stock surrendered by an employee, each to pay tax withholding obligations incurred in connection with the vesting of restricted stock on March 6, 2015.

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

ALLIQUA BIOMEDICAL, INC.

Date: May 14, 2015	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 2, 2015.**

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 11, 2014.

3.2	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on June 11, 2014.

3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on June 11, 2014.

10.1	Voting Agreement, dated February 2, 2015, by and between Alliqua BioMedical, Inc. and each of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.

10.2	Commitment Letter, dated February 2, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.

10.3	Side Letter Agreement to Commitment Letter, dated March 10, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Company’s Annual Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

** Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

