Form 10-Q
period 2015-06-30
Alliqua BioMedical, Inc.
filed 2015-08-06
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 3, 2015 was 27,668,915 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$35,759,632	$16,770,879
Accounts receivable, net	2,332,202	968,616
Inventory, net	2,862,063	1,411,748
Prepaid expenses and other current assets	699,471	477,824
Total current assets	41,653,368	19,629,067
Improvements and equipment, net	1,757,317	1,434,027
Intangible assets, net	35,672,418	4,387,293
Goodwill	20,924,893	4,100,295
Other assets	173,042	173,042
Total assets	$100,181,038	$29,723,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,411,561	$1,757,742
Accrued expenses and other current liabilities	3,074,781	2,067,859
Contingent consideration, current	5,584,794	-
Warrant liability	3,033,572	304,223
Total current liabilities	14,104,708	4,129,824
Long-term debt, net	11,646,093	-
Contingent consideration, long-term	13,289,395	2,931,598
Deferred tax liability	1,510,830	67,000
Other long-term liabilities	79,902	84,071
Total liabilities	40,630,928	7,212,493

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 27,680,771 and 16,202,689 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	27,681	16,203
Additional paid-in capital	144,216,471	92,537,742
Accumulated deficit	(84,694,042)	(70,042,714)
Total stockholders' equity	59,550,110	22,511,231
Total liabilities and stockholders' equity	$100,181,038	$29,723,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue, net of returns, allowances and discounts	$3,136,390	$1,037,448	$5,249,954	$1,628,023

Cost of revenues	1,373,602	836,715	2,580,666	1,468,414

Gross profit	1,762,788	200,733	2,669,288	159,609

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation of $2,200,232 and $4,141,144 for the three and six month periods ended June 30, 2015 and $1,951,631 and $7,095,946 for the three and six month periods ended June 30, 2014 - see Note 9)	8,422,748	5,956,091	14,931,919	14,602,635
Research and product development	279,664	-	300,434	-
Acquisition-related	914,797	419,658	2,860,586	485,640
Change in fair value of contingent consideration liability	265,055	-	372,591	-
Total operating expenses	9,882,264	6,375,749	18,465,530	15,088,275

Loss from operations	(8,119,476)	(6,175,016)	(15,796,242)	(14,928,666)

Other (expense) income
Interest expense	(233,039)	(92)	(233,039)	(384)
Interest income	13,223	9,429	19,190	13,976
Change in value of warrant liability	(90,179)	214,950	(78,137)	(68,317)
Total other (expense) income	(309,995)	224,287	(291,986)	(54,725)

Net loss before income tax	(8,429,471)	(5,950,729)	(16,088,228)	(14,983,391)

Income tax benefit (expense)	1,439,735	(3,500)	1,436,900	(7,000)

Net loss	$(6,989,736)	$(5,954,229)	$(14,651,328)	$(14,990,391)

Basic and diluted net loss per common share	$(0.32)	$(0.39)	$(0.66)	$(1.08)

Weighted average shares used in computing basic and diluted net loss per common share	22,108,703	15,243,718	22,103,377	13,822,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	16,202,689	$16,203	$92,537,742	$(70,042,714)	$22,511,231

Issuance of common stock for the purchase of Celleration, Inc.	3,168,229	3,168	15,204,332	-	15,207,500

Issuance of common stock for cash, net of issuance costs of $2,303,461	7,582,418	7,582	32,188,958		32,196,540

Exercise of common stock options	68,586	69	300,084	-	300,153

Cashless exercise of warrants	8,970	9	(9)	-	-

Extinguishment of warrant liability	-	-	31,498	-	31,498

Stock-based compensation	720,000	720	4,322,292	-	4,323,012

Net settlement on vesting of restricted stock awards	(70,121)	(70)	(368,426)	-	(368,496)

Net loss	-	-	-	(14,651,328)	(14,651,328)

Balance, June 30, 2015	27,680,771	$27,681	$144,216,471	$(84,694,042)	$59,550,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(14,651,328)	$(14,990,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831,815	457,832
Amortization of deferred lease incentive	(4,169)	(4,169)
Deferred income tax (benefit) expense	(1,436,900)	7,000
Provision for doubtful accounts	46,304	-
Provision for inventory obsolescence	13,247	(36,588)
Stock-based compensation expense	4,323,012	6,990,465
Amortization of debt issuance and discount costs	84,928	-
Stock issued for services rendered	-	185,334
Change in value of warrant liability	78,137	68,317
Fair value adjustment of contingent consideration liability	372,591	-
Changes in operating assets and liabilities:
Accounts receivable	(533,300)	(305,969)
Inventory	(1,122,419)	(5,697)
Prepaid expenses and other current assets	(14,902)	(254)
Accounts payable	345,204	755,975
Accrued expenses and other current liabilities	(690,988)	503,919
Net Cash Used in Operating Activities	(12,358,768)	(6,374,226)

Investing Activities
Payment for distribution rights	-	(200,000)
Purchase of improvements and equipment	(76,738)	(6,596)
Acquisition of business, net of cash acquired	(14,947,813)	(1,999,526)
Net Cash Used in Investing Activities	(15,024,551)	(2,206,122)

Financing Activities
Net proceeds from issuance of common stock	32,196,540	14,372,503
Net proceeds from long-term debt	14,243,875	-
Proceeds from the exercise of stock options	300,153	1,219,161
Proceeds from the exercise of warrants	-	5,125,947
Payment of withholding taxes related to stock-based employee compensation	(368,496)	(452,377)
Net Cash Provided by Financing Activities	46,372,072	20,265,234

Net Increase in Cash and Cash Equivalents	18,988,753	11,684,886

Cash and Cash Equivalents - Beginning of period	16,770,879	12,100,544

Cash and Cash Equivalents - End of period	$35,759,632	$23,785,430

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$148,111	$384
Non-cash investing and financing activities:
Extinguishment of warrant liability due to cashless warrant exercise	$31,498	$672,632
2013 Bonus awarded in equity	-	307,189
Warrant exchange	-	49
Acquisition of business:
Current assets, excluding cash and cash equivalents	$1,835,972	$408,548
Intangibles	31,952,000	2,683,000
Goodwill	16,824,598	3,674,326
Liabilities assumed	(2,006,527)	(63,267)
Deferred tax liability	(2,880,730)	-
Contingent consideration	(15,570,000)	(2,700,000)
Issuance of common stock for acquisition	(15,207,500)	(2,003,081)

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2015 and results of operations for the three and six months ended June 30, 2015, and cash flows for the six months ended June 30, 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, AquaMed Technologies, Inc. and Alliqua BioMedical SUB, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

 Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2014 Annual Report. Since the date of the 2014 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. The Company early-adopted ASU 2015-03 during the three months ended June 30, 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 did not have an impact on the Company's condensed consolidated financial statements.

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

The total common shares issuable upon the exercise of stock options, warrants and non-vested restricted stock are as follows:

	As of June 30,
	2015	2014
Stock options	6,073,740	4,609,701
Warrants	3,372,550	2,698,621
Non-vested restricted stock	784,076	280,497
Total	10,230,366	7,588,819

3.	Acquisitions

Acquisition of Celleration, Inc.

On May 29, 2015, the Company acquired all outstanding equity interest of Celleration, Inc. (“Celleration”), a medical device company focused on developing and commercializing the MIST Therapy® therapeutic ultrasound platform for the treatment of acute and chronic wounds for an aggregate purchase price of approximately $46.3 million. The purchase price consists of an initial cash payment of approximately $15.5 million (including working capital adjustments of approximately $0.3 million), 3,168,229 shares of the Company’s common stock and contingent consideration with an estimated acquisition date fair value of approximately $15,570,000.

The Company has agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the fiscal years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration is payable in two installments in March 2016 and March 2017. In addition, the Company has agreed to pay contingent consideration subject to the approval of MIST Therapy products by the National Institute for Health and Care Excellence (“NICE”) of the United Kingdom prior to January 1, 2017. This consideration consists of $500,000 of the Company’s common stock upon receipt of such approval and 20% of incremental net sales in the United Kingdom from the acquired MIST Therapy products for the years ending December 31, 2016, 2017, and 2018. The estimated fair value of this liability is based on future sale projections of the MIST Therapy product and probability of receiving NICE approval. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. For the three and six month periods ended June 30, 2015, the adjustments resulted in a net increase of approximately $154,000 to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses. As of June 30, 2015, the current and long-term portion of the contingent consideration was $5,584,794 and $10,138,779, respectively.

The assets and liabilities of the acquired business were included in the Company’s condensed consolidated balance sheet based upon estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The condensed consolidated statements of operations include the results of the Celleration’s operations subsequent to the acquisition date. The Company’s preliminary allocation of purchase price for this acquisition is included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Consideration:
Common stock	$15,207,500
Cash paid	15,476,191
Fair value of contingent consideration	15,570,000
Total consideration	46,253,691

Cash	528,378
Trade receivables	876,590
Inventory	341,143
Other current assets	206,747
Improvements and equipment	411,492
Tradenames	3,601,000
Other identifiable intangibles	27,143,000
Customer relationships	1,208,000
Goodwill	16,824,598
Accounts payable	(308,615)
Accrued expenses and other liabilities	(1,697,912)
Deferred tax liability	(2,880,730)
Net assets acquired	$46,253,691

The Company recorded intangible assets of approximately $32.0 million, which included technology of $27.1 million and customer relationships of $1.2 million, which are both amortizable over ten years, as well as tradenames of $3.6 million, which has an indefinite life. The Company recorded approximately $16.8 million of goodwill in connection with this acquisition, which is not expected to be deductible for tax purposes.

The Company funded the cash portion and related costs of the Celleration acquisition with the net proceeds received under the senior secured term loan described below in Note 7- Debt.

Revenues included in the condensed consolidated statement of operations for each of the three and six month periods ended June 30, 2015 from this acquisition for the period subsequent to the closing of the transaction was approximately $850,000. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.

During the three and six month periods ended June 30, 2015, the Company incurred acquisition-related costs related to Celleration of approximately $915,000 and $2,860,000, respectively, in connection with due diligence, professional fees, and other expenses.

Acquisition of Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company’s initial cash payment for this acquisition was $2.0 million and approximately $2.0 million in shares of common stock. In addition, the Company may pay up to $5.0 million, payable in the form of the Company’s common stock, in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the three twelve month periods, ended April 30, 2017. The fair value of this liability was based on future sales projections of the TheraBond 3D® product under various potential scenarios. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. For the three and six month periods ended June 30, 2015, the adjustments resulted in a net increase of approximately $112,000 and $219,000, respectively, to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2015 and 2014, as if the acquisitions had been completed as of January 1, 2014. The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles and long-term debt. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three Months Ended June 30, 2015		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$5,009,813	$3,403,567	$9,339,130	$6,555,568

Net loss	$(10,564,741)	$(2,631,825)	$(20,707,766)	$(20,412,434)

4.	Inventory

Inventory consists of the following:

	June 30, 2015	December 31, 2014

Raw materials	$282,781	$197,514
Work in process	978,170	489,431
Finished goods	1,615,453	725,897
Less: Inventory reserve	(14,341)	(1,094)
Total	$2,862,063	$1,411,748

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		June 30, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$32,539,000	$(2,430,725)	$30,108,275
Customer relationships	9-12	1,984,000	(353,714)	1,630,286
Distribution rights	5.27	400,000	(134,976)	265,024
Tradename	3	111,000	(43,167)	67,833
Tradename	Indefinite	3,601,000	-	3,601,000
Non-compete	1	208,333	(208,333)	-
		$38,843,333	$(3,170,915)	$35,672,418

		December 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$5,396,000	$(1,934,733)	$3,461,267
Customer relationships	9-12	776,000	(308,871)	467,129
Distribution rights	5.27	400,000	(96,880)	303,120
Tradename	3	111,000	(24,667)	86,333
Non-compete	1	208,333	(138,889)	69,444
		$6,891,333	$(2,504,040)	$4,387,293

Amortization expense attributable to intangible assets for the three months ended June 30, 2015 and 2014 was $434,206 and $190,629, respectively. Amortization expense attributable to intangible assets for the six months ended June 30, 2015 and 2014 was $666,875 and $297,177, respectively. Amortization expense for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $2,445,598, $3,557,446, $3,532,779, $3,518,804, and $3,169,256, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014

Salaries, benefits and incentive compensation	$2,052,539	$1,528,229
Professional fees	515,116	228,426
Royalty fees	324,734	100,537
Deferred revenue	44,699	78,523
Deferred lease incentive liability	8,337	8,337
Other	129,356	123,807
Total accrued expenses and other current liabilities	$3,074,781	$2,067,859

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. In connection with the Credit Agreement, the Company incurred $1,256,125 of debt issuance costs, which includes legal expenses and the loan commitment, placement and exit fee, discussed below. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three and six months ended June 30, 2015, the Company recorded amortization of debt issuance costs of $26,169, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of $2,682,710 which was recorded as a debt discount. During the three and six months ended June 30, 2015, the Company recorded amortization of debt discount of $58,759 which is included in interest expense. See Note 13 – Fair Value Measurement for additional details.

The Credit Agreement requires the Company to prepay the outstanding principal amount of the term loan with 100% of the net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. In addition, the Company may voluntarily prepay the term loan upon five days prior written notice to Perceptive. The Company will incur an incremental fee for any repayments or prepayments other than the required monthly principal payments made prior to the third anniversary of the Closing Date. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 1% of the outstanding principal balance immediately prior to the final payment and $100,000.

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

Debt consists of the following:

June 30,
2015

Long-term debt	$15,500,000
Unamortized debt issuance and discount costs	(3,853,907)
Long-term debt, net	$11,646,093

8.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2015 - $500,000 and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended June 30, 2015 and 2014 were $125,000 and $100,000, respectively. Total royalties charged to selling, general and administrative expense for the six months ended June 30, 2015 and 2014 were $250,000 and $200,000, respectively. $695 is included in accounts payable and $248,085 is included in accrued expenses as of June 30, 2015 in connection with this agreement.

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

Since the Company must purchase the minimum amounts in Euros, the equivalent U.S. dollar expenditure will be subject to fluctuations in foreign currency exchange rates. The minimum annual purchase amounts in U.S. Dollars for each calendar year in the period from 2015-2017, based on the exchange rate as of June 30, 2015, are approximately $1,109,440, $2,773,600, and $4,437,760, respectively.

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

Celgene License, Marketing and Development and Supply Agreement

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property for certain placental based products, including ECM, an extracellularmatrix derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated human amniotic membrane, to develop and commercialize ECM and Biovance in the United States. Following the commencement of commercial sales of the licensed products, the Company will pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT. In September 2014, the Company entered into a First Amendment to the License Agreement (the “Amended License Agreement”), pursuant to which the Company received the right to market Biovance for podiatric and orthopedic applications. The Amended License Agreement also amends certain terms and the related schedule for milestone payments to CCT. In May 2015, the Company amended its exclusive licensing agreement with CCT, which granted the Company the right to develop and market CCT’s connective tissue matrix product (“CTM”).

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

In April 2014, the Company entered into a Supply Agreement (the “ECM Supply Agreement”) with CCT, pursuant to which CCT shall, as soon as reasonably practicable after the date that CCT obtains regulatory clearance or approval in the United States for any of CCT’s extracellular matrix products derived from the human placenta (each an “ECM”), supply and sell to the Company all of the Company’s requirements of ECM, in finished form and final packaging, for exploitation in the United States under the License Agreement. The ECM Supply Agreement will automatically terminate upon the termination or expiration of the License Agreement and may otherwise be terminated (i) by CCT upon six months’ prior written notice, (ii) by the Company upon six months’ prior written notice if CCT fails to deliver at least a specified portion of a firm purchase order by the required delivery date specified in the order on at least a specified number of occasions in a specified period; (iii) by either party for breach of the ECM Supply Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. The ECM Supply Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2015.

9.	Stockholders’ Equity

Common Stock Issuances

On May 4, 2015, the Company closed an underwritten public offering of 7,582,418 shares of its common stock at a price to the public of $4.55 per share. Proceeds from this offering, net of issuance costs were $32,196,540. The shares of common stock were issued pursuant to the Company’s shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of June 30, 2015, 128,144 shares were available for future issuances.

2014 Plan

On April 10, 2014 and June 5, 2014, the Company’s board of directors and the Company’s shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), respectively. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. On February 26, 2015 and May 6, 2015, the Company’s board of directors and the Company’s shareholders approved an amendment to the 2014 Plan to increase the total number of shares of common stock authorized for issuance under the 2014 Plan by an additional 3,500,000 shares, respectively. A total of 5,500,000 shares of common stock are reserved for award under the 2014 Plan, of which, as of June 30, 2015, 3,154,488 shares were available for future issuances.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended June,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	$1,448,543	$1,445,883	$2,979,084	$4,910,840
Warrants	-	(2,758)	-	195,033
Restricted stock units	-	-	-	180,715
Restricted stock	841,957	571,149	1,343,928	1,889,211
Total stock-based compensation	$2,290,500	$2,014,274	$4,323,012	$7,175,799

For the three and six months ended June 30, 2015, $90,268 and $181,868 of stock-based compensation expense is included in cost of revenues in the condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2015, $2,200,232 and $4,141,144 of stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2014, $62,643 and $79,853 of stock-based compensation expense is included in cost of revenues in the condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2014, $1,951,631 and $7,095,946 of stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the six months ended June 30, 2015:

Issuance	Grantee	Shares	Vesting	Grant Date
Date	Type	Issued	Term	Value
02/06/15	Officers	600,000	[1]	$3,738,000
06/15/15	Officer	120,000	[2]	630,000
	2015 - Restricted Stock - Total	720,000		$4,368,000

[1]	Vests in three equal annual installments, with one-third vesting on each of February 6, 2016, February 6, 2017 and February 6, 2018.
[2]	Vests in four equal installments, with one-fourth vesting on the date of grant and one-fourth vesting on each of June 15, 2016, June 15, 2017 and June 15, 2018.

As of June 30, 2015, there was $3,351,608 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 1.7 years.

A summary of common stock award activity during the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2014	188,149	$7.03	$1,322,096
Granted	720,000	6.07	4,368,000
Vested	(124,073)	6.60	(818,538)
Forfeited	-	-	-
Non-vested, June 30, 2015	784,076	$6.21	$4,871,558

Warrants

There were no compensatory warrants issued during the three and six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued an aggregate of 8,970 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 15,999 shares of common stock at an exercise price of $2.19 per share on a "cashless" basis under the terms of the warrants. The aggregate intrinsic value of the warrants exercised was $44,906. See Note 13 – Fair Value Measurement for additional details regarding the exercise of a warrant accounted for as a derivative liability.

As of June 30, 2015, there was no unrecognized stock-based compensation expense related to compensatory warrants.

A summary of the warrant activity during the six months ended June 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	2,675,121	$5.76
Issued	750,000	5.51
Exercised	(15,999)	2.19
Cancelled	(36,572)	7.88
Outstanding, June 30, 2015	3,372,550	$5.70	3.6	$1,431,715

Exercisable, June 30, 2015	3,372,550	$5.70	3.6	$1,431,715

The following table presents information related to warrants at June 30, 2015:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	92,573	2.3	92,573
3.02	74,286	1.6	74,286
3.50	2,286	1.8	2,286
4.24	780,191	2.9	780,191
4.38	188,444	3.3	188,444
4.81	8,889	3.3	8,889
5.51	750,000	4.9	750,000
5.69	1,040,880	3.4	1,040,880
8.75	7,143	0.7	7,143
10.50	427,858	3.8	427,858
	3,372,550	3.6	3,372,550

As of June 30, 2015, warrants to purchase an aggregate of 816,287 shares of common stock at a weighted average exercise price of $5.24 per share were deemed to be a derivative liability. See Note 13 – Fair Value Measurement.

Stock Options

Options – 2015 Grants

During the six months ended June 30, 2015, ten-year options to purchase an aggregate of 1,458,000 shares of common stock at exercise prices ranging from $4.46 to $6.23 with an aggregate grant date value of $ $6,394,597 were granted to employees. Options to purchase an aggregate of 1,431,000 and 27,000 shares of common stock were granted pursuant to the 2014 Plan and 2011 Plan, respectively. The options vest as follows: (i) options to purchase 4,500 shares vested immediately, (ii) options to purchase 90,000 shares vest one-twelfth monthly over one year, and (iii) options to purchase 1,363,500 shares vest ratably over three years on the anniversaries of the grant date. The grant date value is being amortized over the vesting term.

Options – Summary Data

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended June,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk free interest rate	1.76%	2.05%	1.71%	1.92%
Expected term (years)	5.90	6.00	5.95	5.93
Expected volatility	98.25%	102.63%	98.25%	102.63%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to options at annual rates ranging from 0% to 5% for options outstanding at June 30, 2015.

The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2015 was $3.86 and $4.39, respectively. The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2014 was $5.82 and $6.49, respectively.

During the six months ended June 30, 2015, the Company issued an aggregate of 68,586 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 68,586 shares of common stock for cash proceeds of $300,153. The options had an exercise price of $4.38 per share. The aggregate intrinsic value of the options exercised was $78,325 for the six months ended June 30, 2015.

As of June 30, 2015, there was $7,957,067 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.7 years, of which $31,443 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the six months ended June 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	4,817,660	$6.56
Granted	1,458,000	5.62
Exercised	(68,586)	4.38
Forfeited	(133,334)	7.02
Outstanding, June 30, 2015	6,073,740	$6.35	7.8	$1,875,812

Exerciseable, June 30, 2015	2,880,276	$6.00	6.5	$1,502,247

The following table presents information related to stock options at June 30, 2015:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28-$3.99	$3.38	423,971	$3.36	7.8	403,971
$4.00-$4.99	4.59	1,546,315	4.38	3.8	818,175
$5.00-$5.99	5.37	465,427	5.48	5.6	172,195
$6.00-$6.99	6.59	2,277,677	6.76	8.0	882,681
$7.00-$7.99	7.75	31,000	7.75	8.8	10,333
$8.00-$8.99	8.74	797,565	8.74	7.0	419,531
$9.00-$9.99	9.00	268,166	9.00	7.1	117,161
$10.00-$26.69	10.96	263,619	11.01	7.8	56,229
		6,073,740		6.5	2,880,276

10.	Income Taxes

The Company acquired all the outstanding equity interest of Celleration on May 29, 2015. The Company’s preliminary allocation of purchase price for this acquisition is included in Note 3 – Acquisitions, and includes an approximately $2.8 million deferred tax liability related to the acquired identifiable intangible assets. During the three and six months ended June 30, 2015, the Company recorded an income tax benefit of approximately $1.4 million related to the release of pre-existing valuation allowances attributable to the recording of this deferred tax liability, which the Company determined could be partially used as a source of taxable income to support the realization of previously existing deferred tax assets. The remaining approximately $1.4 million deferred tax liability recorded with the acquisition of Celleration remains on the Company’s balance sheet, and is attributable to the acquired tradenames, which are indefinite-lived assets. Deferred tax liabilities related to indefinite-lived assets generally cannot be used as a source of taxable income to support the realization of deferred tax assets.

11.	Related Party

The Company has entered into several agreements with CCT, a wholly-owned subsidiary of Celgene Corporation, as described in Note 8 – Commitments and Contingencies. Celgene is an affiliate of the Company. Two executives of Celgene are on the Company’s board of directors, one of whom is the chief executive officer of CCT. On May 6, 2015, the Company amended its exclusive licensing agreement with CCT, which granted the Company the right to develop and market CCT’s connective tissue matrix product (“CTM”).

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to the 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation in the six months ended June 30, 2014.

12.	Concentration of Risk

Revenue for the three months ended June 30, 2015 and 2014, and accounts receivable as of June 30, 2015 from our largest customers are as follows:

	% of Total Revenue		Accounts Receivable
Customer	2015	2014	June 30, 2015

A	10%	1%	11%
B	7%	31%	0%

Revenue for the six months ended June 30, 2015 and 2014 from our largest customers was as follows:

	% of Total Revenue
Customer	2015	2014

A	15%	40%
B	10%	1%

13.	Fair Value Measurement

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

During the six months ended June 30, 2015, a warrant to purchase an aggregate of 9,142 shares of common stock which had been accounted for as a derivative liability was exercised. These warrants had an aggregate exercise date fair value of $31,498 which was credited to equity. The Company recorded a gain on the change in fair value of these warrants of $3,914 during the three and six months ended June 30, 2015. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 0.96%, expected term of 2.52 years, and expected dividends of 0.00%.

During the six months ended June 30, 2015, in connection with the Credit Agreement, a five-year warrant to purchase 750,000 shares of common stock at an exercise price of $5.5138 per share was issued to Perceptive. See Note 7 – Debt for details associated with the Warrant. The issuance date fair value of $2,682,710 was computed using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 1.49%, expected term of 5.00 years, and expected dividends of 0.00%.

On June 30, 2015, the Company recomputed the fair value of its warrant liability to purchase an aggregate of 816,287 shares of common stock as $3,033,572 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 93.70%, risk-free rate of 1.63-0.64%, expected term of 4.92-2.36 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $94,093 and $82,051 during the three and six months ended June 30, 2015, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	Six Months Ended June 30,
	2015	2014
Warrant Liabilities
Beginning balance	$304,223	$933,465
Change in fair value of warrant liability	78,137	68,317
Value of warrants issued	2,682,710	-
Value of warrants exercised	(31,498)	(672,632)
Ending balance	$3,033,572	$329,150

	Six Months Ended June 30,
	2015	2014
Contingent Consideration
Beginning balance	$2,931,598	$-
Initial fair value of contingent consideration	15,570,000	2,700,000
Change in fair value of contingent consideration	372,591	-
Ending balance	$18,874,189	$2,700,000

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$3,033,572
Contingent consideration	-	-	18,874,189
Total liabilities	$-	$-	$21,907,761

	December 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$304,223
Contingent consideration	-	-	2,931,598
Total liabilities	$-	$-	$3,235,821

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to obtain reimbursement from third party payers for our products;

●	our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop;

●	the market may not accept our existing and future products;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	inadequate capital;

●	loss or retirement of key executives;

●	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

●	an unfavorable decision on product reimbursement;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	risks of mergers and acquisitions including the potential occurrence of an event, change or other circumstance that could give rise to the termination of a transaction, the inability to complete transactions due to the failure to satisfy the conditions to closing, including the receipt of regulatory and stockholder approvals, the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	price increases for supplies and components; and

●	the inability to carry out research, development and commercialization plans.

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

Overview

We are a provider of advanced wound care solutions. Through our sales and distribution network and our company owned and licensed products, which we refer to as our proprietary products, we provide a suite of wound care technologies designed to enhance the wound care practitioner’s ability to deal with the challenges of healing both chronic and acute wounds. We also operate a contract manufacturing business unit that provides custom hydrogels to partners in the medical device and cosmetics industry.

Our commercial wound care portfolio currently consists of the following product categories: human biologics, antimicrobial protection, exudate management, hydration and wound bed preparation and stimulation.

Recent Events

On May 29, 2015, pursuant to the previously announced Agreement and Plan of Merger, dated February 2, 2015 (the “Merger Agreement”) with ALQA Cedar, Inc., Celleration, Inc. (“Celleration”) and certain representatives of Celleration stockholders, we completed our acquisition of Celleration for an aggregate purchase price equal to $46,253,691, consisting of 3,168,229 shares of our common stock and $15,476,191 in cash, subject to certain escrow holdback and post-closing adjustments. We also agreed to pay additional consideration upon the occurrence of certain events in the future, subject to the terms and conditions set forth in the Merger Agreement, with an estimated acquisition date fair value of approximately $15,570,000. Celleration focuses on developing and commercializing therapeutic ultrasound healing technologies, including the MIST Therapy System® and UltraMIST®, which deliver noncontact low-frequency, low-intensity ultrasound to the wound bed through a saline mist.

In connection with the merger, on May 29, 2015, we and each of our subsidiaries also entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P, which provided for a senior secured term loan in a single borrowing to us in the principal amount of $15.5 million. The term loan was drawn in full on May 29, 2015, and the proceeds of the term loan were used to fund the cash portion of the closing consideration for the merger. The repayment of the term loan and our other obligations under the Credit Agreement are guaranteed by each of our subsidiaries and secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Overview. For the three months ended June 30, 2015 and 2014, we had a net loss of $6,989,736 and $5,954,229, respectively. Included in the net loss for three months ended June 30, 2015 and 2014 was non-cash stock-based compensation of $2,290,500 and $2,014,274 and acquisition-related expenses of $914,797 and $419,658, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the three months ended June 30, 2015 revenues increased by $2,098,942, or 202%, to $3,136,390 from $1,037,448 for the three months ended June 30, 2014.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Revenues
Products	$2,653,674	$549,008
Contract manufacturing	482,716	488,440
Total revenues, net	$3,136,390	$1,037,448

Our growth rates for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015	2014

Revenue growth	$2,098,942	$538,319
% Growth over prior year	202.3%	107.9%

Comprised of:
% of organic growth*	99.0%	43.2%
% of acquisition growth**	103.3%	64.7%
	202.3%	107.9%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014 and Celleration in May 2015.

Gross profit. Our gross profit was $1,762,788 for the three months ended June 30, 2015 compared to gross profit of $200,733 for the three months ended June 30, 2014.  The improved results for the three months ended June 30, 2015, as compared to 2014 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 56% for the three months ended June 30, 2015. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Cost of revenues
Stock-based compensation	$90,268	$62,643
Compensation and benefits	239,147	178,335
Depreciation and amortization	153,343	146,737
Materials and finished products	765,368	340,576
Equipment, production and other expenses	125,476	108,424
Total cost of revenues	$1,373,602	$836,715

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Selling, general and administrative expenses
Stock-based compensation	$2,200,232	$1,951,631
Compensation and benefits	2,798,883	1,621,466
Marketing	753,687	707,469
Royalty fees	201,649	102,501
Other expenses	2,468,297	1,573,024
Total selling, general and administrative expenses	$8,422,748	$5,956,091

Selling, general and administrative expenses increased by $2,466,657, to $8,422,748 for the three months ended June 30, 2015, as compared to $5,956,091 for the three months ended June 30, 2014.

Stock-based compensation increased by $248,601, to $2,200,232 for the three months ended June 30, 2015, as compared to $1,951,631 for the three months ended June 30, 2014.  The increase in stock-based compensation is primarily due to the increase in equity awards granted in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Compensation and benefits increased by $1,177,417, to $2,798,883 for the three months ended June 30, 2015, as compared to $1,621,466 for the three months ended June 30, 2014. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 35 at June 30, 2014 to 78 at June 30, 2015.

Marketing expenses increased by $46,218 to $753,687 for the three months ended June 30, 2015, as compared to $707,469 for the three months ended June 30, 2014. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, market research and marketing materials.

Royalty expenses increased by $99,148 to $201,649 for the three months ended June 30, 2015, as compared to $102,501 for the three months ended June 30, 2014. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2015 is $500,000 compared to $400,000 due for the year ended December 31, 2014. Also included in royalty expense for the three months ended June 30, 2015 is approximately $77,000 of royalties due in connection with sales of our Biovance product, as compared to $2,501 for the three months ended June 30, 2014.

Other selling, general and administrative expenses increased by $895,273, to $2,468,297 for the three months ended June 30, 2015, as compared to $1,573,024 for the three months ended June 30, 2014. The increase in other selling, general and administrative expense is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel, training and professional fees such as legal and accounting expenses.

Research and product development expenses. During the three months ended June 30, 2015, we incurred research and product development expenses of $279,664 related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds.

Acquisition-related expenses. During the three months ended June 30, 2015, we incurred acquisition-related costs of $914,797 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration, compared to $419,658 related to the acquisition of Choice Therapeutics during the three months ended June 30, 2014.

Income tax benefit. During the three months ended June 30, 2015, we recorded an income tax benefit of approximately $1.4 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Overview. For the six months ended June 30, 2015 and 2014, we had a net loss of $14,651,328 and $14,990,391, respectively. Included in the net loss for six months ended June 30, 2015 and 2014 was non-cash stock-based compensation of $4,323,012 and $7,175,799 and acquisition-related expenses of $2,860,586 and $485,640, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the six months ended June 30, 2015 revenues increased by $3,621,931, or 223%, to $5,249,954 from $1,628,023 for the six months ended June 30, 2014.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Revenues
Products	$4,131,102	$661,313
Contract manufacturing	1,118,852	966,710
Total revenues, net	$5,249,954	$1,628,023

Our growth rates for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014

Revenue growth	$3,621,931	$737,097
% Growth over prior year	222.5%	82.7%

Comprised of:
% of organic growth*	124.3%	46.5%
% of acquisition growth**	98.1%	36.2%
	222.5%	82.7%

*Represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**Represents growth from the sale of products acquired in the purchase of Choice Therapeutics in May 2014 and Celleration in May 2015.

Gross profit. Our gross profit was $2,669,288 for the six months ended June 30, 2015 compared to gross profit of $159,609 for the six months ended June 30, 2014.  The improved results for the six months ended June 30, 2015, as compared to 2014 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 51% for the six months ended June 30, 2015. We expect our future gross profit to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Cost of revenues
Stock-based compensation	$181,868	$79,853
Compensation and benefits	446,972	331,414
Depreciation and amortization	300,079	293,473
Materials and finished products	1,395,052	554,242
Equipment, production and other expenses	256,695	209,432
Total cost of revenues	$2,580,666	$1,468,414

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Selling, general and administrative expenses
Stock-based compensation	$4,141,144	$7,095,946
Compensation and benefits	4,966,513	3,398,797
Marketing	1,165,770	931,792
Royalty fees	375,884	202,501
Other expenses	4,282,608	2,973,599
Total selling, general and administrative expenses	$14,931,919	$14,602,635

Selling, general and administrative expenses increased by $329,284, to $14,931,919 for the six months ended June 30, 2015, as compared to $14,602,635 for the six months ended June 30, 2014.

Stock-based compensation decreased by $2,954,802, to $4,141,144 for the six months ended June 30, 2015, as compared to $7,095,946 for the six months ended June 30, 2014.  The decrease in stock-based compensation is primarily due to the decrease in equity awards granted to consultants and a decrease in the fair value of equity awards granted in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Compensation and benefits increased by $1,567,716, to $4,966,513 for the six months ended June 30, 2015, as compared to $3,398,797 for the six months ended June 30, 2014. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 35 at June 30, 2014 to 79 at June 30, 2015.

Marketing expenses increased by $233,978 to $1,165,770 for the six months ended June 30, 2015, as compared to $931,792 for the six months ended June 30, 2014. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, market research and marketing materials. Also included in the six months ended June 30, 2015 are marketing expenses related to the rebranding of our TheraBond product line.

Royalty expenses increased by $173,383 to $375,884 for the six months ended June 30, 2015, as compared to $202,501 for the six months ended June 30, 2014. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2015 is $500,000 compared to $400,000 due for the year ended December 31, 2014. Also included in royalty expense for the six months ended June 30, 2015 is approximately $126,000 of royalties due in connection with sales of our Biovance product, as compared to $2,501 for the six months ended June 30, 2014.

Other selling, general and administrative expenses increased by $1,309,009, to $4,282,608 for the six months ended June 30, 2015, as compared to $2,973,599 for the six months ended June 30, 2014. The increase in other selling, general and administrative expense is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel, training and professional fees such as legal and accounting expenses.

Research and product development expenses. During the six months ended June 30, 2015, we incurred research and product development expenses of $300,434 related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds.

Acquisition-related expenses. During the six months ended June 30, 2015, we incurred acquisition-related costs of $2,860,586 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration, compared to $485,640 related to the acquisition of Choice Therapeutics during the six months ended June 30, 2014.

Income tax benefit. During the six months ended June 30, 2015, we recorded an income tax benefit of approximately $1.4 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents totaling $35,759,632 compared to $16,770,879 at December 31, 2014.  The increase was largely attributable to net proceeds from the issuance of common stock of $32,196,540, net proceeds from long-term debt of $14,243,875 offset by cash used in operating activities of $12,358,768 and $14,947,813 used to fund the acquisition of Celleration during the six months ended June 30, 2015.

Net cash flow used in operating activities was $12,358,768 and $6,374,226 for the six months ended June 30, 2015 and 2014, respectively. Net cash flow used in operating activities included approximately $2.8 million of transaction costs related to our acquisition of Celleration during the six months ended June 30, 2015. Changes in working capital increased cash flows used in operating activities approximately $3.0 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net cash used in investing activities was $15,024,551 for the six months ended June 30, 2015, compared to $2,206,122 used in investing activities in the six months ended June 30, 2014. Cash used in investing activities primarily relates to the acquisition of Celleration during the six months ended June 30, 2015 and Choice Therapeutics during the six months ended June 30, 2014.

Net cash flow generated from financing activities was $46,372,072 for the six months ended June 30, 2015, compared to cash flow generated from financing activities of $20,265,234 for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received net proceeds from the issuance of commons stock of $32,196,540 compared to $14,372,503 during the six months ended June 30, 2014. Additionally, during the six months ended June 30, 2015, we received net proceeds from long-term debt of $14,243,875. During the six months ended June 30, 2014, we received proceeds from stock option and warrant exercises of $6,345,108. This was offset by the payment of withholding taxes related to vesting of certain restricted awards of $452,377.

At June 30, 2015, current assets totaled $41,653,368 and current liabilities totaled $14,104,708, as compared to current assets totaling $19,629,067 and current liabilities totaling $4,129,824 at December 31, 2014. As a result, we had working capital of $27,548,660 at June 30, 2015 compared to working capital of $15,499,243 at December 31, 2014.

Our cash requirements have historically been for mergers and acquisitions, product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

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

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, merger and acquisition activity, the hiring and training of sales agents and other personnel, pre-launch marketing costs, the purchasing of inventory, and the billing and collection of revenue, we expect negative operating cash flows to continue.

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

On May 4, 2015, the Company closed an underwritten public offering of 7,582,418 shares of its common stock at a price to the public of $4.55 per share. Proceeds from this offering, net of underwriter fees were approximately $32.2 million. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3. The Company intends to use the net proceeds from this offering to fund the commercial expansion of its marketed products, to pursue additional product platforms, and for working capital and general corporate purposes.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the fiscal quarter ended June 30, 2015 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

Risks Related to Our Company

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have incurred net losses of $6,989,736 and $5,954,229, respectively, for the three months ended June 30, 2015 and 2014. We have incurred annual net losses of $25,445,435 and $21,976,882, respectively, during the years ended December 31, 2014 and 2013. As of June 30, 2015, we had an accumulated deficit of $84,694,042. We expect to incur additional operating losses for the foreseeable future. Although we expect sales and order backlogs to continue to increase in 2015 from our existing product offerings, there can be no assurance that we will be able to achieve these revenues throughout the year or be profitable in the future.

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

We incurred approximately $15.5 million of indebtedness to help finance our acquisition of Celleration, which has increased our liabilities and exposed us to greater risks.

In order to finance our acquisition of Celleration, we and each of our subsidiaries entered into the Credit Agreement with a third-party lender, which provided for a new senior, secured term loan in the principal amount of $15.5 million. The repayment of the term loan and our obligations under the Credit Agreement are secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property. The Credit Agreement also contains certain restrictions that prohibit us and our subsidiaries from engaging in certain transactions and activities, including but not limited to the following:

•	entering into, creating, incurring or assuming any indebtedness of any kind, subject to limited exceptions;

•	creating or incurring new liens, subject to certain exceptions;

•	entering into new acquisitions or investments in other entities, subject to certain exceptions;

•	winding up, liquidating or dissolving;

•	merging or consolidating with another person or disposing of assets, subject to certain exceptions;

•	entering into inbound or outbound licenses, subject to certain exceptions;

•	changing the nature of our core business;

•	paying cash dividends; and

•	repaying, repurchasing or otherwise acquiring shares of our common stock or other equity securities.

The Credit Agreement also requires us to meet certain financial covenants. Our ability to meet these financial covenants may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Credit Agreement, the lender could institute foreclosure proceedings against our assets, which would harm our business, financial condition and results of operations.

In addition, as a result of our increased level of indebtedness, demands on our cash resources will continue to increase in the future and could, among other things:

•	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase and our ability to obtain surety bonds could be impaired;

•	adversely affect the market price of our common stock; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

If an event of default occurs under the Credit Agreement, it could result in a material adverse effect on our business, operating results and financial condition, or the loss of our assets as the lender holds a first priority security interest in all of our assets and the assets of our subsidiaries.

Events of default under the Credit Agreement include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 60 days;

•	a default occurring under any debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000;

•	we or any of our subsidiaries is party to a change of control;

•	the FDA or other governmental authority (i) issues a letter or other communication asserting any of our products lacks a required product authorization, including in respect of CE marks or 510(k)s or 361HCT/P qualification, or (ii) initiates enforcement action or warning against us, any of our products or manufacturing facilities resulting in the discontinuance of marketing, withdrawal of any material products, or delay in the manufacture of any material products, each lasting for more than 90 days;

•	a recall of any product that has generated or is expected to generate at least $1,000,000 in revenue in the aggregate over any consecutive twelve (12) month period;

•	we or any of our subsidiaries enters into a settlement agreement with the FDA or any other governmental authority that results in aggregate liability as to any single or related series of transactions, incidents or conditions, in excess of $500,000;

•	we are in default under our license agreement with CCT or the license agreement is terminated, amended, waived or otherwise modified in a manner materially adverse to the lender’s interests; and

•	failure to observe or perform any other covenant contained in the Credit Agreement.

If an event of default were to occur, payment of the entire principal amount could be accelerated and become immediately due and payable. The cash that we may be required to pay would most likely come out of our working capital, which may be insufficient to repay the obligation or leave us with insufficient cash to finance our operations. In such event, we may lose some or all of our assets as the lender will have a first priority security interest, and the assets of subsidiaries, including without limitation the assets of Celleration. We may also be required to file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our common stock, at significant risk.

A portion of the merger consideration for the acquisition of Celleration is contingent on the occurrence of certain events in the future, which could result in future dilution to our our shareholders.

In connection with our acquisition of Celleration, we agreed to pay certain additional consideration to Celleration equity holders that is contingent upon the occurrence of certain events in the future over which we have limited control. In addition, for a period of 18 months after the closing of the merger, we have the right to setoff certain indemnification claims against the contingent consideration in certain circumstances. Accordingly, there can be no guarantee with respect to whether or when any of the contingent consideration will be paid to Celleration equity holders, if at all. As a result, the exact amounts of cash and shares of our common stock that Celleration equity holders will be entitled to receive as part of the total merger consideration cannot be determined as of the date of this report. The issuance of any additional shares of our common stock as part of the contingent consideration upon the occurrence of certain future events will dilute the ownership position of our current stockholders and may result in fluctuations in the market price of our common stock, including a stock price decrease.

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

Should the FDA determine that Biovance does not meet regulatory requirements that permit qualifying human cells, tissues and cellular and tissue-based products to be processed, stored, labeled and distributed without pre-marketing approval, our supplier may be required by the FDA to stop processing and we may be required to stop distributing Biovance, or to narrow the indications for which Biovance is marketed, which, in turn, could also result in a default under our planned credit facility.

Biovance is a product derived from human tissue. The FDA has specific regulations governing human cells, tissues and cellular and tissue-based products, or HCT/Ps. An HCT/P is a product containing or consisting of human cells or tissue intended for transplantation into humans. HCT/Ps that meet the criteria for regulation solely under Section 361 of the Public Health Service Act and 21 CFR 1271 (361 HCT/Ps) are not subject to pre-market clearance or approval requirements, but are subject to post-market regulatory requirements. To be a 361 HCT/P, a product must meet all four of the following criteria:

•	It must be minimally manipulated;

•	It must be intended for homologous use;

•	It must not be combined with another article; and

•	It must not have a systemic effect and not be dependent upon the metabolic activity of living cells for its primary function.

We and Celgene believe that Biovance qualifies as a 361 HCT/P. However, if the FDA disagrees with our belief, changes its policy with respect to 361 HCT/P qualifications, or determines that our marketing claims exceed what would be permitted for a 361 product, and Biovance is determined to not qualify as a section 361 HCT/P product, we may have to revise our labeling and other written or oral statements of use or obtain approval or clearance from the FDA before we can continue to market the product in the United States. Furthermore, a communication from the FDA asserting that Biovance does not qualify as a 361 HCT/P product could also trigger an event of default under the Credit Agreement that we entered into to finance the cash portion of the purchase price for the Celleration acquisition.

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

We and our manufacturers will be required to comply with current good manufacturing practices and Good Tissue Practices (“GTP”) and could be subject to suspensions or product withdrawals if found non-compliant.

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

We purchase the UltraMIST system from a single source. Reliance on outside suppliers makes us vulnerable to a number of risks that could impact our ability to manufacture the UltraMIST System and/or disposable applicators, resulting in harm to our business, including:

•	inability to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	uncorrected defects that impact the performance, efficacy and safety of its products;

•	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications;

•	delays in delivery by our suppliers due to changes in demand from us or other customers; and

•	delays in delivery or production stoppage by our supplier due to a shortage of one or more of the components comprising our product.

If the supply of the UltraMIST System or the disposable applicators for the MIST Therapy System or UltraMIST System or saline bottles is interrupted or significantly delayed and we are unable to acquire product from alternate sources in a timely manner and at a commercially reasonable price, our ability to meet our customers’ demand would be impaired and our business could be harmed. Identifying and qualifying additional or replacement suppliers for the UltraMIST System or disposable applicators may not be accomplished quickly or at all and could involve significant additional costs. Interruption of supply from our suppliers or failure to obtain additional suppliers would limit its ability to distribute its products and could therefore have an adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended June 30, 2015:

				Total number of
				shares (or units)	Maximum number (or
				purchased	approximate dollar value) of
	Total number of			as part of publicly	shares (or units) that may
	shares (or units)		Average price paid	announced plans or	yet be purchased under the
Period	purchased		per share (or unit)(1)	programs	plans or programs
4/1/2015 to 4/30/2015	21,201	(2)	$5.19	-	-
5/1/2015 to 5/31/2015	-		-	-	-
6/1/2015 to 6/30/2015	13,488	(3)	5.25	-	-
Total	34,689		$5.21	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 20,590 shares of our common stock surrendered by David Johnson to pay tax withholding obligations incurred in connection with the vesting of restricted stock on April 1, 2015 and 611 shares of our common stock surrendered by an employee in connection with the vesting of restricted stock on April 1, 2015.

(3) Includes 13,488 shares of our common stock surrendered by Pellegrino Pionati to pay tax withholding obligations incurred in connection with the vesting of restricted stock on June 15, 2015.

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

ALLIQUA BIOMEDICAL, INC.

Date: August 6, 2015	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
2.1**	Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed February 2, 2015).
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
10.1*^	Second Amendment to the License, Marketing and Development Agreement, dated April 30, 2015, by and between Alliqua BioMedical, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics.
10.2+	First Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2015).
10.3	Credit Agreement and Guaranty, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2015).
10.4	Pledge and Security Agreement, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantor party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 1, 2015).
10.5	Warrant, dated May 29, 2015, by and between Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 1, 2015).
10.6+	Employment Agreement, dated June 3, 2015, by and between Alliqua BioMedical, Inc. and Nino Pionati (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2015).
10.7+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Brian Posner (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 9, 2015).
10.8+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Bradford Barton (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 9, 2015).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

