Form 10-Q
period 2015-09-30
Alliqua BioMedical, Inc.
filed 2015-11-05
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2015 was 27,668,913 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$30,731,728	$16,770,879
Accounts receivable, net	2,389,411	968,616
Inventory, net	3,478,955	1,411,748
Prepaid expenses and other current assets	934,824	477,824
Total current assets	37,534,918	19,629,067
Improvements and equipment, net	1,784,563	1,434,027
Intangible assets, net	34,783,056	4,387,293
Goodwill	20,798,933	4,100,295
Other assets	172,868	173,042
Total assets	$95,074,338	$29,723,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,843,448	$1,757,742
Accrued expenses and other current liabilities	3,121,172	2,067,859
Contingent consideration, current	5,751,688	-
Warrant liability	1,567,364	304,223
Total current liabilities	13,283,672	4,129,824
Long-term debt, net	11,887,283	-
Contingent consideration, long-term	13,707,642	2,931,598
Deferred tax liability	1,513,665	67,000
Other long-term liabilities	77,818	84,071
Total liabilities	40,470,080	7,212,493

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 27,668,913 and 16,202,689 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	27,669	16,203
Additional paid-in capital	146,403,295	92,537,742
Accumulated deficit	(91,826,706)	(70,042,714)
Total stockholders' equity	54,604,258	22,511,231
Total liabilities and stockholders' equity	$95,074,338	$29,723,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue, net of returns, allowances and discounts	$5,013,835	$1,493,840	$10,263,789	$3,121,863

Cost of revenues	1,661,045	915,811	4,241,711	2,384,225

Gross profit	3,352,790	578,029	6,022,078	737,638

Operating expenses
Selling, general and administrative, (inclusive of stock-based compensation of $2,166,108 and $6,307,252 for the three and nine month periods ended September 30, 2015 and $1,779,134 and $8,875,080 for the three and nine month periods ended September 30, 2014 - see Note 9)	10,375,987	5,480,380	25,307,906	20,083,015
Research and product development	192,243	-	492,677	-
Acquisition-related	15,000	61,330	2,875,586	546,970
Change in fair value of contingent consideration liability	585,141	194,034	957,732	194,034
Total operating expenses	11,168,371	5,735,744	29,633,901	20,824,019

Loss from operations	(7,815,581)	(5,157,715)	(23,611,823)	(20,086,381)

Other (expense) income
Interest expense	(667,010)	-	(900,049)	(384)
Interest income	12,514	8,779	31,704	22,755
Change in value of warrant liability	1,466,208	48,993	1,388,071	(19,324)
Total other income	811,712	57,772	519,726	3,047

Net loss before income tax	(7,003,869)	(5,099,943)	(23,092,097)	(20,083,334)

Income tax (expense) benefit	(128,795)	(3,500)	1,308,105	(10,500)

Net loss	$(7,132,664)	$(5,103,443)	$(21,783,992)	$(20,093,834)

Basic and diluted net loss per common share	$(0.26)	$(0.33)	$(1.00)	$(1.41)

Weighted average shares used in computing basic and diluted net loss per common share	26,930,880	15,666,697	21,742,504	14,269,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	16,202,689	$16,203	$92,537,742	$(70,042,714)	$22,511,231

Issuance of common stock for the purchase of Celleration, Inc.	3,168,229	3,168	15,204,332	-	15,207,500

Issuance of common stock for cash, net of issuance costs of $2,303,461	7,582,418	7,582	32,188,958	-	32,196,540

Exercise of common stock options	75,919	76	332,195	-	332,271

Cashless exercise of warrants	8,970	9	(9)	-	-

Extinguishment of warrant liability	-	-	31,498	-	31,498

Stock-based compensation	720,000	720	6,579,659	-	6,580,379

Net settlement on vesting of restricted stock awards	(89,312)	(89)	(471,080)	-	(471,169)

Net loss	-	-	-	(21,783,992)	(21,783,992)

Balance, September 30, 2015	27,668,913	$27,669	$146,403,295	$(91,826,706)	$54,604,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(21,783,992)	$(20,093,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,847,742	769,128
Amortization of deferred lease incentive	(6,253)	(6,253)
Deferred income tax (benefit) expense	(1,308,105)	10,500
Provision for doubtful accounts	66,248	-
Provision for inventory obsolescence	11,626	(65,493)
Stock-based compensation expense	6,580,379	8,822,925
Amortization of debt issuance and discount costs	326,118	-
Stock issued for services rendered	-	195,339
Change in value of warrant liability	(1,388,071)	19,324
Fair value adjustment of contingent consideration liability	957,732	194,034
Changes in operating assets and liabilities:
Accounts receivable	(610,453)	(547,206)
Inventory	(1,737,690)	(135,219)
Prepaid expenses and other current assets	(250,078)	(223,602)
Accounts payable	777,091	281,642
Accrued expenses and other current liabilities	(644,600)	599,209
Net Cash Used in Operating Activities	(17,162,306)	(10,179,506)

Investing Activities
Payment for distribution rights	-	(300,000)
Purchase of improvements and equipment	(230,549)	(6,596)
Acquisition of business, net of cash acquired	(14,947,813)	(1,999,526)
Net Cash Used in Investing Activities	(15,178,362)	(2,306,122)

Financing Activities
Net proceeds from issuance of common stock	32,196,540	14,372,503
Net proceeds from long-term debt	14,243,875	-
Proceeds from the exercise of stock options	332,271	1,243,867
Proceeds from the exercise of warrants	-	5,225,587
Payment of withholding taxes related to stock-based employee compensation	(471,169)	(569,285)
Net Cash Provided by Financing Activities	46,301,517	20,272,672

Net Increase in Cash and Cash Equivalents	13,960,849	7,787,044

Cash and Cash Equivalents - Beginning of period	16,770,879	12,100,544

Cash and Cash Equivalents - End of period	$30,731,728	$19,887,588

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$435,077	$384
Non-cash investing and financing activities:
Extinguishment of warrant liability due to cashless warrant exercise	$31,498	$672,632
2013 Bonus awarded in equity	-	307,189
Warrant exchange	-	49
Acquisition of business:
Current assets, excluding cash and cash equivalents	$1,835,972	$408,548
Intangibles	31,952,000	2,683,000
Goodwill	16,698,638	3,674,326
Liabilities assumed	(2,006,527)	(73,494)
Deferred tax liability	(2,754,770)	-
Contingent consideration	(15,570,000)	(2,700,000)
Issuance of common stock for acquisition	(15,207,500)	(1,992,854)

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015, and cash flows for the nine months ended September 30, 2015. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, AquaMed Technologies, Inc. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update 2015-11,” Inventory (Topic 330) Simplifying the Measurement of Inventory” (“ASU 2015-11”). Currently, all inventory is measured at the lower of cost or market. ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The standard is effective for annual reporting periods beginning after December 15, 2015, which for the Company will commence with the year beginning January 1, 2016. Prospective application is required. The Company does not believe the implementation of this standard will have a material impact on the Company’s condensed consolidated financial statements.

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

The total common shares issuable upon the exercise of stock options, warrants and non-vested restricted stock are as follows:

	As of September 30,
	2015	2014
Stock options	6,300,359	4,581,384
Warrants	3,372,550	2,675,121
Non-vested restricted stock	737,902	234,323
Total	10,410,811	7,490,828

3.	Acquisitions

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

The Company has agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the fiscal years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration is payable in two installments in March 2016 and March 2017. In addition, the Company has agreed to pay contingent consideration subject to the approval of MIST Therapy products by the National Institute for Health and Care Excellence (“NICE”) of the United Kingdom prior to January 1, 2017. This consideration consists of $500,000 of the Company’s common stock upon receipt of such approval and 20% of incremental net sales in the United Kingdom from the acquired MIST Therapy products for the years ending December 31, 2016, 2017, and 2018. The estimated fair value of this liability is based on future sale projections of the MIST Therapy product and probability of receiving NICE approval. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. For the three and nine month periods ended September 30, 2015, the adjustments resulted in a net increase of approximately $469,000 and $623,000, respectively, to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses. As of September 30, 2015, the current and long-term portion of the contingent consideration was $5,751,688 and $10,441,457, respectively.

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

Consideration:
Common stock	$15,207,500
Cash paid	15,476,191
Fair value of contingent consideration	15,570,000
Total consideration	46,253,691

Cash	528,378
Trade receivables	876,590
Inventory	341,143
Other current assets	206,747
Improvements and equipment	411,492
Tradenames	3,601,000
Other indentifiable intangibles	27,143,000
Customer relationships	1,208,000
Goodwill	16,698,638
Accounts payable	(308,615)
Accrued expenses and other liabilities	(1,697,912)
Deferred tax liability	(2,754,770)
Net assets acquired	$46,253,691

The Company recorded intangible assets of approximately $32.0 million, which included technology of $27.1 million and customer relationships of $1.2 million, which are both amortizable over ten years, as well as tradenames of $3.6 million, which has an indefinite life. The Company recorded approximately $16.7 million of goodwill in connection with this acquisition, which is not expected to be deductible for tax purposes.

The Company funded the cash portion and related costs of the Celleration acquisition with the net proceeds received under the senior secured term loan described below in Note 7- Debt.

Revenues included in the condensed consolidated statement of operations for each of the three and nine month periods ended September 30, 2015 from this acquisition for the period subsequent to the closing of the transaction was approximately $2,739,000 and $3,589,000, respectively. The net income or loss attributable to this acquisition cannot be identified on a stand-alone basis because it has been fully integrated into the Company's operations.

During the three and nine month periods ended September 30, 2015, the Company incurred acquisition-related costs related to Celleration of approximately $15,000 and $2,875,000, respectively, in connection with due diligence, professional fees, and other expenses.

Acquisition of Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company’s initial cash payment for this acquisition was $2.0 million and approximately $2.0 million in shares of common stock. In addition, the Company may pay up to $5.0 million, payable in the form of the Company’s common stock, in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the three twelve month periods, ended April 30, 2017. The fair value of this liability was based on future sales projections of the TheraBond 3D® product under various potential scenarios. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent consideration is re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. For the three and nine month periods ended September 30, 2015, the adjustments resulted in a net increase of approximately $116,000 and $335,000, respectively, to the Company’s acquisition-related contingent consideration liability and corresponding increase in operating expenses.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2015 and 2014, as if the acquisitions had been completed as of January 1, 2014. The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles and long-term debt. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Three Months Ended September 30, 2015		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$5,013,835	$3,843,840	$14,352,966	$10,398,689

Net loss	$(7,132,665)	$(7,034,828)	$(26,583,343)	$(27,449,550)

Net loss per share	$(0.26)	$(0.37)	$(1.13)	$(1.58)

4.	Inventory

Inventory consists of the following:

	September 30, 2015	December 31, 2014

Raw materials	$265,737	$197,514
Work in process	659,256	489,431
Finished goods	2,566,682	725,897
Less: Inventory reserve	(12,720)	(1,094)
Total	$3,478,955	$1,411,748

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		September 30, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$32,539,000	$(3,244,200)	$29,294,800
Customer relationships	9-12	1,984,000	(401,304)	1,582,696
Distribution rights	5.27	400,000	(154,023)	245,977
Tradename	3	111,000	(52,417)	58,583
Tradename	Indefinite	3,601,000	-	3,601,000
Non-compete	1	208,333	(208,333)	-
		$38,843,333	$(4,060,277)	$34,783,056

		December 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$5,396,000	$(1,934,733)	$3,461,267
Customer relationships	9-12	776,000	(308,871)	467,129
Distribution rights	5.27	400,000	(96,880)	303,120
Tradename	3	111,000	(24,667)	86,333
Non-compete	1	208,333	(138,889)	69,444
		$6,891,333	$(2,504,040)	$4,387,293

Amortization expense attributable to intangible assets for the three months ended September 30, 2015 and 2014 was $889,362 and $232,670, respectively. Amortization expense attributable to intangible assets for the nine months ended September 30, 2015 and 2014 was $1,556,237 and $529,847, respectively. Amortization expense for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is expected to be $2,445,598, $3,557,446, $3,532,779, $3,518,804, and $3,169,256, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014

Salaries, benefits and incentive compensation	$1,877,363	$1,528,229
Professional fees	545,465	228,426
Royalty fees	423,786	100,537
Deferred revenue	94,851	78,523
Deferred lease incentive liability	8,337	8,337
Other	171,370	123,807
Total accrued expenses and other current liabilities	$3,121,172	$2,067,859

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. In connection with the Credit Agreement, the Company incurred $1,256,125 of debt issuance costs, which includes legal expenses and the loan commitment, placement and exit fee, discussed below. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three and nine months ended September 30, 2015, the Company recorded amortization of debt issuance costs of $72,258 and $98,427, respectively, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of $2,682,710 which was recorded as a debt discount. During the three and nine months ended September 30, 2015, the Company recorded amortization of debt discount of $168,932 and $227,691, respectively, which is included in interest expense. See Note 13 – Fair Value Measurement for additional details.

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

Debt consists of the following:

September 30,
2015

Long-term debt	$15,500,000
Unamortized debt issuance and discount costs	(3,612,717)
Long-term debt, net	$11,887,283

8.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid each calendar year as follows: 2015 - $500,000 and 2016 - $600,000. Total royalties charged to selling, general and administrative expense for the three months ended September 30, 2015 and 2014 were $125,000 and $100,000, respectively. Total royalties charged to selling, general and administrative expense for the nine months ended September 30, 2015 and 2014 were $375,000 and $300,000, respectively. $810 is included in accounts payable and $372,275 is included in accrued expenses as of September 30, 2015 in connection with this agreement. The Company expects to incur the minimum royalty in 2015 and 2016.

Sorbion Distributor Agreement

In September 2013, the Company entered into a distributor agreement (the “Sorbion Agreement”) with Sorbion GmbH & Co KG, pursuant to which the Company became the exclusive distributor of sorbion sachet S, sorbion sana and new products with hydrokinetic fibers as primary dressings in the United States, Canada and Latin America, subject to certain exceptions. The term of the agreement ends on December 31, 2018. Sorbion assigned its rights and obligations of the Sorbion Agreement to BSN Medical, Inc. (“BSN”), an affiliate of Sorbion, in June 2015. In July 2015, the Company entered into an amendment to the Sorbion Agreement with BSN to provide for pricing in U.S. Dollars instead of Euros.

In order to maintain its exclusivity, the Company must purchase minimum amounts of product. The minimum annual purchase amount for the 2015 calendar year is $1,100,000. The Company has met the minimum purchase amount requirement for 2015. For calendar years 2016 and 2017, the minimum annual purchase amounts noted below will be converted from Euros to U.S. Dollars with the exchange rate in effect on the last day of the preceding calendar year, provided that the exchange rate is not more than five percent greater or less than the exchange rate from Euros to U.S. Dollars of 1.10. If the exchange rate is five percent greater or less than 1.10, the rate will be rounded as necessary so that it is no more than five percent greater or five percent less.

Calendar Year	Minimum Annual Purchase Amount
2016	2,500,000 Euros
2017	4,000,000 Euros

If the Company fails to purchase products in amounts that meet or exceed the minimum annual purchase amount for a calendar year, it may cure such minimum purchase failure by paying BSN in cash an amount equal to the minimum annual purchase amount for such calendar year less the amount the Company paid to BSN for the products purchased for such calendar year.  If the Company does not cure a minimum purchase failure with a makeup payment for a calendar year, BSN may terminate the Company’s exclusivity with respect to the products and grant the Company non-exclusive rights with respect to the products.  If the Company does not cure a minimum purchase failure for two subsequent calendar years, BSN may terminate the agreement.  The Company will not be required to meet the minimal annual purchase amount if BSN fails to supply the Company with the products in accordance with the agreement.  BSN may also terminate the Company’s exclusivity with respect to the products if the Company does not cure a material breach of the agreement within 30 days. The Company has the right to use the trademarks related to the products. The Company has the ability to sell the products under their respective trademarked names and at prices determined by the Company.   The Company is eligible for certain discounts with respect to the purchase and shipping of the products if its orders of the products are above certain amounts.

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

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2015.

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

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. A total of 1,828,571 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of September 30, 2015, 117,336 shares were available for future issuances.

2014 Plan

On April 10, 2014 and September 5, 2014, the Company’s Board of Directors and the Company’s shareholders approved the 2014 Long-Term Incentive Plan (the “2014 Plan”), respectively. The 2014 Plan provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. On February 26, 2015 and May 6, 2015, the Company’s Board of Directors and the Company’s shareholders approved an amendment to the 2014 Plan to increase the total number of shares of common stock authorized for issuance under the 2014 Plan by an additional 3,500,000 shares, respectively. A total of 5,500,000 shares of common stock are reserved for award under the 2014 Plan, of which, as of September 30, 2015, 2,931,488 shares were available for future issuances.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	$1,564,191	$1,450,527	$4,543,275	$6,361,366
Warrants	-	13,496	-	208,530
Restricted stock units	-	-	-	180,715
Restricted stock	693,176	378,442	2,037,104	2,267,653
Total stock-based compensation	$2,257,367	$1,842,465	$6,580,379	$9,018,264

For the three and nine months ended September 30, 2015, $91,259 and $273,127 of stock-based compensation expense is included in cost of revenues in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2015, $2,166,108 and $6,307,252 of stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2014, $63,331 and $143,184 of stock-based compensation expense is included in cost of revenues in the condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2014, $1,779,134 and $8,875,080 of stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively.

Restricted Stock

The following table summarizes the restricted stock issued as compensation during the nine months ended September 30, 2015:

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

As of September 30, 2015, there was $2,654,114 of unrecognized stock-based compensation expense related to restricted stock which will be amortized over a weighted average period of 1.6 years.

A summary of common stock award activity during the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Grant Date Fair Value
Non-vested, December 31, 2014	188,149	$7.03	$1,322,096
Granted	720,000	6.07	4,368,000
Vested	(170,247)	6.70	(1,141,294)
Forfeited	-	-	-
Non-vested, September 30, 2015	737,902	$6.16	$4,548,802

Warrants

There were no compensatory warrants issued during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued an aggregate of 8,970 shares of common stock to several holders of warrants who elected to exercise warrants to purchase an aggregate of 15,999 shares of common stock at an exercise price of $2.19 per share on a "cashless" basis under the terms of the warrants. The aggregate intrinsic value of the warrants exercised was $44,906. See Note 13 – Fair Value Measurement for additional details regarding the exercise of a warrant accounted for as a derivative liability.

As of September 30, 2015, there was no unrecognized stock-based compensation expense related to compensatory warrants.

A summary of the warrant activity during the nine months ended September 30, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	2,675,121	$5.76
Issued	750,000	5.51
Exercised	(15,999)	2.19
Cancelled	(36,572)	7.88
Outstanding, September 30, 2015	3,372,550	$5.70	3.3	$101,864

Exercisable, September 30, 2015	3,372,550	$5.70	3.3	$101,864

The following table presents information related to warrants at September 30, 2015:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$2.19	92,573	2.0	92,573
3.02	74,286	1.4	74,286
3.50	2,286	1.6	2,286
4.24	780,191	2.7	780,191
4.38	188,444	3.1	188,444
4.81	8,889	3.1	8,889
5.51	750,000	4.7	750,000
5.69	1,040,880	3.1	1,040,880
8.75	7,143	0.4	7,143
10.50	427,858	3.5	427,858
	3,372,550	3.3	3,372,550

As of September 30, 2015, warrants to purchase an aggregate of 816,287 shares of common stock at a weighted average exercise price of $5.24 per share were deemed to be a derivative liability. See Note 13 – Fair Value Measurement.

Stock Options

Options – 2015 Grants

During the nine months ended September 30, 2015, ten-year options to purchase an aggregate of 1,806,000 shares of common stock at exercise prices ranging from $4.06 to $6.23 with an aggregate grant date value of $7,711,629 were granted to employees. Options to purchase an aggregate of 1,719,000 and 87,000 shares of common stock were granted pursuant to the 2014 Plan and 2011 Plan, respectively. The options vest as follows: (i) options to purchase 4,500 shares vested immediately, (ii) options to purchase 90,000 shares vest one-twelfth monthly over one year, and (iii) options to purchase 1,711,500 shares vest ratably over three years on the anniversaries of the grant date. The grant date value is being amortized over the vesting term.

Options – Summary Data

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk free interest rate	1.78%	1.96%	1.72%	1.92%
Expected term (years)	6.00	5.98	5.96	5.94
Expected volatility	93.70%	100.56%	97.37%	102.36%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to options at annual rates ranging from 0% to 5% for options outstanding at September 30, 2015.

The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2015 was $3.78 and $4.27, respectively. The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2014 was $4.29 and $6.21, respectively.

During the nine months ended September 30, 2015, the Company issued an aggregate of 75,919 shares of common stock to several holders of options who elected to exercise options to purchase an aggregate of 75,919 shares of common stock for cash proceeds of $332,271. The options had an exercise price of $4.38 per share. The aggregate intrinsic value of the options exercised was $85,798 for the nine months ended September 30, 2015.

As of September 30, 2015, there was $7,202,954 of unrecognized stock-based compensation expense related to stock options which will be amortized over a weighted average period of 1.6 years, of which $5,132 is subject to non-employee mark-to-market adjustments.

A summary of the stock option activity during the nine months ended September 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2014	4,817,660	$6.56
Granted	1,806,000	5.50
Exercised	(75,919)	4.38
Forfeited	(247,382)	6.27
Outstanding, September 30, 2015	6,300,359	$6.29	7.6	$-

Exerciseable, September 30, 2015	3,077,608	$6.06	6.4	$-

The following table presents information related to stock options at September 30, 2015:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$3.28-$3.99	$3.37	413,971	$3.36	7.6	403,971
$4.00-$4.99	4.58	1,553,982	4.39	3.7	833,342
$5.00-$5.99	5.26	723,427	5.45	6.1	220,523
$6.00-$6.99	6.59	2,258,629	6.77	7.8	958,137
$7.00-$7.99	7.75	31,000	7.75	8.6	10,333
$8.00-$8.99	8.74	790,898	8.74	6.9	481,245
$9.00-$9.99	9.00	264,833	9.00	7.1	113,828
$10.00-$26.69	10.96	263,619	11.01	7.5	56,229
		6,300,359		6.4	3,077,608

10.	Income Taxes

The Company acquired all the outstanding equity interest of Celleration on May 29, 2015. The Company’s preliminary allocation of purchase price for this acquisition is included in Note 3 – Acquisitions, and includes an approximately $2.8 million deferred tax liability related to the acquired identifiable intangible assets. During the nine months ended September 30, 2015, the Company recorded an income tax benefit of approximately $1.3 million related to the release of pre-existing valuation allowances attributable to the recording of this deferred tax liability, which the Company determined could be partially used as a source of taxable income to support the realization of previously existing deferred tax assets. The remaining approximately $1.4 million deferred tax liability recorded with the acquisition of Celleration remains on the Company’s balance sheet, and is attributable to the acquired tradenames, which are indefinite-lived assets. Deferred tax liabilities related to indefinite-lived assets generally cannot be used as a source of taxable income to support the realization of deferred tax assets.

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

On January 6, 2014, the Company entered into an option cancellation and release agreement with two former directors, pursuant to which each of the parties agreed to cancel options previously granted to purchase 278,096 shares of common stock of the Company at exercise prices ranging from $6.34 to $9.19.  In exchange for the cancellation of the options, the Company granted each individual 194,667 shares of common stock of the Company pursuant to the 2011 Plan. The incremental expense for the exchange was $98,915 and is included in stock-based compensation in the nine months ended September 30, 2014.

12.	Concentration of Risk

Revenue for the three months ended September 30, 2015 and 2014, and accounts receivable as of September 30, 2015 from the Company’s largest customer, a contract manufacturing customer, was as follows:

	% of Total Revenue		Accounts Receivable
Customer	2015	2014	September 30, 2015

A	6%	22%	5%

Revenue for the nine months ended September 30, 2015 and 2014 from the Company’s largest customer, a contract manufacturing customer, was as follows:

	% of Total Revenue
Customer	2015	2014

A	11%	31%

13.	Fair Value Measurement

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

During the nine months ended September 30, 2015, a warrant to purchase an aggregate of 9,142 shares of common stock which had been accounted for as a derivative liability was exercised. These warrants had an aggregate exercise date fair value of $31,498 which was credited to equity. The Company recorded a gain on the change in fair value of these warrants of $0 and $3,914 during the three and nine months ended September 30, 2015, respectively. The Company recomputed the fair value of these warrants using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 0.96%, expected term of 2.52 years, and expected dividends of 0.00%.

During the nine months ended September 30, 2015, in connection with the Credit Agreement, a five-year warrant to purchase 750,000 shares of common stock at an exercise price of $5.5138 per share was issued to Perceptive. See Note 7 – Debt for details associated with the Warrant. The issuance date fair value of $2,682,710 was computed using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 98.25%, risk-free rate of 1.49%, expected term of 5.00 years, and expected dividends of 0.00%.

On September 30, 2015, the Company recomputed the fair value of its warrant liability of warrants to purchase an aggregate of 816,287 shares of common stock as $1,567,364 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 93.70%, risk-free rate of 1.37-0.64%, expected term of 4.67-2.11 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $1,466,208 and $1,384,157 during the three and nine months ended September 30, 2015, respectively.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	Nine Months Ended September 30,
	2015	2014
Warrant Liabilities
Beginning balance	$304,223	$933,465
Change in fair value of warrant liability	(1,388,071)	19,324
Value of warrants issued	2,682,710	-
Value of warrants exercised	(31,498)	(672,632)
Ending balance	$1,567,364	$280,157

	Nine Months Ended September 30,
	2015	2014
Contingent Consideration
Beginning balance	$2,931,598	$-
Initial fair value of contingent consideration	15,570,000	2,700,000
Change in fair value of contingent consideration	957,732	194,034
Ending balance	$19,459,330	$2,894,034

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$1,567,364
Contingent consideration	-	-	19,459,330
Total liabilities	$-	$-	$21,026,694

	December 31, 2014
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$304,223
Contingent consideration	-	-	2,931,598
Total liabilities	$-	$-	$3,235,821

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2014 as supplemented by the risk factors discussed under “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Overview. For the three months ended September 30, 2015 and 2014, we had a net loss of $7,132,664 and $5,103,443, respectively. Included in the net loss for three months ended September 30, 2015 and 2014 was non-cash stock-based compensation of $2,257,367 and $1,842,465, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the three months ended September 30, 2015 revenues increased by $3,519,995, or 236%, to $5,013,835 from $1,493,840 for the three months ended September 30, 2014.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Revenues
Products	$4,505,830	$993,228
Contract manufacturing	508,005	500,612
Total revenues, net	$5,013,835	$1,493,840

Our growth rates for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014

Revenue growth	$3,519,995	$1,055,855
% Growth over prior year	235.6%	241.1%

Comprised of:
% of organic growth*	52.3%	109.3%
% of acquisition growth**	183.3%	131.8%
	235.6%	241.1%

*2015 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, sorbion, TheraBond, and Biovance products. 2014 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**2015 acquisition revenue growth represents growth from the sale of the MIST Therapy line acquired in the purchase of Celleration in May 2015. 2014 acquisition growth represents growth from the sale of the TheraBond product line acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit. Our gross profit was $3,352,790 for the three months ended September 30, 2015 compared to gross profit of $578,029 for the three months ended September 30, 2014.  The improved results for the three months ended September 30, 2015, as compared to 2014 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 80%, while our overall gross margin was approximately 67% for the three months ended September 30, 2015. Gross margin on our product sales was approximately 69%, while our overall gross margin was approximately 39% for the three months ended September 30, 2014. We expect our gross profit to continue to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Cost of revenues
Stock-based compensation	$91,259	$63,331
Compensation and benefits	231,563	180,142
Depreciation and amortization	169,269	146,736
Materials and finished products	1,020,847	430,921
Equipment, production and other expenses	148,107	94,681
Total cost of revenues	$1,661,045	$915,811

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Selling, general and administrative expenses
Stock-based compensation	$2,166,108	$1,779,134
Compensation and benefits	3,890,276	1,733,641
Marketing	644,283	202,313
Royalty fees	176,511	114,087
Other expenses	3,498,809	1,651,205
Total selling, general and administrative expenses	$10,375,987	$5,480,380

Selling, general and administrative expenses increased by $4,895,607, to $10,375,987 for the three months ended September 30, 2015, as compared to $5,480,380 for the three months ended September 30, 2014.

Stock-based compensation increased by $386,974, to $2,166,108 for the three months ended September 30, 2015, as compared to $1,779,134 for the three months ended September 30, 2014.  The increase in stock-based compensation is primarily due to the increase in equity awards granted in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Compensation and benefits increased by $2,156,635, to $3,890,276 for the three months ended September 30, 2015, as compared to $1,733,641 for the three months ended September 30, 2014. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 44 at September 30, 2014 to 89 at September 30, 2015.

Marketing expenses increased by $441,970 to $644,283 for the three months ended September 30, 2015, as compared to $202,313 for the three months ended September 30, 2014. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, market research, marketing materials and the addition of the MIST Therapy product line.

Royalty expenses increased by $62,424 to $176,511 for the three months ended September 30, 2015, as compared to $114,087 for the three months ended September 30, 2014. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2015 is $500,000 compared to $400,000 due for the year ended December 31, 2014. Also included in royalty expense for the three months ended September 30, 2015 is approximately $52,000 of royalties due in connection with sales of our Biovance product, as compared to $2,501 for the three months ended September 30, 2014.

Other selling, general and administrative expenses increased by $1,847,604, to $3,498,809 for the three months ended September 30, 2015, as compared to $1,651,205 for the three months ended September 30, 2014. The increase in other selling, general and administrative expense is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel, training and professional fees such as legal and accounting expenses.

Research and product development expenses. During the three months ended September 30, 2015, we incurred research and product development expenses of $192,243 related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We expect our research and product development costs to increase over the next few quarters as the controlled trial progresses.

Acquisition-related expenses. During the three months ended September 30, 2015, we incurred acquisition-related costs of $15,000 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration, compared to $61,330 related to the acquisition of Choice Therapeutics during the three months ended September 30, 2014.

Income tax benefit. During the three months ended September 30, 2015, we recorded income tax expense of approximately $128,000. The income tax expense is related to an adjustment of the preliminary allocation of purchase price for this acquisition of Celleration, related to the release of valuation allowances of approximately $1.3 million resulting from the acquisition of Celleration in May 2015.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Overview. For the nine months ended September 30, 2015 and 2014, we had a net loss of $21,783,992 and $20,093,834, respectively. Included in the net loss for nine months ended September 30, 2015 and 2014 was non-cash stock-based compensation of $6,580,379 and $9,018,264 and acquisition-related expenses of $2,875,586 and $546,970, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the nine months ended September 30, 2015 revenues increased by $7,141,926, or 229%, to $10,263,789 from $3,121,863 for the nine months ended September 30, 2014.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Revenues
Products	$8,636,932	$1,654,541
Contract manufacturing	1,626,857	1,467,322
Total revenues, net	$10,263,789	$3,121,863

Our growth rates for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014

Revenue growth	$7,141,926	$1,792,952
% Growth over prior year	228.8%	134.9%

Comprised of:
% of organic growth*	89.9%	67.2%
% of acquisition growth**	138.9%	67.7%
	228.8%	134.9%

*2015 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, sorbion, TheraBond subsequent to May 2015, and Biovance products. 2014 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, sorbion, and Biovance products.

**2015 acquisition revenue growth represents growth from the sale of the MIST Therapy line acquired in the purchase of Celleration in May 2015 and growth from the sale of the TheraBond product line acquired in the purchase of Choice Therapeutics in May 2014 through May 2015. 2014 acquisition growth represents growth from the sale of the TheraBond product line acquired in the purchase of Choice Therapeutics in May 2014.

Gross profit. Our gross profit was $6,022,078 for the nine months ended September 30, 2015 compared to gross profit of $737,638 for the nine months ended September 30, 2014.  The improved results for the nine months ended September 30, 2015, as compared to 2014 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 78%, while our overall gross margin was approximately 59% for the nine months ended September 30, 2015. Gross margin on our product sales was approximately 68%, while our overall gross margin was approximately 24% for the nine months ended September 30, 2014. We expect our gross profit to continue to increase as a result of products sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Cost of revenues
Stock-based compensation	$273,127	$143,184
Compensation and benefits	678,535	511,556
Depreciation and amortization	469,348	440,209
Materials and finished products	2,415,899	985,163
Equipment, production and other expenses	404,802	304,113
Total cost of revenues	$4,241,711	$2,384,225

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Selling, general and administrative expenses
Stock-based compensation	$6,307,252	$8,875,080
Compensation and benefits	8,856,789	5,132,438
Marketing	1,810,053	1,134,105
Royalty fees	552,395	316,588
Other expenses	7,781,417	4,624,804
Total selling, general and administrative expenses	$25,307,906	$20,083,015

Selling, general and administrative expenses increased by $5,224,891, to $25,307,906 for the nine months ended September 30, 2015, as compared to $20,083,015 for the nine months ended September 30, 2014.

Stock-based compensation decreased by $2,567,828, to $6,307,252 for the nine months ended September 30, 2015, as compared to $8,875,080 for the nine months ended September 30, 2014.  The decrease in stock-based compensation is primarily due to the decrease in equity awards granted to consultants and a decrease in the fair value of equity awards granted in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Compensation and benefits increased by $3,724,351, to $8,856,789 for the nine months ended September 30, 2015, as compared to $5,132,438 for the nine months ended September 30, 2014. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 44 at September 30, 2014 to 89 at September 30, 2015.

Marketing expenses increased by $675,948 to $1,810,053 for the nine months ended September 30, 2015, as compared to $1,134,105 for the nine months ended September 30, 2014. The increase was primarily due to increased efforts to market our proprietary and licensed products through tradeshows, sample products, market research, marketing materials and the addition of the MIST Therapy product line. Also included in the nine months ended September 30, 2015 are marketing expenses related to the rebranding of our TheraBond product line.

Royalty expenses increased by $235,807 to $552,395 for the nine months ended September 30, 2015, as compared to $316,588 for the nine months ended September 30, 2014. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2015 is $500,000 compared to $400,000 due for the year ended December 31, 2014. Also included in royalty expense for the nine months ended September 30, 2015 is approximately $126,000 of royalties due in connection with sales of our Biovance product, as compared to $16,500 for the nine months ended September 30, 2014.

Other selling, general and administrative expenses increased by $3,156,613, to $7,781,417 for the nine months ended September 30, 2015, as compared to $4,624,804 for the nine months ended September 30, 2014. The increase in other selling, general and administrative expense is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including consulting, recruiting, information technology, travel, training and professional fees such as legal and accounting expenses.

Research and product development expenses. During the nine months ended September 30, 2015, we incurred research and product development expenses of $492,677 related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We expect our research and product development costs to increase over the next few quarters as the controlled trial progresses.

Acquisition-related expenses. During the nine months ended September 30, 2015, we incurred acquisition-related costs of $2,875,586 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration, compared to $546,970 related to the acquisition of Choice Therapeutics during the nine months ended September 30, 2014.

Income tax benefit. During the nine months ended September 30, 2015, we recorded an income tax benefit of approximately $1.3 million. The income tax benefit is related to the release of valuation allowances of approximately $1.3 million resulting from the acquisition of Celleration in May 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents totaling $30,731,728 compared to $16,770,879 at December 31, 2014.  The increase was largely attributable to net proceeds from the issuance of common stock of $32,196,540, net proceeds from long-term debt of $14,243,875 offset by cash used in operating activities of $17,162,306 and $14,947,813 used to fund the acquisition of Celleration during the nine months ended September 30, 2015.

Net cash flow used in operating activities was $17,162,306 and $10,179,506 for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in operating activities included $2.9 million of acquisition-related costs related to our acquisition of Celleration and $1.1 million in connection with the payment of severance to two former Celleration executives, subsequent to the close of the transaction. These severance payments resulted in a decrease in accrued expenses. We have also significantly increased our inventory stocking levels in order to meet an anticipated increase in demand for our products.

Net cash used in investing activities was $15,178,362 for the nine months ended September 30, 2015, compared to $2,306,122 used in investing activities in the nine months ended September 30, 2014. Cash used in investing activities primarily relates to the acquisition of Celleration during the nine months ended September 30, 2015 and Choice Therapeutics during the nine months ended September 30, 2014.

Net cash flow generated from financing activities was $46,301,517 for the nine months ended September 30, 2015, compared to cash flow generated from financing activities of $20,272,672 for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received net proceeds from the issuance of common stock of $32,196,540 compared to $14,372,503 during the nine months ended September 30, 2014. Additionally, during the nine months ended September 30, 2015 we received net proceeds from long-term debt of $14,243,875. During the nine months ended September 30, 2014, we received proceeds from stock option and warrant exercises of $6,469,454. This was offset by the payment of withholding taxes related to vesting of certain restricted awards of $569,285.

At September 30, 2015, current assets totaled $37,534,918 and current liabilities totaled $13,283,672, as compared to current assets totaling $19,629,067 and current liabilities totaling $4,129,824 at December 31, 2014. As a result, we had working capital of $24,251,246 at September 30, 2015 compared to working capital of $15,499,243 at December 31, 2014.

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

The implementation of our growth strategy will continue to result in an increase in our fixed cost structure. Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, merger and acquisition activity, the hiring and training of sales agents and other personnel, pre-launch marketing costs, the purchasing of inventory, and the billing and collection of revenue, we expect negative operating cash flows to continue. The Company has also agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the fiscal years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration is payable in two installments in March 2016 and March 2017.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. During the fiscal quarter ended September 30, 2015 there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 as updated by the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended September 30, 2015:

Issuer's Purchases of Equity Securities

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
7/1/2015 to 7/31/2015	19,191	(2)	$5.35	-	-
8/1/2015 to 8/31/2015	-		-	-	-
9/1/2015 to 9/30/2015	-		-	-	-
Total	19,191		$5.35	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 19,191 shares of our common stock surrendered by David Johnson to pay tax withholding obligations incurred in connection with the vesting of restricted stock on July 1, 2015.

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

ALLIQUA BIOMEDICAL, INC.

Date: November 5, 2015	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
10.1*	First Amendment to Distributor Agreement, dated July 31, 2015, by and between Alliqua BioMedical, Inc. and BSN Medical, Inc., an affiliate of Sorbion GmbK & Co KG.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

 * Filed herewith.

