Form 10-Q
period 2016-03-31
Alliqua BioMedical, Inc.
filed 2016-05-10
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2016, the registrant had 28,979,132 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015

ASSETS:
Current Assets:
Cash and cash equivalents	$16,999	$26,080
Accounts receivable, net	2,506	2,517
Inventory, net	3,531	3,133
Prepaid expenses and other current assets	1,071	942
Total current assets	24,107	32,672
Improvements and equipment, net	2,328	1,847
Intangible assets, net	33,004	33,894
Goodwill	21,166	21,166
Other assets	173	173
Total assets	$80,778	$89,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,353	$2,638
Accrued expenses and other current liabilities	2,443	3,130
Contingent consideration, current	5,600	2,573
Warrant liability	124	861
Total current liabilities	10,520	9,202
Long-term debt, net	12,324	12,126
Contingent consideration, long-term	6,643	14,455
Deferred tax liability	1,471	1,468
Other long-term liabilities	324	76
Total liabilities	31,282	37,327

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 45,714,286 shares authorized; 28,979,410 and 27,668,913 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	29	28
Additional paid-in capital	153,209	148,457
Accumulated deficit	(103,742)	(96,060)
Total stockholders' equity	49,496	52,425
Total liabilities and stockholders' equity	$80,778	$89,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015

Revenue, net of returns, allowances and discounts	$4,643	$2,114

Cost of revenues	1,777	1,207

Gross profit	2,866	907

Operating expenses
Selling, general and administrative	10,110	6,509
Research and product development	199	21
Acquisition-related	-	1,946
Change in fair value of contingent consideration liability	362	108
Total operating expenses	10,671	8,584

Loss from operations	(7,805)	(7,677)

Other income
Interest expense	(619)	-
Interest income	8	6
Change in value of warrant liability	737	12
Total other income	126	18

Net loss before income tax	(7,679)	(7,659)

Income tax expense	(3)	(3)

Net loss	$(7,682)	$(7,662)

Basic and diluted net loss per common share	$(0.28)	$(0.48)

Weighted average shares used in computing basic and diluted net loss per common share	27,293,087	16,068,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(7,682)	$(7,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037	311
Amortization of deferred lease incentive	(8)	(2)
Deferred income tax expense	3	3
Provision for doubtful accounts	(80)	-
Stock-based compensation expense	1,706	2,033
Amortization of debt issuance and debt discount costs	198	-
Change in value of warrant liability	(737)	(12)
Fair value adjustment of contingent consideration liability	362	108
Changes in operating assets and liabilities:
Accounts receivable	91	(435)
Inventory, net	(398)	(190)
Prepaid expenses and other current assets	(129)	(337)
Accounts payable	(285)	45
Accrued expenses and other current liabilities	(224)	263
Net Cash Used in Operating Activities	(6,146)	(5,875)

Investing Activities
Purchase of improvements and equipment	(362)	(5)
Net Cash Used in Investing Activities	(362)	(5)

Financing Activities
Contingent purchase price payments	(2,573)	-
Proceeds from the exercise of stock options	-	236
Payment of withholding taxes related to stock-based employee compensation	-	(188)
Net Cash Provided by Financing Activities	(2,573)	48

Net Decrease in Cash and Cash Equivalents	(9,081)	(5,832)

Cash and Cash Equivalents - Beginning of period	26,080	16,771

Cash and Cash Equivalents - End of period	$16,999	$10,939

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$421	$-
Non-cash investing and financing activities:
2015 Bonus awarded in equity	$474	$-
Common stock issued for contingent purchase price payments	2,574	-

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2016 and results of operations and cash flows for the three months ended March 31, 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Liquidity

As of March 31, 2016, the Company had cash and cash equivalents and working capital of approximately $17 million and $13.6 million, respectively. During the three months ended March 31, 2016, the Company utilized $6.1 million of cash in its operations, and funded $2.6 million for the first cash installment due for the contingent consideration obligation that arose in the Celleration acquisition. Further, a final contingent consideration obligation, in connection with this acquisition, is due and payable in March 2017. At March 31, 2016, the cash portion of this obligation is estimated at $5.6 million.

The Company’s cash requirements have historically been for mergers and acquisitions, product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and working capital. Since inception, the Company has incurred negative cash flows and has funded operations primarily from the sales of common stock and other securities.

Due to the time delay between collection of revenues and the initial outlays for costs for acquiring rights to additional products, the hiring and training of sales agents and personnel, marketing, purchasing inventory, billing and collection of revenue, conducting a post marketing clinical trial for Biovance, servicing debt, and due diligence related to merger and acquisition activities, the Company expects to continue to have a cash outflow until it has a significant increase in revenue, achieves profitability or raises additional financing. If the Company is unable to achieve profitability, raise additional financing or extend the time or manner of the final installment of the contingent consideration, it will need to develop and implement an alternative plan to extend payables, reduce operating costs and/or scale back planned business operations until sufficient capital is raised to support its business plans. There can be no assurances that such a plan will be successful.

In addition, the Company’s credit agreement requires it to meet certain financial covenants. Failure to observe or perform any covenant contained in the credit agreement would result in the event of default. If an event to default were to occur, payment of the entire principal amount of $15.5 million would be accelerated and immediately become due and payable. Proceeds to pay down such debt would most likely come out of working capital, which could leave the Company with insufficient cash to fund its operations.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2015 Annual Report. Since the date of the 2015 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2018, with early adoption permitted commencing January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the Company will commence with the year beginning January 1, 2019, with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the condensed consolidated financial statements.

2.	Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of stock options, warrants and non-vested restricted stock, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.

The total common shares issuable upon the exercise of stock options, warrants and non-vested restricted stock are as follows:

	As of March 31,
	2016	2015
Stock options	7,198,456	5,522,507
Warrants	3,365,407	2,675,121
Non-vested restricted stock	816,287	741,975
Total	11,380,150	8,939,603

3.	Acquisitions

Acquisition of Celleration, Inc.

On May 29, 2015, the Company acquired all outstanding equity interest of Celleration, Inc. (“Celleration”), a medical device company focused on developing and commercializing the MIST Therapy® therapeutic ultrasound platform for the treatment of acute and chronic wounds for an aggregate purchase price of approximately $46.3 million. The purchase price consisted of an initial cash payment of approximately $15.5 million (including working capital adjustments of approximately $0.3 million), 3,168,229 shares of the Company’s common stock and contingent consideration with an estimated acquisition date fair value of approximately $15,570,000. This acquisition complements the Company’s growth strategy aimed at providing a portfolio of advanced wound care solutions.

The Company has agreed to pay contingent consideration of 3.5 times revenue from acquired MIST Therapy products in excess of certain revenue targets for the years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration is payable in two installments in March 2016 and March 2017.

The first installment consisted of $2.6 million of cash and approximately 986,000 shares of the Company’s common stock valued at approximately $2.6 million and was paid in March 2016. This payment was based on 3.5 times of the excess of 2015 MIST Therapy revenue of approximately $10.2 million over 2014 MIST Therapy revenue of approximately $8.7 million.

As of March 31, 2016, the Company has recorded a liability of approximately $11.2 million for the second installment of contingent consideration due in March 2017. The fair value of this liability is based on 3.5 times of the excess of projected 2016 MIST Therapy revenue over 2015 MIST Therapy revenue. This payment is payable in equal amounts of cash and the Company’s stock.

At the date of acquisition and March 31, 2016, the cash flow projection was discounted using a weighted average cost of capital of 12.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.

In addition, the Company has agreed to pay contingent consideration subject to the approval of MIST Therapy products by the National Institute for Health and Care Excellence (“NICE”) of the United Kingdom prior to January 1, 2017. This consideration consists of $500,000 of the Company’s common stock upon receipt of such approval and 20% of incremental net sales in the United Kingdom from the acquired MIST Therapy products for the years ending December 31, 2016, 2017, and 2018. The estimated fair value of this liability is based on future sale projections of the MIST Therapy product and probability of receiving NICE approval. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement. The contingent considerations are re-measured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The Company does not deem it to be probable that any contingent consideration will be paid based on NICE approval, therefore, no liability for this contingent consideration is recorded on the Company’s balance sheet as of March 31, 2016.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2015 and 2016, as if the acquisition had been completed as of January 1, 2015. The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles and long-term debt. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The unaudited actual results of operations for the three months ended March 31, 2016 and the unaudited pro forma results of operations for the three months ended March 31, 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015

Revenues	$4,643	$4,329

Net loss	$(7,682)	$(10,009)

Net loss per share	$(0.28)	$(0.52)

4.	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials	$211	$241
Work in process	226	228
Finished goods	3,155	2,723
Less: Inventory reserve for excess and slow moving inventory	(61)	(59)
Total	$3,531	$3,133

5.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows (in thousands):

		March 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	10	$32,539	$(4,871)	$27,668
Customer relationships	9-12	1,984	(497)	1,487
Distribution rights	5.27	400	(192)	208
Tradename	3	111	(71)	40
Non-compete	1	208	(208)	-
Total intangible assets subject to amortization		35,242	(5,839)	29,403

Indefinite-lived intangible assets:
Tradename	Indefinite	3,601	-	3,601
Total indefinite-lived intangible assets		3,601	-	3,601
Total intangible assets		$38,843	$(5,839)	$33,004

		December 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$32,539	$(4,057)	$28,482
Customer relationships	9-12	1,984	(449)	1,535
Distribution rights	5.27	400	(173)	227
Tradename	3	111	(62)	49
Non-compete	1	208	(208)	-
		$35,242	$(4,949)	$30,293

Indefinite-lived intangible assets:
Tradename	Indefinite	3,601	-	3,601
Total indefinite-lived intangible assets		3,601	-	3,601
Total intangible assets		$38,843	$(4,949)	$33,894

Amortization expense attributable to intangible assets for the three months ended March 31, 2016 and 2015 was $890,000 and $233,000 respectively. Amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $3.6 million, $3.5 million, $3.5 million, $3.2 million and $3.1 million, respectively.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2016	2015

Salaries, benefits and incentive compensation	$1,409	$2,146
Professional fees	574	702
Royalty fees	217	52
Deferred revenue	98	92
Other	145	138
Total accrued expenses and other current liabilities	$2,443	$3,130

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The interest rate at March 31, 2016 was 10.75%. In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs, which includes legal expenses and the loan commitment, placement and exit fee, discussed below. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three months ended March 31, 2016, the Company recorded amortization of debt issuance costs of $72,000, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. During the three months ended March 31, 2016, the Company recorded amortization of debt discount of $126,000, which is included in interest expense. See Note 12 – Fair Value Measurement for additional details.

The Credit Agreement requires the Company to prepay the outstanding principal amount of the term loan up to 100% of the net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. In addition, the Company may voluntarily prepay the term loan upon five days’ prior written notice to Perceptive. The Company will incur an incremental fee for any repayments or prepayments other than the required monthly principal payments made prior to the third anniversary of the Closing Date. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 1% of the outstanding principal balance immediately prior to the final payment and $100,000.

The Credit Agreement contains customary affirmative and negative covenants and events of default for a secured financing arrangement, including limitations on additional indebtedness, liens, asset sales and acquisitions, as well as minimum trailing twelve-month revenue levels and minimum cash requirements, among others. In addition to other customary events of default, any termination of that certain License, Marketing and Development Agreement between the Company and CCT, as amended, will constitute an event of default under the Credit Agreement.

Debt consists of the following (in thousands):

	March 31,	December 31,
	2016	2015

Long-term debt	$15,500	$15,500
Unamortized debt issuance and discount costs	(3,176)	(3,374)
Long-term debt, net	$12,324	$12,126

8.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid in 2016 in the amount of $600,000. Total royalties charged to selling, general and administrative expense for the three months ended March 31, 2016 and 2015 were $150,000 and $125,000, respectively. $150,000 is included in accrued expenses as of March 31, 2016 in connection with this agreement. The Company expects to incur the minimum royalty in 2016.

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

In order to maintain its exclusivity, the Company must purchase minimum amounts of product. For calendar years 2016 and 2017, the minimum annual purchase amounts noted below will be converted from Euros to U.S. Dollars with the exchange rate in effect on the last day of the preceding calendar year, provided that the exchange rate is not more than five percent greater or less than the exchange rate from Euros to U.S. Dollars of 1.10. If the exchange rate is five percent greater or less than 1.10, the rate will be rounded as necessary so that it is no more than five percent greater or five percent less. The 2016 minimum purchase amount was determined utilizing an exchange rate of 1.09.

Calendar Year	Minimum Annual Purchase Amount
2016	2,731,350 USD
2017	4,000,000 Euros

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

Agreements for Human Placental Based Products

Human Longevity, Inc.

In January 2016, Human Longevity, Inc.’s (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). CCT assigned and HLI assumed the agreements referred to below. In April 2016, the Company entered into a Supply Agreement with HLI, pursuant to which HLI will supply the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix (CTM). The Company expects to initiate sales and marketing efforts for Interfyl™ Human Connective Tissue Matrix in 2016.

License Agreement with CCT

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) with Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”), pursuant to which CCT granted the Company an exclusive, royalty-bearing license in its intellectual property for certain placental based products, including ECM, a purified extracellular matrix that is derived from the human placenta, and Biovance®, CCT’s proprietary wound coverings produced from decellularized, dehydrated human amniotic membrane, to develop and commercialize ECM and Biovance in the United States. The Company is required to pay CCT annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement may be terminated (i) by CCT if the Company or any of its affiliates challenges the validity, enforceability or scope of certain enumerated CCT patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party; (iii) by either party for breach of the License Agreement, if the breach is not cured within a specified period after receiving written notice of the breach; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the License Agreement is terminable on a product-by-product basis, and not with respect to the entire License Agreement (i) by CCT in the second year of the License Agreement, and by either CCT or the Company in the third year of the License Agreement and beyond, if the Company fails to meet certain sales thresholds and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. The License Agreement also contains mutual confidentiality and indemnification obligations for the Company and CCT. In September 2014, the Company entered into a First Amendment to the License Agreement (the “Amended License Agreement”), pursuant to which the Company received the right to market Biovance for podiatric and orthopedic applications. The Amended License Agreement also amends certain terms and the related schedule for milestone payments to CCT.

The Company is still evaluating the development path for ECM based on continued consultation with the FDA. Any further development and commercialization is uncertain at this time.

In May 2015, the Company amended its exclusive licensing agreement with CCT, which granted the Company the right to develop and market CCT’s connective tissue matrix.

Supply Agreements with CCT

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

Operating Lease

In January 2016, the Company entered into a lease for new office space to in Eden Prairie, Minnesota through 2023. The lease for the office currently utilized in Eden Prairie, Minnesota expires in April 2016. The remaining minimum lease payments for the newly leased space as of March 31, 2016 were approximately $670,000.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2016.

9.	Stockholders’ Equity

Common Stock

On May 6, 2016, the Company held its 2016 annual meeting of stockholders. The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 45,714,286 to 95,000,000 shares.

Stock-Based Compensation

During the three months ended March 31, 2016 and 2015, the Company recognized $1.7 million and $2.0 million of stock-based compensation expense, of which, $82,000 and $92,000 is included in cost of revenues and $1.6 million and $1.9 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of March 31, 2016, there was $6.5 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 1.5 years.

Restricted Stock

On February 9, 2016, the Company granted 324,561 shares of restricted stock to employees with a grant date value of $474,000 which was accrued for during 2015 as part of the Company’s 2015 bonus program. The shares vest on the earlier of (a) the first anniversary of the date of grant or (b) the participant’s termination of service by the Company without cause.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Risk free interest rate	1.21%-2.06%	1.19%-1.92%
Expected term (years)	5.50-6.50	5.00-6.50
Expected volatility	89.95%	98.25%
Expected dividends	0.00%	0.00%

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

A summary of the stock option activity during the three months ended March 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	6,230,549	$6.26	-	$-
Granted	1,291,000	1.09
Exercised	-	-
Forfeited	(323,093)	4.13
Outstanding, March 31, 2016	7,198,456	$5.43	7.8	$-

Exerciseable, March 31, 2016	3,782,779	$6.32	6.7	$-

The weighted average estimated fair value per share of the options granted during the three months ended March 31, 2016 and 2015 was $0.81 and $4.82, respectively.

10.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director is a member of the Board of Directors. During the three months ended March 31, 2016, the Company made approximately $163,000 in payments to this vendor.

11.	Concentration of Risk

Revenue for the three months ended March 31, 2016 and 2015, and accounts receivable as of March 31, 2016 from the Company’s largest customer, a contract manufacturing customer, was as follows:

	% of Total Revenue		Accounts Receivable
Customer	2016	2015	March 31, 2016

A	9%	26%	7%

12.	Fair Value Measurement

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

On March 31, 2016, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 816,287 shares of common stock as $124,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 78.37%-89.95%, risk-free rate of 0.73-1.21%, expected term of 1.61-4.16 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $737,000 during the three months ended March 31, 2016.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31,
	2016	2015
Warrant Liabilities
Beginning balance	$861	$304
Change in fair value of warrant liability	(737)	(12)
Ending balance	$124	$292

	March 31,
	2016	2015
Contingent Consideration
Beginning balance	$17,028	$2,932
Payments of contingent consideraiton	(5,147)	-
Change in fair value of contingent consideration	362	108
Ending balance	$12,243	$3,040

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$124
Contingent consideration	-	-	12,243
Total liabilities	$-	$-	$12,367

	December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$861
Contingent consideration	-	-	17,028
Total liabilities	$-	$-	$17,889

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part I – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2015. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Overview. For each of the three months ended March 31, 2016 and 2015, we had a net loss of $7.7 million. Included in the operating loss for the three month periods ended March 31, 2016 and 2015 was non-cash stock-based compensation of $1.7 million and $2.0 million, and fair value adjustments to contingent consideration of $362,000 and $108,000, respectively. We expect our future growth to consist of both organic and acquisition growth from product sales.

Revenues, net. For the three months ended March 31, 2016 revenues increased by $2.5 million, or 120%, to $4.6 million from $2.1 million for the three months ended March 31, 2015.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended Ended March 31,
	2016	2015
Revenues
Products	$4,090	$1,478
Contract manufacturing	553	636
Total revenues, net	$4,643	$2,114

Our growth rates for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended Ended March 31,
	2016	2015

Revenue growth	$2,529	$1,523
% Growth over prior year	120%	258%

Comprised of:
% of organic growth*	4%	169%
% of acquisition growth**	116%	89%
	120%	258%

*2016 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, sorbion, TheraBond and Biovance products.

**2016 acquisition revenue growth represents growth from the sale of the MIST Therapy product line acquired in the purchase of Celleration in May 2015.

Gross profit. Our gross profit was $2.9 million for the three months ended March 31, 2016 compared to gross profit of $907,00 for the three months ended March 31, 2015.  The improved results for the three months ended March 31, 2016, as compared to 2015 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 62% for the three months ended March 31, 2016. Gross margin on our product sales was approximately 73%, while our overall gross margin was approximately 43% for the three months ended March 31, 2015. Gross margin for the three months ended March 31, 2016 was favorably impacted by our acquisition of MIST Therapy from Celleration. We expect our gross profit to continue to increase as a result of product sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended Ended March 31,
	2016	2015
Cost of revenues
Materials and finished products	$1,033	$630
Stock-based compensation	82	92
Compensation and benefits	250	208
Depreciation and amortization	182	147
Equipment, production and other expenses	230	130
Total cost of revenues	$1,777	$1,207

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended Ended March 31,
	2016	2015
Selling, general and administrative expenses
Compensation and benefits	$4,217	$2,168
Stock-based compensation	1,624	1,941
Professional fees	858	562
Marketing	391	412
Depreciation and amortization	855	238
Royalty fees	217	174
Other expenses	1,948	1,014
Total selling, general and administrative expenses	$10,110	$6,509

Selling, general and administrative expenses increased by $3.6 million, to $10.1 million for the three months ended March 31, 2016, as compared to $6.5 million for the three months ended March 31, 2015.

Compensation and benefits increased by $2.0 million, to $4.2 million for the three months ended March 31, 2016, as compared to $2.2 million for the three months ended March 31, 2015. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees from 50 at March 31, 2015 to 88 at March 31, 2016 as a result of the acquisition of Celleration, as well as increase in commissions related to the increase in revenue. We do not intend to significantly increase our headcount in 2016. Stock-based compensation decreased by $317,000, to $1.6 million for the three months ended March 31, 2016, as compared to $1.9 million for the three months ended March 31, 2015.  The decrease in stock-based compensation is primarily due to the vesting of equity awards granted in prior years and lower weighted average estimated fair value of options granted during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Royalty expenses increased by $43,000 to $217,000 for the three months ended March 31, 2016, as compared to $174,000 for the three months ended March 31, 2015. The increase was primarily due to the scheduled increase in minimum royalties for the exclusive right and license to manufacture and distribute SilverSeal products. The minimum royalty due for the year ended December 31, 2016 is $600,000 compared to $500,000 for the year ended December 31, 2015. Also included in royalty expense for the three months ended March 31, 2016 is approximately $128,000 of royalties due in connection with sales of our Biovance product, as compared to $49,000 for the three months ended March 31, 2015.

The increase in other selling, general and administrative expense, including professional fees, is primarily in support of our revenue growth and as a result of our acquisition of Celleration. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including recruiting, information technology, travel, training and third party logistics.

Research and product development expenses. During the three months ended March 31, 2016 and 2015, we incurred research and product development expenses of $199,000 and $21,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We expect our research and product development costs to increase over the next few quarters as the controlled trial progresses.

Acquisition-related expenses. During the three months ended March 31, 2016, we incurred no acquisition-related costs as compared to $1.9 million in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration during the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents totaling $17.0 million compared to $26.1 million at December 31, 2015.  The decrease was largely attributable to cash used in operating activities of $6.1 million and $2.6 million to pay a portion of the contingent consideration related to the Celleration acquisition during the three months ended March 31, 2016.

Net cash flow used in operating activities was $6.1 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was principally to fund our net cash loss. The net cash flow used in operating activities for the three months ended March 31, 2016 included $1.6 million of compensation and royalty payments accrued in 2015, that are not indicative of payments to be made in the remainder of 2016.

Net cash used in investing activities was $362,000 for the three months ended March 31, 2016, compared to $5,000 in the three months ended March 31, 2015.

Net cash used in financing activities for the three months ended March 31, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition. During the three months ended March 31, 2015, we received proceeds from stock option exercises of $236,000 offset by the payment of withholding taxes related to stock-based compensation of $187,000.

At March 31, 2016, current assets totaled $24.1 million and current liabilities totaled $10.5 million, as compared to current assets totaling $32.7 million and current liabilities totaling $9.2 million at December 31, 2015. As a result, we had working capital of $13.6 million at March 31, 2016 compared to working capital of $23.4 million at December 31, 2015.

Our cash requirements have historically been for mergers and acquisitions, product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, the hiring and training of sales agents and personnel, marketing costs, the purchasing of inventory, the billing and collection of revenue, the conducting of a post marketing clinical trial for Biovance, debt service costs and diligence costs related to merger and acquisition activities, we expect to continue have a net cash outflow from operating activities and revenues from sales brought in as a result of these expenditures, until or unless we have a significant increase in revenue.

The Company has agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration is payable in two installments in March 2016 and March 2017. In March 2016, the Company paid the first installment of this consideration of $2.6 million in cash and $2.6 million in stock. As of March 31, 2016, the present value of the contingent consideration due in 2017 was approximately $11.2 million, payable in equal amounts of cash and our stock.

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, payable monthly (iii) monthly principal payments of $225,000 commencing in May 2017, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Credit agreement require us to meet certain financial covenants. Failure to observe or perform any covenant contained in the Credit Agreement would result in an event of default. If an event of default were to occur, payment of the entire principal amount would be accelerated and immediately due and payable. The cash that we have may be required to pay would most likely come of our working capital, which would leave us with insufficient cash to finance our operations.

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

On May 4, 2015, we closed an underwritten public offering of 7,582,418 shares of our common stock at a price of $4.55 per share. Proceeds from this offering, net of underwriter fees were approximately $32.2 million. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3. We intend to use the proceeds from this offering to fund the commercial expansion of our marketed products, to pursue additional product platforms, and for working capital and general corporate purposes.

Under SEC rules a registrant with a public float of less than $75 million may sell, under Form S-3, during any 12-month period, securities having an aggregate market value of not more than one-third of the public float of such registrant. Currently, our public float is less than $75 million, so we are subject to this limitation. There can be no assurance that we will be successful in securing additional capital in sufficient amounts and on terms favorable to us.

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

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe our operations are subject to significant market risks for interest rates, equity investment, foreign currency exchange, commodity prices or other relevant market price risks of a material nature.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As of March 31, 2016, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2016 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

Our common stock could be delisted from The Nasdaq Capital Market if we fail to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing within the time period required by the Nasdaq Listing Rules.

On April 11, 2016, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 10, 2016, to cure the deficiency and regain compliance with the minimum bid price requirement. In order to cure the deficiency, the closing bid price of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period.

If we do not regain compliance by October 10, 2016, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and (ii) provide written notice to Nasdaq of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If our common stock is delisted from The Nasdaq Capital Market, our ability to raise capital in the future may be limited. Delisting could also result in less liquidity for our stockholders and a lower stock price. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Although we expect to take actions to restore our compliance with Nasdaq’s listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock.

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

ALLIQUA BIOMEDICAL, INC.

Date: May 10, 2016	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.