Form 10-Q
period 2016-06-30
Alliqua BioMedical, Inc.
filed 2016-08-09
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of August 3, 2016, the registrant had 29,674,087 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$12,572	$26,080
Accounts receivable, net	2,514	2,060
Inventory, net	3,128	2,275
Prepaid expenses and other current assets	646	942
Current assets of discontinued operations	533	1,315
Amount due from sale of assets	4,103	-
Total current assets	23,496	32,672
Improvements and equipment, net	2,291	1,847
Intangible assets, net	31,926	33,667
Goodwill	21,166	21,166
Other assets	173	173
Assets of discontinued operations - noncurrent	-	227
Total assets	$79,052	$89,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,117	$2,594
Accrued expenses and other current liabilities	3,042	3,071
Contingent consideration, current	1,359	2,573
Current portion of long-term debt, net	1,780	-
Warrant liability	199	861
Current liabilities of discontinued operations	111	103
Total current liabilities	8,608	9,202
Long-term debt, net	10,776	12,126
Contingent consideration, long-term	1,792	14,455
Deferred tax liability	1,474	1,468
Other long-term liabilities	361	76
Total liabilities	23,011	37,327

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 29,674,609 and 27,668,913 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	30	28
Additional paid-in capital	154,581	148,457
Accumulated deficit	(98,570)	(96,060)
Total stockholders’ equity	56,041	52,425
Total liabilities and stockholders’ equity	$79,052	$89,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue, net of returns, allowances and discounts	$4,467	$2,488	$8,424	$4,049

Cost of revenues	1,599	1,190	3,189	2,223

Gross profit	2,868	1,298	5,235	1,826

Operating expenses
Selling, general and administrative	9,551	8,230	19,509	14,508
Research and product development	328	279	527	300
Acquisition-related	-	915	-	2,861
Change in fair value of contingent consideration liability	(9,092)	265	(8,730)	373
Total operating expenses	787	9,689	11,306	18,042

Income (loss) from operations	2,081	(8,391)	(6,071)	(16,216)

Other income (expense)
Interest expense	(653)	(233)	(1,271)	(233)
Interest income	7	13	15	19
Change in fair value of warrant liability	(75)	(90)	662	(78)
Total other expense	(721)	(310)	(594)	(292)

Income (loss) from continuing operations before tax	1,360	(8,701)	(6,665)	(16,508)

Income tax (expense) benefit	(3)	1,440	(6)	1,437

Income (loss) from continuing operations	1,357	(7,261)	(6,671)	(15,071)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the three and six months ended June 30, 2016 and 2015	504	271	850	420
Gain on sale of assets, net of tax of $0 for the three and six months ended June 30, 2016 and 2015	3,311	-	3,311	-
Income from discontinued operations, net of tax	3,815	271	4,161	420

Net income (loss)	$5,172	$(6,990)	$(2,510)	$(14,651)

Net income (loss) per basic common share:
Income (loss) from continuing operations	$0.05	$(0.33)	$(0.24)	$(0.68)

Income from discontinued operations	0.02	0.01	0.03	0.02
Gain on sale of assets	0.11	-	0.12	-
Total	0.13	0.01	0.15	0.02
Net income (loss) per basic common share	$0.18	$(0.32)	$(0.09)	$(0.66)

Net income (loss) per diluted common share:
Income (loss) from continuing operations	$0.05	$(0.33)	$(0.24)	$(0.68)

Income from discontinued operations	0.02	0.01	0.03	0.02
Gain on sale of assets	0.11	-	0.12	-
Total	0.13	0.01	0.15	0.02
Net income (loss) per diluted common share	$0.18	$(0.32)	$(0.09)	$(0.66)

Weighted average shares used in computing net income (loss) per common share:
Basic	28,169,843	22,108,703	27,731,465	22,103,377
Diluted	28,568,600	22,108,703	27,731,465	22,103,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(2,510)	$(14,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,085	832
Amortization of deferred lease incentive	(19)	(4)
Deferred income tax expense (benefit)	6	(1,437)
Provision for doubtful accounts	31	46
Provision for excess and slow moving inventory	3	13
Stock-based compensation expense	3,080	4,323
Deferred rent	75	-
Amortization of debt issuance and debt discount costs	428	85
Change in fair value of warrant liability	(662)	78
Fair value adjustment of contingent consideration liability	(8,730)	373
Gain on sale of assets	(3,311)	-
Changes in operating assets and liabilities:
Accounts receivable	(560)	(533)
Inventory	(601)	(1,122)
Prepaid expenses and other current assets	294	(15)
Accounts payable	(473)	345
Accrued expenses and other current liabilities	413	(691)
Net Cash Used in Operating Activities	(10,451)	(12,358)

Investing Activities
Purchase of improvements and equipment	(484)	(77)
Acquisition of business, net of cash acquired	-	(14,948)
Net Cash Used in Investing Activities	(484)	(15,025)

Financing Activities
Contingent purchase price payments	(2,573)	-
Net proceeds from issuance of common stock	-	32,197
Net proceeds from long-term debt	-	14,244
Proceeds from the exercise of stock options	-	300
Payment of withholding taxes related to stock-based employee compensation	-	(369)
Net Cash (Used in) Provided by Financing Activities	(2,573)	46,372

Net (Decrease) Increase in Cash and Cash Equivalents	(13,508)	18,989

Cash and Cash Equivalents - Beginning of period	26,080	16,771

Cash and Cash Equivalents - End of period	$12,572	$35,760

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$842	$148
Non-cash investing and financing activities:
Extinguishment of warrant liability due to cashless warrant exercise	$-	$31
2015 Accrued bonus awarded in equity	474	-
Common stock issued for contingent purchase price payments	2,574	-
Acquisition of business:
Current assets, excluding cash and cash equivalents	$-	$1,836
Intangibles	-	31,952
Goodwill	-	16,825
Liabilities assumed	-	(2,006)
Deferred tax liability	-	(2,881)
Contingent consideration	-	(15,570)
Issuance of common stock for acquisition	-	(15,208)

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2016 and results of operations and cash flows for the three and six months ended June 30, 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Liquidity

As of June 30, 2016, the Company had cash and cash equivalents and working capital of approximately $12.6 million and $14.9 million, respectively. During the six months ended June 30, 2016, the Company utilized approximately $10.5 million of cash in its operations, and funded $2.6 million for the first cash installment due for the contingent consideration obligation that arose in the Celleration acquisition. Further, a final contingent consideration obligation, in connection with this acquisition, is due and payable in March 2017. At June 30, 2016, the cash portion of this contingent obligation is estimated at approximately $1.4 million.

The Company’s cash requirements have historically been for mergers and acquisitions, product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and working capital. Since inception, the Company has incurred negative cash flows and has funded operations primarily from the sales of common stock and other securities.

On June 30, 2016 the Company sold the rights to the sorbion product for total consideration of approximately $4.1 million. The Company received $3.5 million of this amount on July 1, 2016 and expects to receive the balance of the proceeds in the third quarter of 2016. The Company used approximately $1.8 million of these proceeds to reduce its debt balance. See Note 4 — Discontinued Operations for further discussion.

Due to the time delay between collection of revenues and the initial outlays for costs for acquiring rights to additional products, the hiring and training of sales agents and personnel, marketing, purchasing inventory, billing and collection of revenue, conducting a post market clinical trial for Biovance, servicing debt, and due diligence related to merger and acquisition activities, the Company expects to continue to have a cash outflow until it has a significant increase in revenue, achieves profitability or raises additional financing. If the Company is unable to achieve profitability, raise additional financing or extend the time or manner of the final installment of the contingent consideration, it will need to develop and implement an alternative plan to extend payables, reduce operating costs and/or scale back planned business operations until sufficient capital is raised to support its business plans. There can be no assurance that such a plan will be successful.

In addition, the Company’s credit agreement requires it to meet certain financial covenants. Failure to observe or perform any covenant contained in the credit agreement would result in the event of default. If an event to default were to occur, payment of the remaining principal amount of approximately $13.7 million would be accelerated and immediately become due and payable. Proceeds to pay down such debt would most likely come from the Company’s working capital, which could leave the Company with insufficient cash to fund operations.

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

Basic income (loss) per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted income (loss) per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock.

The Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) from continuing operations (numerator for basic and diluted earnings per share)	$1,357	$(7,261)	$(6,671)	$(15,071)

Weighted average shares outstanding (denominator for basic earnings per share)	28,169,843	22,108,703	27,731,465	22,103,337

Effect of dilutive securities:
Assumed vesting of restricted stock, treasury stock method	398,757	-	-	-
Dilutive potential common shares	398,757	-	-	-

Denominator for diluted earnings per share- weighted average shares and assumed potential common shares	28,568,600	22,108,703	27,731,465	22,103,337

Basic earnings (loss) from continuing operations per share	$0.05	$(0.33)	$(0.24)	$(0.68)
Diluted earnings (loss) from continuing operations per share	$0.05	$(0.33)	$(0.24)	$(0.68)

The following securities are excluded from the calculation of weighted average dilutive common shares for the following periods because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	7,427,279	6,073,740	7,427,279	6,073,740
Warrants	3,365,407	3,372,550	3,365,407	3,372,550
Non-vested restricted stock	460,001	784,076	1,480,041	784,076
Total potentially dilutive shares	11,252,687	10,230,366	12,272,727	10,230,366

3.	Acquisitions

Acquisition of Celleration, Inc.

On May 29, 2015, the Company acquired all outstanding equity interest of Celleration, Inc. (“Celleration”), a medical device company focused on developing and commercializing the MIST Therapy® therapeutic ultrasound platform for the treatment of acute and chronic wounds for an aggregate purchase price of approximately $46.3 million. The purchase price consisted of an initial cash payment of approximately $15.5 million (including working capital adjustments of approximately $0.3 million), 3,168,229 shares of the Company’s common stock and contingent consideration with an estimated acquisition date fair value of approximately $15.6 million. This acquisition complemented the Company’s growth strategy aimed at providing a portfolio of advanced wound care solutions.

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

As of June 30, 2016, the Company has recorded a liability of approximately $2.8 million for the second installment of contingent consideration due in March 2017. For the three and six months ended June 30, 2016 the Company recorded a decrease in the fair value of this liability of $9.1 million and $8.7 million, respectively. The fair value of this liability is based on 3.5 times of the excess of projected 2016 MIST Therapy revenue over 2015 MIST Therapy revenue. This payment is payable in equal amounts of cash and the Company’s stock.

At the date of acquisition and June 30, 2016, the cash flow projection was discounted using a weighted average cost of capital of 12.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2015, as if the acquisition had been completed as of January 1, 2015. The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles and long-term debt. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The unaudited pro forma results of operations for the three and six months ended June 30, 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Revenues	$4,362	$8,138

Net loss	$(10,835)	$(21,128)

Net loss per share	$(0.43)	$(0.84)

4.	Discontinued Operations

Asset Sale

In order to add capital and to focus on future investments on commercializing its own highly differentiated advanced wound care and regenerative technologies effective June 30, 2016, the Company entered into a purchase agreement (the “Purchase Agreement”) with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN (i) all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights (collectively, the “Rights”) to the sorbion product line pursuant to its distribution agreement (as amended, the “Sorbion Agreement”) with Sorbion GmbH & Co KG and (ii) the unsold inventory of sorbion products previously purchased by the Company) in existence as of the closing, which occurred upon execution and delivery of the Purchase Agreement. In consideration for the sale of the Rights and the unsold sorbion inventory to BSN by the Company, BSN agreed to pay (i) $3.5 million related to the purchase of the Rights and the termination of the Sorbion Agreement and certain other agreements between the parties and (ii) up to $900,000 related to the unsold sorbion inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold sorbion inventory, with such payment amount varying based upon the condition of the sorbion inventory, as specified in the Purchase Agreement.

During the three and six months ended June 30, 2016, the Company recorded a gain of approximately $3.3 million (net of tax of $0) on the sale of the assets related to the Purchase Agreement, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$603
Consideration for intangible assets	3,500
Total Consideration		4,103
Less: Net book value of assets sold to BSN
Inventory, net	(603)
Intangibles, net	(189)
Total net book value of assets		(792)
Gain on sale of assets		$3,311

On June 30, 2016, the Company entered into a ninety-day transition services agreement with BSN (“Transition Agreement”). Under the Transition Agreement, the Company shall perform certain services related to the communication with distributors, wholesalers and customers in respect of transition of the business to BSN, as specified in the Transition Agreement. As compensation, BSN shall pay the Company $100,000 upon completion of the services and the revenue will be recognized over the service period. BSN may terminate the Transition Agreement or reduce the level of services provided by the Company at any time.

Discontinued Operations

Summarized operating results of discontinued operations are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue, net of returns, allowances and discounts	$1,023	$648	$1,709	$1,201
Cost of revenues	348	184	536	358
Gross profit	675	464	1,173	843
Selling, general and administrative	171	193	323	423
Income from discontinued operations, net of tax	504	271	850	420

Non-cash amortization expense of $38,000 is included in selling, general and administrative expense for each of the six month periods ended June 30, 2016 and June 30, 2015.

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable, net	$533	$457
Inventory, net	-	858
Total current assets	533	1,315
Intangible assets, net	-	227
Total assets	533	1,542

Accounts payable	48	44
Accrued expenses and other current liabilities	63	59
Total current liabilities	$111	$103

5.	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials	$213	$241
Work in process	255	228
Finished goods	2,722	1,865
Less: Inventory reserve for excess and slow moving inventory	(62)	(59)
Total	$3,128	$2,275

6.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows (in thousands):

		June 30, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Technology	10	$32,539	$(5,685)	$26,854
Customer relationships	9-12	1,984	(544)	1,440
Tradename	3	111	(80)	31
Non-compete	1	208	(208)	-
Total intangible assets subject to amortization		34,842	(6,517)	28,325

Indefinite-lived intangible assets:
Tradename	Indefinite	3,601	-	3,601
Total indefinite-lived intangible assets		3,601	-	3,601
Total intangible assets		$38,443	$(6,517)	$31,926

		December 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount

Technology	10	$32,539	$(4,057)	$28,482
Customer relationships	9-12	1,984	(449)	1,535
Tradename	3	111	(62)	49
Non-compete	1	208	(208)	-
		$34,842	$(4,776)	$30,066

Indefinite-lived intangible assets:
Tradename	Indefinite	3,601	-	3,601
Total indefinite-lived intangible assets		3,601	-	3,601
Total intangible assets		$38,443	$(4,776)	$33,667

Amortization expense attributable to intangible assets for the three months ended June 30, 2016 and 2015 was $870,000 and $415,000 respectively. Amortization expense attributable to intangible assets for the six months ended June 30, 2016 and 2015 was $1.7 million and $629,000 respectively. Total amortization expense for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is expected to be $3.5 million, $3.5 million, $3.4 million, $3.2 million and $3.1 million, respectively.

7.	Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015

Salaries, benefits and incentive compensation	$1,734	$2,118
Professional fees	715	671
Royalty fees	407	52
Deferred revenue	51	92
Other	135	138
Total accrued expenses and other current liabilities	$3,042	$3,071

8.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The interest rate at June 30, 2016 was 10.75%. In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs, which includes legal expenses and the loan commitment, placement and exit fee, discussed below. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three and six months ended June 30, 2016, the Company recorded amortization of debt issuance costs of $72,000 and $144,000, respectively, which is included in interest expense. During the three and six months ended June 30, 2015, the Company recorded amortization of debt issuance costs of $26,000, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. During the three and six months ended June 30, 2016, the Company recorded amortization of debt discount of $159,000 and $284,000, respectively, which is included in interest expense. During the three and six months ended June 30, 2015, the Company recorded amortization of debt discount of $59,000 which is included in interest expense. See Note 13 – Fair Value Measurement for additional details.

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

On June 30, 2016, the Company entered into a Consent Under Credit Agreement (the “Consent Agreement”) with Perceptive pursuant to which Perceptive consented to the Purchase Agreement with BSN (see Note 4 – Discontinued Operations ), provided that the Company agreed to pay $1,800,000 of the proceeds from the Purchase Agreement to Perceptive, of which $1,747,573 will be applied towards the outstanding principal amount of the term loan under the Credit Agreement and $52,427 shall be used to pay an early prepayment fee. This payment was made on July 1, 2016.

Debt consists of the following (in thousands):

	June 30,	December 31,
	2016	2015

Long-term debt	$15,500	$15,500
Unamortized debt issuance and discount costs	(2,944)	(3,374)
Total	$12,556	$12,126
Less: Current portion of long-term debt	1,780	-
Long-term debt, net	$10,776	$12,126

9.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid in 2016 in the amount of $600,000. Total royalties charged to selling, general and administrative expense for the three months ended June 30, 2016 and 2015 were $150,000 and $125,000, respectively. Total royalties charged to selling, general and administrative expense for the six months ended June 30, 2016 and 2015 were $300,000 and $250,000, respectively. Approximately $299,000 is included in accrued expenses as of June 30, 2016 in connection with this agreement. $497,000 is included in accounts payable as of December 31, 2015 in connection with this agreement. The Company expects to incur the minimum royalty in 2016.

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

The Company is still evaluating the development path for ECM based on continued consultation with the FDA. Any further development and commercialization is unlikely at this time.

In May 2015, the Company amended its exclusive licensing agreement with CCT, which granted the Company the right to develop and market CCT’s connective tissue matrix known as Interfyl™ Human Connective Tissue Matrix.

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

Operating Lease

In January 2016, the Company entered into a lease for new office space to in Eden Prairie, Minnesota through 2023. The lease for the office currently utilized in Eden Prairie, Minnesota expires in April 2016. The remaining minimum lease payments for the newly leased space as of June 30, 2016 were approximately $585,000.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2016.

10.	Stockholders’ Equity

Common Stock

On May 6, 2016, the Company held its 2016 annual meeting of stockholders. The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 45,714,286 to 95,000,000 shares.

Stock-Based Compensation

During the three and six months ended June 30, 2016, the Company recognized $1.4 million and $3.1 million of stock-based compensation expense, of which, approximately $47,000 and $129,000 is included in cost of revenues and $1.3 million and $3.0 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. During the three and six months ended June 30, 2015, the Company recognized $2.3 million and $4.3 million of stock-based compensation expense, of which, approximately $90,000 and $182,000 is included in cost of revenues and $2.2 million and $4.1 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of June 30, 2016, there was $5.7 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 1.5 years.

Restricted Stock

On February 9, 2016, the Company granted 324,561 shares of restricted stock to employees with a grant date value of $474,000 which was accrued for during 2015 as part of the Company’s 2015 bonus program. The shares vest on the earlier of (a) the first anniversary of the date of grant or (b) the participant’s termination of service by the Company without cause.

On May 11, 2016, the Company granted 700,000 shares of restricted stock to employees with a grant date value of $602,000 which will be recognized proportionate to the vesting period. The shares vest pursuant to the satisfaction of certain performance conditions.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk free interest rate	1.14%-1.60%	1.49%-2.11%	1.14%-2.06%	1.14%-1.60%
Expected term (years)	5.04-6.50	5.04-6.50	5.04-6.50	5.00-6.50
Expected volatility	89.95%	98.25%	89.95%	98.25%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on rates of treasury securities with the same expected term as the options. The Company uses the “simplified method” to calculate the expected term of employee and director stock-based options. The expected term used for consultants is the contractual life. The Company is utilizing an expected volatility figure based on a review of the Company’s historical volatility, over a period of time, equivalent to the expected life of the instrument being valued. The expected dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the near future.

A summary of the stock option activity during the six months ended June 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	6,230,549	$6.26	-	$-
Granted	1,594,000	1.05
Exercised	-	-
Forfeited	(397,270)	4.03
Outstanding, June 30, 2016	7,427,279	$5.26	7.6	$151,625
Exerciseable, June 30, 2016	3,998,878	$6.24	6.5	$4,875

The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2016 was $0.64 and $0.77, respectively. The weighted average estimated fair value per share of the options granted during the three and six months ended June 30, 2015 was $3.86 and $4.39, respectively.

11.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director is a member of the Board of Directors. During the three and six months ended June 30, 2016, the Company incurred costs of approximately $53,000 and $258,000, respectively, from this vendor. Approximately $28,000 and $5,000 in included in accounts payable related to this related party as of June 30, 2016 and December 31, 2015, respectively.

12.	Concentration of Risk

Revenue for the three months ended June 30, 2016 and 2015, and accounts receivable as of June 30, 2016 from the Company’s largest customers were as follows:

	% of Total Revenue		Accounts Receivable
Customer	2016	2015	June 30, 2016

A	12%	7%	14%
B	7%	10%	6%

Revenue for the six months ended June 30, 2016 and 2015 from our largest customers was as follows:

	% of Total Revenue
Customer	2016	2015

A	10%	15%
B	7%	10%

13.	Fair Value Measurement

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

On June 30, 2016, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 816,287 shares of common stock as $199,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 59.26%-78.30%, risk-free rate of 0.45-0.86%, expected term of 1.36-3.92 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $75,000 during the three months ended June 30, 2016 and a gain on the change in fair value of $662,000 during the six months ended June 30, 2016. See Note 3 – Acquisitions for additional detail.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Six Months Ended June 30,
	2016	2015
Warrant Liabilities
Beginning balance	$861	$304
Change in fair value of warrant liability	(662)	78
Value of warrants issued	-	2,683
Value of warrants exercised	-	(31)
Ending balance	$199	$3,034

	Six Months Ended June 30,
	2016	2015
Contingent Consideration
Beginning balance	$17,028	$2,932
Initial fair value of contingent consideration	-	15,570
Payments of contingent consideration	(5,147)	-
Change in fair value of contingent consideration	(8,730)	373
Ending balance	$3,151	$18,875

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$199
Contingent consideration	-	-	3,151
Total liabilities	$-	$-	$3,350

	December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$861
Contingent consideration	-	-	17,028
Total liabilities	$-	$-	$17,889

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

14.	Income Taxes

The difference between the statutory income tax rate and the effective income tax rate is that the Company anticipates having a tax loss for the full fiscal 2016 year. During the three and six months ended June 30, 2015, the Company recorded an income tax benefit of approximately $1.4 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	inadequate capital;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	our ability to obtain reimbursement from third party payers for our products;

•	our ability to achieve and maintain minimum sales requirements under our license agreements;

•	our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop;

•	market acceptance of our existing and future products;

•	loss or retirement of key executives;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	an unfavorable decision on product reimbursement;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components; and

•	the inability to carry out research, development and commercialization plans.

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

Overview

We are a provider of advanced wound care solutions. We have a suite of advanced wound care solutions that enable surgeons, clinicians, and wound care practitioners to address some of the challenges presented by chronic and advanced wounds. We have built this portfolio through our proprietary hydrogel technology platform, targeted acquisitions, and through licensing and distribution agreements with strategic partners. Our contract manufacturing business provides custom hydrogels to the OEM market.

Recent Events

In order to add capital and to focus on future investments on commercializing our highly differentiated advanced wound care and regenerative technologies, effective on June 30, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with BSN medical, Inc. (“BSN”) whereby we agreed to sell to BSN (i) all of the our rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights (collectively, the “Rights”) to the sorbion product line pursuant to its distribution agreement (as amended, the “Sorbion Agreement”) with Sorbion GmbH & Co KG and (ii) the unsold inventory of sorbion products that we previously purchased in existence as of the closing, which occurred upon execution and delivery of the Purchase Agreement. In consideration for the sale of the Rights and the unsold sorbion inventory to BSN, BSN agreed to pay (i) $3.5 million related to the purchase of the Rights and the termination of the Sorbion Agreement and certain other agreements between the parties and (ii) up to $900,000 related to the unsold sorbion inventory upon our completion of the obligations to deliver all remaining and qualifying unsold sorbion inventory, with such payment amount varying based upon the condition of the sorbion inventory, as specified in the Purchase Agreement. The results of operations for the three and six months ending June 30, 2016 and 2015 reflect our continuing operations.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues, net. For the three months ended June 30, 2016 revenues increased by $2.0 million, or 80%, to $4.5 million from $2.5 million for the three months ended June 30, 2015.   The increase in our overall revenue was primarily due to increase in product sales, as well as increase in our contract manufacturing revenues.

The components of revenue were as follows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Revenues
Product	$3,658	$2,005
Contract manufacturing	809	483
Total revenues, net	$4,467	$2,488

Our growth rates for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015

Revenue growth	$1,979	$1,622
% Growth over prior year	80%	187%

Comprised of:
% of organic growth*	14%	63%
% of acquisition growth**	66%	124%
	80%	187%

*2016 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, TheraBond and Biovance products.

**2016 acquisition revenue growth represents growth from the sale of the MIST Therapy product line acquired in the purchase of Celleration from June 2015 through May 2016.

Gross profit. Our gross profit was $2.9 million for the three months ended June 30, 2016 compared to gross profit of $1.3 million for the three months ended June 30, 2015.  The improved results for the three months ended June 30, 2016, as compared to 2015 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 64% for the three months ended June 30, 2016. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 52% for the three months ended June 30, 2015. Gross margin for the three months ended June 30, 2016 was favorably impacted by our acquisition of MIST Therapy from Celleration. We expect our gross profit to continue to increase as a result of product sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Cost of revenues
Materials and finished products	$944	$581
Stock-based compensation	47	90
Compensation and benefits	253	239
Depreciation and amortization	191	153
Equipment, production and other expenses	164	127
Total cost of revenues	$1,599	$1,190

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative expenses
Compensation and benefits	$3,779	$2,746
Stock-based compensation	1,334	2,200
Professional fees	653	296
Marketing	699	632
Depreciation and amortization	838	280
Royalty fees	258	202
Other expenses	1,990	1,873
Total selling, general and administrative expenses	$9,551	$8,229

Selling, general and administrative expenses increased by $1.3 million, to $9.5 million for the three months ended June 30, 2016, as compared to $8.2 million for the three months ended June 30, 2015.

Compensation and benefits increased by $1.0 million, to $3.8 million for the three months ended June 30, 2016, as compared to $2.7 million for the three months ended June 30, 2015. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees during the three months ended June 30, 2015 compared to June 30, 2016 as a result of the acquisition of Celleration in May 2015, as well as increase in commissions related to the increase in revenue. We do not intend to significantly increase our headcount in 2016. Stock-based compensation decreased by $866,000, to $1.3 million for the three months ended June 30, 2016, as compared to $2.2 million for the three months ended June 30, 2015.  The decrease in stock-based compensation is primarily due to the decrease in awards granted and the lower weighted average estimated fair value of options granted during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

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

Research and product development expenses. During the three months ended June 30, 2016 and 2015, we incurred research and product development expenses of $328,000 and $279,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We expect our research and product development costs to increase over the next few quarters as the controlled trial progresses.

Acquisition-related expenses. During the three months ended June 30, 2016, we incurred no acquisition-related costs as compared to $915,000 in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration during the three months ended June 30, 2015.

Change in fair value of contingent consideration liability. During the three months ended June 30, 2016 we recorded a decrease in the fair value of the contingent consideration liability of approximately $9.1 million compared to an increase of $265,000 in the three months ended June 30, 2015. The decrease in the fair value of the contingent consideration liability is primarily due to a reduction in projected revenue of MIST Therapy for the year ending December 31, 2016.

Income tax expense (benefit). During the three months ended June 30, 2015, we recorded an income tax benefit of approximately $1.4 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues, net. For the six months ended June 30, 2016 revenues increased by $4.4 million, or 108%, to $8.4 million from $4.0 million for the six months ended June 30, 2015.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Revenues
Product	$7,062	$2,930
Contract manufacturing	1,362	1,119
Total revenues, net	$8,424	$4,049

Our growth rates for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015

Revenue growth	$4,375	$2,702
% Growth over prior year	108%	201%

Comprised of:
% of organic growth*	7%	82%
% of acquisition growth**	101%	119%
	108%	201%

*2016 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, TheraBond and Biovance products.

**2016 acquisition revenue growth represents growth from the sale of the MIST Therapy product line acquired in the purchase of Celleration from June 2015 through May 2016.

Gross profit. Our gross profit was $5.2 million for the six months ended June 30, 2016 compared to gross profit of $1.8 million for the six months ended June 30, 2015.  The improved results for the six months ended June 30, 2016, as compared to 2015 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 62% for the six months ended June 30, 2016. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 45% for the six months ended June 30, 2015. Gross margin for the six months ended June 30, 2016 was favorably impacted by our acquisition of MIST Therapy from Celleration. We expect our gross profit to continue to increase as a result of product sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cost of revenues
Materials and finished products	$1,790	$1,037
Stock-based compensation	129	182
Compensation and benefits	503	447
Depreciation and amortization	373	300
Equipment, production and other expenses	394	257
Total cost of revenues	$3,189	$2,223

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative expenses
Compensation and benefits	$7,941	$4,869
Stock-based compensation	2,958	4,141
Professional fees	1,511	858
Marketing	1,013	878
Depreciation and amortization	1,674	499
Royalty fees	475	376
Other expenses	3,937	2,887
Total selling, general and administrative expenses	$19,509	$14,508

Selling, general and administrative expenses increased by $5.0 million, to $19.5 million for the six months ended June 30, 2016, as compared to $14.5 million for the three months ended June 30, 2015.

Compensation and benefits increased by $3.1 million, to $8.0 million for the six months ended June 30, 2016, as compared to $4.9 million for the six months ended June 30, 2015. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees during the six months ended June 30, 2015 compared to June 30, 2016 as a result of the acquisition of Celleration in May 2015, as well as increase in commissions related to the increase in revenue. We do not intend to significantly increase our headcount in 2016. Stock-based compensation decreased by $1.1 million, to $3.0 million for the six months ended June 30, 2016, as compared to $4.1 million for the six months ended June 30, 2015.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options granted during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

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

Research and product development expenses. During the six months ended June 30, 2016 and 2015, we incurred research and product development expenses of $527,000 and $300,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We expect our research and product development costs to increase over the next few quarters as the controlled trial progresses.

Acquisition-related expenses. During the six months ended June 30, 2016, we incurred no acquisition-related costs as compared to $2.9 million in connection with due diligence, professional fees, and other expenses related to the acquisition of Celleration during the six months ended June 30, 2015.

Change in fair value of contingent consideration liability. During the six months ended June 30, 2016 we recorded a decrease in the fair value of the contingent consideration liability of approximately $8.7 million compared to an increase of $373,000 in the six months ended June 30, 2015. The decrease in the fair value of the contingent consideration liability is primarily due to a reduction in projected revenue of MIST Therapy for the year ending December 31, 2016.

Income tax expense (benefit). During the six months ended June 30, 2015, we recorded an income tax benefit of approximately $1.4 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents totaling $12.6 million compared to $26.1 million at December 31, 2015.  The decrease was largely attributable to cash used in operating activities of approximately $10.5 million and $2.6 million to pay a portion of the contingent consideration related to the Celleration acquisition during the six months ended June 30, 2016.

Net cash flow used in operating activities was $10.5 million and $12.4 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities was principally to fund our net cash loss. The net cash flow used in operating activities for the six months ended June 30, 2016 included $1.6 million of compensation and royalty payments accrued in 2015, that are not indicative of payments to be made in the remainder of 2016.

Net cash used in investing activities was $484,000 for the six months ended June 30, 2016, compared to $15.0 million in the six months ended June 30, 2015. Cash used in investing activities during the six months ended June 30, 2015 primarily relates to the acquisition of Celleration.

Net cash used in financing activities for the six months ended June 30, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition. During the six months ended June 30, 2015, net cash flow generated from financing activities was $46.4 million, of which we received net proceeds from the issuance of common stock of $32.2 million. Additionally, during the six months ended June 30, 2015, we received proceeds from long-term debt of $14.2 million.

At June 30, 2016, current assets totaled $23.5 million and current liabilities totaled $8.6 million, as compared to current assets totaling $32.7 million and current liabilities totaling $9.2 million at December 31, 2015. As a result, we had working capital of $14.9 million at June 30, 2016 compared to working capital of $23.5 million at December 31, 2015.

Our cash requirements have historically been for mergers and acquisitions, product development, clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Due to the time delay between outlays for working capital expenditures, such as costs to acquire rights to additional products, the hiring and training of sales agents and personnel, marketing costs, the purchasing of inventory, the billing and collection of revenue, the conducting of a post market clinical trial for Biovance, debt service costs and diligence costs related to merger and acquisition activities, we expect to continue have a net cash outflow from operating activities and revenues from sales brought in as a result of these expenditures, until or unless we have a significant increase in revenue.

On June 30, 2016, we sold our rights to the sorbion product for total consideration of approximately $4.1 million. We received $3.5 million of this amount on July 1, 2016 and expect to receive the balance of these proceeds in the third quarter of 2016. We used approximately $1.8 million of the proceeds to reduce our debt balance. The income for the sorbion product was $850,000 for the six months ended June 30, 2016, and therefore due to the sale of this asset we expect an increase in our cash used in operations in future quarters. We are evaluating various options to mitigate the impact on our cash flows from the sale of this asset.

We have agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the years ending December 31, 2015 and 2016, payable in equal amounts of cash and our common stock. This contingent consideration is payable in two installments in March 2016 and March 2017. In March 2016, we paid the first installment of this consideration of $2.6 million in cash and $2.6 million in stock. As of June 30, 2016, the present value of the contingent consideration due in 2017 was approximately $2.7 million, payable in equal amounts of cash and our stock.

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, we entered into a Credit Agreement and Guaranty. The Credit Agreement provided a senior secured term loan in a single borrowing in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, payable monthly (iii) monthly principal payments of $225,000 commencing in May 2017, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of our assets. The Credit agreement requires us to meet certain financial covenants. Failure to observe or perform any covenant contained in the Credit Agreement would result in an event of default. If an event of default were to occur, payment of the entire principal amount would be accelerated and immediately due and payable. The cash that we have may be required to pay would most likely come from our working capital, which would leave us with insufficient cash to finance our operations.

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

We believe that our cash on hand will be sufficient to fund our current business at a reduced level of expenditure for the next twelve months from the date of filing this Form 10Q. We will require additional capital in order to execute the longer term aspects of our business. Our future results of operations involve significant risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, potential demand for our products, unfavorable decisions on product reimbursement, risks from competition, regulatory approval of our new products, technological change, and dependence on key personnel.

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to the our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe our operations are subject to significant market risks for interest rates, equity investment, foreign currency exchange, commodity prices or other relevant market price risks of a material nature.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As of June 30, 2016, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2016 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended June 30, 2016:

Issuer’s Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/2016 to 4/30/2016	280 (2)	$0.81	-	-
5/1/2016 to 5/31/2016	-	-	-	-
6/1/2016 to 6/30/2016	-	-	-	-
Total	280	$0.81	-	-

(1)	For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2)	Includes 280 shares of our common stock surrendered by an employee to pay tax withholding obligations incurred in connection with the vesting of restricted stock on April 1, 2016.

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

ALLIQUA BIOMEDICAL, INC.

Date: August 9, 2016	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
10.1^	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 12, 2013).
10.2	First Amendment to Distributor Agreement, dated July 31, 2015, by and between Alliqua BioMedical, Inc. and BSN Medical, Inc., an affiliate of Sorbion GmbK & Co KG (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015).
10.3*	Purchase Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc.
10.4*	Transition Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

^ Confidential treatment has been granted with respect to certain portions of this exhibit.