Form 10-Q
period 2016-09-30
Alliqua BioMedical, Inc.
filed 2016-11-04
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of October 31, 2016, the registrant had 29,672,025 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$10,701	$26,080
Accounts receivable, net	2,705	2,060
Inventory, net	3,226	2,275
Prepaid expenses and other current assets	890	942
Current assets of discontinued operations	28	1,315
Total current assets	17,550	32,672
Improvements and equipment, net	2,211	1,847
Intangible assets, net	31,056	33,667
Goodwill	21,166	21,166
Other assets	173	173
Note receivable	503	-
Assets of discontinued operations - noncurrent	-	227
Total assets	$72,659	$89,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,590	$2,594
Accrued expenses and other current liabilities	3,947	3,071
Contingent consideration, current	1,399	2,573
Long-term debt, net	11,336	-
Warrant liability	64	861
Current liabilities of discontinued operations	-	103
Total current liabilities	19,336	9,202
Long-term debt, net	-	12,126
Contingent consideration, long-term	1,848	14,455
Deferred tax liability	1,477	1,468
Other long-term liabilities	1,359	76
Total liabilities	24,020	37,327

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 29,672,025 and 27,668,913 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	30	28
Additional paid-in capital	155,767	148,457
Accumulated deficit	(107,158)	(96,060)
Total stockholders' equity	48,639	52,425
Total liabilities and stockholders' equity	$72,659	$89,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue, net of returns, allowances and discounts	$4,874	$4,185	$13,298	$8,234

Cost of revenues	1,766	1,436	4,955	3,658

Gross profit	3,108	2,749	8,343	4,576

Operating expenses
Selling, general and administrative	8,902	10,151	28,307	24,661
Research and product development	164	192	692	493
Milestone expense to licensor	1,000	-	1,000	-
Acquisition-related	715	15	819	2,875
Change in fair value of contingent consideration liability	97	585	(8,634)	957
Total operating expenses	10,878	10,943	22,184	28,986

Loss from operations	(7,770)	(8,194)	(13,841)	(24,410)

Other (expense) income
Interest expense	(686)	(667)	(1,957)	(900)
Interest income	9	13	24	31
Change in fair value of warrant liability	135	1,466	797	1,388
Loss on early extinguishment of debt	(373)	-	(373)	-
Other income	100	-	100	-
Total other (expense) income	(815)	812	(1,409)	519

Loss from continuing operations before tax	(8,585)	(7,382)	(15,250)	(23,891)

Income tax (expense) benefit	(3)	(129)	(9)	1,308

Loss from continuing operations	(8,588)	(7,511)	(15,259)	(22,583)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the three and nine months ended September 30, 2016 and 2015	-	379	850	799
Gain on sale of assets, net of tax of $0 for the three and nine months ended September 30, 2016 and 2015	-	-	3,311	-
Income from discontinued operations, net of tax	-	379	4,161	799

Net loss	$(8,588)	$(7,132)	$(11,098)	$(21,784)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.30)	$(0.27)	$(0.55)	$(1.04)

Income from discontinued operations	-	0.01	0.03	0.04
Gain on sale of assets	-	-	0.12	-
Total from discontinued operations	-	0.01	0.15	0.04
Net loss per basic and diluted common share	$(0.30)	$(0.26)	$(0.40)	$(1.00)

Weighted average shares used in computing basic and diluted net loss per common share	28,195,674	26,930,880	27,886,959	21,742,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(11,098)	$(21,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,124	1,848
Amortization of deferred lease incentive	(23)	(6)
Deferred income tax expense (benefit)	9	(1,308)
Provision for doubtful accounts	37	66
Provision for excess and slow moving inventory	(54)	12
Stock-based compensation expense	4,268	6,580
Deferred rent	84	-
Accrued interest receivable	(3)	-
Amortization of debt issuance and debt discount costs	636	326
Loss on early extinguishment of debt	321	-
Change in fair value of warrant liability	(797)	(1,388)
Fair value adjustment of contingent consideration liability	(8,634)	958
Gain on sale of assets	(3,311)	-
Changes in operating assets and liabilities:
Accounts receivable	(254)	(610)
Inventory	(643)	(1,738)
Prepaid expenses and other assets	55	(250)
Accounts payable	(48)	777
Accrued expenses and other current liabilities	1,297	(645)
Other long-term liabilities	1,000	-
Net Cash Used in Operating Activities	(14,034)	(17,162)

Investing Activities
Proceeds from sale of assets	4,103	-
Purchase of improvements and equipment	(573)	(231)
Acquisition of business, net of cash acquired	-	(14,948)
Issuance of bridge loan	(500)	-
Net Cash Provided by (Used in) Investing Activities	3,030	(15,179)

Financing Activities
Contingent purchase price payments	(2,573)	-
Repayment of long-term debt	(1,748)	-
Loss on early extinguishment of debt	(52)	-
Net proceeds from issuance of common stock	-	32,197
Net proceeds from long-term debt	-	14,244
Proceeds from the exercise of stock options	-	332
Payment of withholding taxes related to stock-based employee compensation	(2)	(471)
Net Cash (Used in) Provided by Financing Activities	(4,375)	46,302

Net (Decrease) Increase in Cash and Cash Equivalents	(15,379)	13,961

Cash and Cash Equivalents - Beginning of period	26,080	16,771

Cash and Cash Equivalents - End of period	$10,701	$30,732

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,221	$435
Non-cash investing and financing activities:
Extinguishment of warrant liability due to cashless warrant exercise	$-	$31
2015 Accrued bonus awarded in equity	474	-
Common stock issued for contingent purchase price payments	2,574	-
Acquisition of business:
Current assets, excluding cash and cash equivalents	$-	$1,836
Intangibles	-	31,952
Goodwill	-	16,825
Liabilities assumed	-	(2,006)
Deferred tax liability	-	(2,881)
Contingent consideration	-	(15,570)
Issuance of common stock for acquisition	-	(15,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business and Basis of Presentation

Alliqua BioMedical, Inc. (the “Company”) is a regenerative technologies company that commercializes differentiated regenerative medical products which assist the body in the repair of human tissue.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2016 and results of operations and cash flows for the three and nine months ended September 30, 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies in the 2015 Annual Report. Since the date of the 2015 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers” under Accounting Standards Update 2014-09.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB approved a one-year delay to the required adoption date of the standard, which makes it effective for the Company no later than the first quarter of 2018, with adoption in 2017 permitted. In 2016, the FASB issued amendments to clarify the implementation guidance related to principal versus agent considerations, identifying performance obligations and the accounting for licenses of intellectual property. The new standard is required to be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the standard to determine the impact of adoption on the Company’s consolidated financial statements.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of September 30, 2016, the Company had a cash balance of $10.7 million. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $11.1 million and used $14.0 million in cash from operations for the nine months ended September 30, 2016, and had an accumulated deficit of $107.2 million as of September 30, 2016. As of September 30, 2016, the Company was in default of a covenant pertaining to trailing twelve-month revenue under its credit agreement as a result of the Company’s failure to achieve $22,250,000 of gross revenue for the twelve-month period ended September 30, 2016. As of September 30, 2016, the Company had an outstanding principal amount of approximately $13.8 million under this credit agreement. Under an agreement dated November 1, 2016, the lender agreed to forbear from exercising any rights and remedies related to the default until November 30, 2016, but has reserved the rights, commencing November 30, 2016, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable. In addition, the lender has a lien on substantially all of the Company’s assets and as a result of the default, may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. Such action could hinder the Company’s ability to recover the carrying value of some or all of its intangible assets including goodwill that aggregated approximately $52 million at September 30, 2016. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and attain profitable operations.

On October 5, 2016, the Company signed a definitive agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. The closing of the transactions are conditioned upon, among other things, the Company securing debt or equity financing, or combination, thereof, that results in gross proceeds of at least $45 million, inclusive of any current indebtedness of Soluble or the Company that is assumed, restructured or refinanced by the combined company. The Company currently expects to restructure or refinance the existing senior debt obligations for both the Company and Soluble totaling in the aggregate approximately $26.2 million. The balance of the proceeds would be used for costs related to the acquisition, as well as to meet the Company’s working capital requirements.

Management is evaluating all options to raise sufficient funds to meet the financing contingency of the Soluble transaction, to refinance its outstanding indebtedness and to fund the Company’s working capital requirements through debt and/or equity offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. There is no assurance that the Company will be successful in achieving profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Net Loss Per Common Share

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

The following securities are excluded from the calculation of weighted average dilutive common shares for the following periods because their inclusion would have been anti-dilutive:

	As of September 30,
	2016	2015
Stock options	7,338,621	6,300,359
Warrants	3,365,407	3,372,550
Non-vested restricted stock	1,473,217	737,902
Total	12,177,245	10,410,811

4.	Acquisitions

Acquisition of Celleration, Inc.

On May 29, 2015, the Company acquired all outstanding equity interest of Celleration, Inc. (“Celleration”), a medical device company focused on developing and commercializing the MIST Therapy® therapeutic ultrasound platform for the treatment of acute and chronic wounds for an aggregate purchase price of approximately $46.3 million. The purchase price consisted of an initial cash payment of approximately $15.5 million (including working capital adjustments of approximately $0.3 million), 3,168,229 shares of the Company’s common stock and contingent consideration with an estimated acquisition date fair value of approximately $15.6 million. This acquisition complemented the Company’s growth strategy aimed at providing a portfolio of regenerative technologies.

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

As of September 30, 2016, the Company has recorded a liability of approximately $2.8 million for the second installment of contingent consideration due in March 2017. For the three months ended September 30, 2016, the Company recorded an increase in the fair value of this liability of $81,000 due to accretion. For the nine months ended September 30, 2016, the Company recorded a decrease in the fair value of this liability of $8.5 million, offset by the accretion of $406,000 taking during the same period. The fair value of this liability is based on 3.5 times of the excess of projected 2016 MIST Therapy revenue over 2015 MIST Therapy revenue. This payment is payable in equal amounts of cash and the Company’s stock.

At the date of acquisition and September 30, 2016, the cash flow projection was discounted using a weighted average cost of capital of 12.5%. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.

Pro Forma Results

The following unaudited pro forma financial information summarizes the results of operations for the nine months ended September 30, 2015, as if the acquisition had been completed as of January 1, 2015. The pro forma results were calculated applying the Company’s accounting policies and include the effects of adjustments related to the amortization charges from the acquired intangibles and long-term debt. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The unaudited pro forma results of operations for the nine months ended September 30, 2015 are as follows (in thousands, except per share amounts):

Nine Months Ended September 30, 2015

Revenues	$12,324

Net loss	$(27,382)

Net loss per share	$(1.17)

5.	Discontinued Operations

Asset Sale

In order to add capital and to focus on future investments on commercializing its own regenerative technologies effective June 30, 2016, the Company entered into a purchase agreement (the “Purchase Agreement”) with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN (i) all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights (collectively, the “Rights”) to the sorbion product line pursuant to its distribution agreement (as amended, the “Sorbion Agreement”) with Sorbion GmbH & Co KG and (ii) the unsold inventory of sorbion products previously purchased by the Company) in existence as of the closing, which occurred upon execution and delivery of the Purchase Agreement. In consideration for the sale of the Rights and the unsold sorbion inventory to BSN by the Company, BSN agreed to pay (i) $3.5 million related to the purchase of the Rights and the termination of the Sorbion Agreement and certain other agreements between the parties and (ii) up to $900,000 related to the unsold sorbion inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold sorbion inventory, with such payment amount varying based upon the condition of the sorbion inventory, as specified in the Purchase Agreement.

During the nine months ended September 30, 2016, the Company recorded a gain of approximately $3.3 million (net of tax of $0) on the sale of the assets related to the Purchase Agreement, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$603
Consideration for intangible assets	3,500
Total Consideration		4,103
Less: Net book value of assets sold to BSN
Inventory, net	(603)
Intangibles, net	(189)
Total net book value of assets		(792)
Gain on sale of assets		$3,311

On June 30, 2016, the Company entered into a ninety-day transition services agreement with BSN (“Transition Agreement”). Under the Transition Agreement, the Company was required to perform certain services related to the communication with distributors, wholesalers and customers in respect of transition of the business to BSN, as specified in the Transition Agreement. As compensation, BSN paid the Company $100,000 for the services completed during the three months ended September 30, 2016. This compensation was recognized over the service period and is included in other income for the three and nine months ended September 30, 2016.

Discontinued Operations

Summarized operating results of discontinued operations for the three months ended September 30, 2015 and nine months ended September 30, 2016 are presented in the following table (in thousands). There were no operating results related to the sale of this asset during the three months ended September 30, 2016.

	Three Months Ended Ended September 30,	Nine Months Ended Ended September 30,
	2015	2016	2015

Revenue, net of returns, allowances and discounts	$828	$1,709	$2,029
Cost of revenues	225	536	583
Gross profit	603	1,173	1,446
Selling, general and administrative	224	323	647
Income from discontinued operations, net of tax	$379	$850	$799

Non-cash amortization expense of $19,000 is included in selling, general and administrative expense for three months ended September 30, 2015. Non-cash amortization expense of $38,000 and $57,000 is included in selling, general and administrative expense in the nine month ended September 30, 2016 and 2015, respectively.

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable, net	$28	$457
Inventory, net	-	858
Total current assets	28	1,315
Intangible assets, net	-	227
Total assets	28	1,542

Accounts payable	-	44
Accrued expenses and other current liabilities	-	59
Total current liabilities	$-	$103

6.	Note Receivable

On August 25, 2016 in connection with the definitive agreement to acquire the business of Soluble, the Company provided Soluble with a $500,000 bridge loan in the form of a subordinated promissory note. Interest on the note accrues at a rate of 6%. Pursuant to the terms of the definitive agreement, any outstanding amounts payable under the bridge loan will be deducted from the equity consideration at the time the transaction closes, or repaid in full upon a termination of the agreement. The balance of accrued interest is $3,000 as of September 30, 2016.

7.	Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2016	2015

Raw materials	$162	$241
Work in process	296	228
Finished goods	2,773	1,865
Less: Inventory reserve for excess and slow moving inventory	(5)	(59)
Total	$3,226	$2,275

8.	Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015

Salaries, benefits and incentive compensation	$2,326	$2,118
Professional fees	726	671
Royalty fees	570	52
Deferred revenue	142	92
Other	183	138
Total accrued expenses and other current liabilities	$3,947	$3,071

9.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at September 30, 2016 was 10.75%.

In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three and nine months ended September 30, 2016, the Company recorded amortization of debt issuance costs of $64,000 and $209,000, respectively, which is included in interest expense. During the three and nine months ended September 30, 2015, the Company recorded amortization of debt issuance costs of $72,000 and $98,000, respectively, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. During the three and nine months ended September 30, 2016, the Company recorded amortization of debt discount of $143,000 and $427,000, respectively, which is included in interest expense. During the three and nine months ended September 30, 2015, the Company recorded amortization of debt discount of $168,000 and $227,000, respectively, which is included in interest expense. See Note 14 – Fair Value Measurement for additional details.

As of September 30, 2016, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of the Company’s failure to achieve gross revenue of $22,250,000 for the twelve-month period ended September 30, 2016. Under an agreement dated November 1, 2016, the lender agreed to forbear from exercising its rights and remedies related to the default until November 30, 2016, but has reserved the rights, commencing November 30, 2016, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the Lender’s rights and remedies as a secured party under the UCC as a secured lender. The Company has classified the entire principal balance of approximately $13.8 million as a current liability in its balance sheet as of September 30, 2016.

Extinguishments

On June 30, 2016, the Company entered into a Consent Under Credit Agreement (the “Consent Agreement”) with Perceptive pursuant to which Perceptive consented to the Purchase Agreement with BSN (see Note 5 – Discontinued Operations ), provided that the Company agreed to pay $1,800,000 of the proceeds from the Purchase Agreement to Perceptive, of which $1.7 million was applied towards the outstanding principal amount of the term loan under the Credit Agreement and $52,000 was used to pay an early prepayment fee. This payment was made on July 1, 2016. During the three and nine months ended September 30, 2016, the Company recorded a loss on early extinguishment of debt of $373,000 related to the Consent Agreement. This amount consisted of a $52,000 prepayment penalty, the write-off of $226,000 of unamortized discount, and the write-off of $95,000 of unamortized debt issuance costs.

Debt consists of the following (in thousands):

	September 30,	December 31,
	2016	2015

Long-term debt	$13,752	$15,500
Unamortized debt issuance and discount costs	(2,416)	(3,374)
Total	$11,336	$12,126

10.	Commitments and Contingencies

License Agreement

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties to be paid in 2016 in the amount of $600,000. Total royalties charged to selling, general and administrative expense for the three months ended September 30, 2016 and 2015 were $150,000 and $125,000, respectively. Total royalties charged to selling, general and administrative expense for the nine months ended September 30, 2016 and 2015 were $450,000 and $375,000, respectively. Approximately $449,000 is included in accrued expenses as of September 30, 2016 in connection with this agreement. $497,000 is included in accounts payable as of December 31, 2015 in connection with this agreement. The Company expects to incur the minimum royalty in 2016.

Agreements for Human Placental Based Products

Human Longevity, Inc.

In January 2016, Human Longevity, Inc.’s (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT for certain placental based products. In April 2016, the Company entered into a Supply Agreement with HLI, pursuant to which HLI supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix (CTM). Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl™ Human Connective Tissue Matrix in September 2016 and achieved two of three milestones under the license agreement. The Company is required to pay HLI $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such the recorded $1,000,000 of milestone expense during the three and nine months ended September 30, 2016. This milestone payment is payable in November 2017 and is included in other long-term liabilities as of September 30, 2016.

Operating Lease

In January 2016, the Company entered into a lease for new office space to in Eden Prairie, Minnesota through 2023. Minimum lease payments for the years ending December 31, 2016 (remaining), 2017, 2018, 2019, and 2020 are approximately $27,000, 78,000, $80,000, $82,000, and $84,000, respectively. The remaining minimum lease payments for the newly leased space as of September 30, 2016 were approximately $577,000.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2016.

11.	Stockholders’ Equity

Common Stock

On May 6, 2016, the Company held its 2016 annual meeting of stockholders. The stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 45,714,286 to 95,000,000 shares.

Stock-Based Compensation

During the three and nine months ended September 30, 2016, the Company recognized $1.2 million and $4.3 million of stock-based compensation expense, of which, approximately $5,000 and $134,000 is included in cost of revenues and $1.2 and $4.1 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. During the three and nine months ended September 30, 2015, the Company recognized $2.3 million and $6.6 million of stock-based compensation expense, of which, approximately $91,000 and $273,000 is included in cost of revenues and $2.2 million and $6.3 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of September 30, 2016, there was $4.7 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 1.3 years.

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

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk free interest rate	1.15%-1.44%	0.32%-2.07%	0.46%-2.06%	0.26%-2.11%
Expected term (years)	5.50-6.50	0.76-6.50	0.53-6.50	0.76-6.50
Expected volatility	89.95%	93.70%	89.95%	97.37%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

A summary of the stock option activity during the nine months ended September 30, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	6,230,549	$6.26	-	$-
Granted	1,639,000	1.05
Exercised	-	-
Forfeited	(530,928)	3.83
Outstanding, September 30, 2016	7,338,621	$5.28	7.3	$-

Exerciseable, September 30, 2016	4,146,376	$6.14	6.4	$-

The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2016 was $0.76 and $0.76, respectively. The weighted average estimated fair value per share of the options granted during the three and nine months ended September 30, 2015 was $3.78 and $4.27, respectively.

12.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director is a member of the Board of Directors. During the three and nine months ended September 30, 2016, the Company incurred costs of approximately $100,000 and $358,000, respectively, from this vendor. Approximately $30,000 and $5,000 in included in accounts payable related to this related party as of September 30, 2016 and December 31, 2015, respectively.

13.	Concentration of Risk

Revenue for the nine months ended September 30, 2016 and 2015 from the Company’s largest customer, a contract manufacturing customer, was as follows:

	% of Total Revenue		Accounts Receivable
Customer	2016	2015	September 30, 2016

A	9%	11%	3%

14.	Fair Value Measurement

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

On September 30, 2016, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 816,287 shares of common stock as $64,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 66.95%-69.55%, risk-free rate of 0.59%-1.01%, expected term of 1.11-3.66 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $135,000 and $797,000 during the three and nine months ended September 30, 2016, respectively. The Company recorded a gain on the change in fair value of these warrant liabilities of $1.5 million and $1.4 million during the three and nine months ended September 30, 2015, respectively. See Note 4 – Acquisitions for details on the contingent consideration.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Nine Months Ended September 30,
	2016	2015
Warrant Liabilities
Beginning balance	$861	$304
Change in fair value of warrant liability	(797)	(1,388)
Value of warrants issued	-	2,683
Value of warrants exercised	-	(31)
Ending balance	$64	$1,568

	Nine Months Ended September 30,
	2016	2015
Contingent Consideration
Beginning balance	$17,028	$2,932
Initial fair value of contingent consideration	-	15,570
Payments of contingent consideration	(5,147)	-
Change in fair value of contingent consideration	(8,634)	957
Ending balance	$3,247	$19,459

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$64
Contingent consideration	-	-	3,247
Total liabilities	$-	$-	$3,311

	December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$861
Contingent consideration	-	-	17,028
Total liabilities	$-	$-	$17,889

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

The difference between the statutory income tax rate and the effective income tax rate is that the Company anticipates having a tax loss for the full fiscal 2016 year. During the nine months ended September 30, 2015, the Company recorded an income tax benefit of approximately $1.3 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

16.	Subsequent Events

On October 5, 2016, the Company entered into a Contribution Agreement and Plan of Merger (the “Contribution and Merger Agreement”) with Alliqua Holdings, Inc., a wholly owned subsidiary of the Company (“New Alliqua”), Chesapeake Merger Corp., a wholly owned subsidiary of New Alliqua (“Merger Sub”), and Soluble Systems, LLC (“Soluble”), pursuant to which, among other things, the Company will reorganize into a new holding company by merging Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of New Alliqua. In addition, following the effective time of the merger, Soluble will contribute substantially all of its assets to New Alliqua, and New Alliqua will assume or payoff certain liabilities of Soluble, in exchange for certain consideration.

The closing of the transactions are conditioned upon, among other things, the Company securing debt or equity financing, or combination, thereof, that results in gross proceeds of at least $45 million, inclusive of any current indebtedness of Soluble or the Company that is either assumed, restructured or refinanced by the combined company. The Company currently expects to restructure the existing senior debt obligations for both the Company and Soluble totaling approximately $26.2 million. The balance of the proceeds would be used for costs related to the acquisition, as well as to meet the Company’s working capital requirements. In conjunction with this agreement, the Company also amended and restated the subordinated promissory note described in Note 6 – Note Receivable to Soluble. The amendment increased the principal amount of the bridge loan to Soluble from $500,000 to $1,000,000. The Company advanced Soluble the additional $500,000 in cash on October 5, 2016.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	inadequate capital;

●	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

●	our ability to obtain reimbursement from third party payers for our products;

●	our ability to achieve and maintain minimum sales requirements under our license agreements;

●	our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop;

●	our ability to cure or obtain forbearance or waivers for existing covenant defaults under our outstanding indebtedness and to remain in compliance with our debt covenants;

●	market acceptance of our existing and future products;

●	loss or retirement of key executives;

●	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

●	an unfavorable decision on product reimbursement;

●	adverse economic conditions and/or intense competition;

●	loss of a key customer or supplier;

●	entry of new competitors and products;

●	adverse federal, state and local government regulation;

●	technological obsolescence of our products;

●	technical problems with our research and products;

●	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

●	price increases for supplies and components; and

●	the inability to carry out research, development and commercialization plans.

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

Overview

We are a regenerative technologies company that commercializes differentiated regenerative medical products which assist the body in the repair of human tissue.

Our commercial wound care portfolio currently consists of three product categories: wound bed preparation and stimulation, human biologics and antimicrobial protection. We currently market MIST® Ultrasound Healing Therapy, which uses painless, noncontact low-frequency ultrasound to stimulate cells below the wound bed to promote the healing process, Biovance® and Interfyl™ Human Connective Tissue Matrix, which are human biologic regenerative technologies, and TheraBond 3D®, which is advanced dressing incorporating its proprietary TheraBond 3D® Antimicrobial Barrier Systems technology. We seek to broaden this product portfolio by identifying, acquiring and integrating technologies and products that enhance our product portfolio while diversifying our customer base and growing our sales footprint.

Recent Events

Senior Secured Term Loan Facility

As of September 30, 2016, we were in default of a covenant pertaining to trailing twelve-month revenue under our credit agreement as a result of our failure to achieve $22,250,000 of gross revenue for the twelve-month period ended September 30, 2016. As of September 30, 2016, we had an outstanding principal amount of approximately $13.8 million under this credit agreement. Under an agreement dated November 1, 2016, the lender agreed to forbear from exercising any rights and remedies related to the default until November 30, 2016, but has reserved the rights, commencing November 30, 2016, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance We are in negotiations with other financing parties to refinance this debt. However, no assurance can be given that we will be able to obtain additional debt to refinance our existing obligations on commercially reasonable terms or at all.

Acquisition

Consistent with our strategy of expanding our product portfolio of regenerative technologies, on October 5, 2016, we entered into a Contribution Agreement and Plan of Merger (the “Contribution and Merger Agreement”) with Alliqua Holdings, Inc., our wholly owned subsidiary (“New Alliqua”), Chesapeake Merger Corp., a wholly owned subsidiary of New Alliqua (“Merger Sub”), and Soluble Systems, LLC (“Soluble”), pursuant to which, among other things, we will reorganize into a new holding company by merging Merger Sub with and into us, with us surviving as a wholly owned subsidiary of New Alliqua. In addition, following the effective time of the merger, Soluble will contribute substantially all of its assets to New Alliqua, and New Alliqua will assume or payoff certain liabilities of Soluble, in exchange for certain consideration.

In the merger, (i) each outstanding share of our common stock, par value $0.001 per share, will automatically be converted into one share of New Alliqua’s common stock, par value $0.001 per share, (ii) each of our outstanding options, restricted shares and restricted or phantom stock units will continue to vest or accelerate and will automatically be converted from a right to acquire our common stock to a right to acquire New Alliqua common stock on the same terms and (iii) each outstanding warrant will be converted into a right to acquire New Alliqua common stock on the same terms.

Subject to the terms and conditions of the Contribution and Merger Agreement, as part of the consideration for the asset contribution, Soluble will receive (i) newly issued shares of New Alliqua common stock representing approximately 37% of the total number of shares of issued and outstanding New Alliqua common stock (after giving effect to the new issuance and based on the number of shares of our common stock outstanding as of October 31, 2016), (ii) warrants to purchase an aggregate of 4,000,000 shares of New Alliqua common stock at an exercise price of $1.068 per share and (iii) credit for a portion of the payments made at closing by us to Soluble’s senior lender and a third party supplier, which has been allocated to us and will not be considered an adjustment to the shares issuable as part of the equity consideration. The exact number of shares of New Alliqua common stock issuable to Soluble as part of the equity consideration will be determined at the closing of the transactions based on the value of certain indebtedness of Soluble that will be paid off or assumed by New Alliqua at closing and subject to certain other adjustments and escrow holdbacks set forth in the Contribution and Merger Agreement. In addition, the estimated ownership percentage above with respect to the shares of New Alliqua common stock to be issued to Soluble does not take into account (i) the issuance of additional shares of New Alliqua common stock upon any subsequent exercise of the warrants issued to Soluble and (ii) the issuance of any additional shares of our common stock or securities convertible into or exercisable for our common stock in connection with the financing contemplated by the Contribution and Merger Agreement.

The closing of the transactions contemplated by the Contribution and Merger Agreement is conditioned upon, among other things, us securing debt or equity financing, or combination, thereof, that results in gross proceeds of at least $45 million, inclusive of any current indebtedness of Soluble or us that is assumed, restructured or refinanced by the combined company. We currently expect to restructure the existing senior debt obligations for both us and Soluble totaling approximately $26.2 million. The balance of the proceeds would be used for costs related to the acquisition, as well as to meet our working capital requirements.

The transactions are expected to close during the first quarter of 2017, subject to the receipt of any required approvals and the satisfaction or waiver of the closing conditions contained in the Contribution and Merger Agreement. However, it is possible that factors outside the control of the parties could require the parties to complete the transactions at a later time or not complete it at all.

Soluble is the manufacturer and/or distributor of a line of advanced wound care products under the brand names TheraSkin® and TheraGauze®. Soluble’s lead product, TheraSkin®, is a cryo-preserved human skin allograft for non-responsive chronic wounds. Soluble’s patented SMRT Polymer technology is found in its advanced wound care dressing TheraGauze®, which regulates moisture differentially across a wound bed to aid in wound healing without maceration.

Asset Sale

In order to add capital and to focus on future investments on commercializing our own regenerative technologies effective June 30, 2016, we entered into a purchase agreement (the “Purchase Agreement”) with BSN medical, Inc. (“BSN”) whereby we agreed to sell to BSN (i) all of the our rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights (collectively, the “Rights”) to the sorbion product line pursuant to its distribution agreement (as amended, the “Sorbion Agreement”) with Sorbion GmbH & Co KG and (ii) the unsold inventory of sorbion products that we previously purchased in existence as of the closing, which occurred upon execution and delivery of the Purchase Agreement. In consideration for the sale of the Rights and the unsold sorbion inventory to BSN, BSN agreed to pay (i) $3.5 million related to the purchase of the Rights and the termination of the Sorbion Agreement and certain other agreements between the parties and (ii) up to $900,000 related to the unsold sorbion inventory upon our completion of the obligations to deliver all remaining and qualifying unsold sorbion inventory, with such payment amount varying based upon the condition of the sorbion inventory, as specified in the Purchase Agreement. The results of operations for the three and nine months ending September 30, 2016 and 2015 reflect our continuing operations.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues, net. For the three months ended September 30, 2016 revenues increased by approximately $689,000, or 16%, to $4.8 million from $4.2 million for the three months ended September 30, 2015.   The increase in our overall revenue was primarily due to an increase in product sales.

The components of revenue were as follows for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Revenues
Product	$4,355	$3,678
Contract manufacturing	519	507
Total revenues, net	$4,874	$4,185

Our growth rates for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,
	2016	2015

Revenue growth	$689	$2,989
% Growth over prior year	16%	249%

Comprised of:
% of organic growth*	16%	159%
% of acquisition growth**	0%	90%
	16%	249%

*2016 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, TheraBond, MIST, Biovance and Interfyl products. 2015 organic growth represents growth from all lines of business excluding MIST, which is included acquisition growth described below.

**2015 acquisition revenue growth represents growth from the sale of the MIST Therapy product line acquired in the purchase of Celleration.

Gross profit. Our gross profit was $3.1 million, or 64% of sales, for the three months ended September 30, 2016 compared to gross profit of $2.7 million, or 66% of sales, for the three months ended September 30, 2015.  Gross margin on our product sales was approximately 75% for the three months ended September 30, 2016, compared to 82% for the three months ended September 30, 2015. The decline in our gross margin was primarily due to lower margins on MIST Therapy system sales. We expect our product gross margin to approximate 75% in future quarters, dependent upon product mix. We also expect our overall gross profit to increase as a result of product sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Cost of revenues
Materials and finished products	$1,098	$796
Stock-based compensation	5	91
Compensation and benefits	220	231
Depreciation and amortization	201	169
Equipment, production and other expenses	242	149
Total cost of revenues	$1,766	$1,436

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Selling, general and administrative expenses
Compensation and benefits	$3,827	$3,824
Stock-based compensation	1,184	2,166
Professional fees	705	1,128
Marketing	413	507
Depreciation and amortization	838	822
Royalty fees	271	176
Other expenses	1,664	1,528
Total selling, general and administrative expenses	$8,902	$10,151

Selling, general and administrative expenses decreased by $1.2 million, to $8.9 million for the three months ended September 30, 2016, as compared to $10.2 million for the three months ended September 30, 2015.

Compensation and benefits expense was approximately $3.8 million for the three months ended September 30, 2016 and 2015. Stock-based compensation decreased by $982,000, to $1.2 million for the three months ended September 30, 2016, as compared to $2.2 million for the three months ended September 30, 2015.  The decrease in stock-based compensation is primarily due to the decrease in awards granted and the lower weighted average estimated fair value of options granted during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The increase in other selling, general and administrative expense, including professional fees, is primarily in support of our revenue growth. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including recruiting, information technology, travel, training and third party logistics.

Research and product development expenses. During the three months ended September 30, 2016 and 2015, we incurred research and product development expenses of $164,000 and $192,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We have experienced slower than expected patient enrollment and projected costs to complete the trial are significantly higher than we previously expected. In addition, we believe there is no longer a business need for this trial due to the amount of patient data currently available, our success in getting government and commercial insurance coverage for Biovance, and our recent increase in Biovance sales. Due to these factors, we have decided to terminate patient enrollment for the Biovance trial. We expect our research and product development costs related to this trial to continue through the completion of study close-down during the first quarter of 2017.

Milestone expense to licensor. During the three months ended September 30, 2016, we incurred $1,000,000 of milestone expense for achieving two of the three milestones under the license agreement with HLI related to the launch of the Interfyl product. We initiated sales and marketing efforts of Interfyl in September 2016 and will pay HLI $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016. We believe Interfyl will be a significant product offering in our portfolio of regenerative technologies, as it can be used in a broad range of surgical applications.

Acquisition-related expenses. During the three months ended September 30, 2016, we incurred $715,000 in acquisition-related costs related to the planned acquisition of Soluble. During the three months ended September 30, 2015, we incurred $15,000 related to the acquisition of Celleration. Acquisition related costs include professional fees associated with due diligence and other activities related to acquisition. We expect to incur acquisition-related costs through the first quarter of 2017 when we anticipate closing the acquisition of Soluble.

Change in fair value of contingent consideration liability. During the three months ended September 30, 2016, we recorded an increase in the fair value of the contingent consideration liability of approximately $97,000 compared to an increase of $585,000 in the three months ended September 30, 2015. The increase recorded during the three months ended September 30, 2016 is related to the accretion of the fair value of this liability.

Other income. During the three months ended September 30, 2016, we recorded other income of $100,000. We were required to perform certain services related to the transition of the sorbion business to BSN. As compensation, BSN paid us $100,000 for the services completed during the three months ended September 30, 2016. This compensation was recognized over the 90-day service period and is included in other income for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues, net. For the nine months ended September 30, 2016 revenues increased by $5.1 million, or 61%, to $13.3 million from $8.2 million for the nine months ended September 30, 2015.   The increase in our overall revenue was primarily due to increase in product sales.

The components of revenue were as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Revenues
Product	$11,417	$6,608
Contract manufacturing	1,881	1,626
Total revenues, net	$13,298	$8,234

Our growth rates for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015

Revenue growth	$5,064	$5,689
% Growth over prior year	62%	224%

Comprised of:
% of organic growth*	11%	161%
% of acquisition growth**	50%	63%
	61%	224%

*2016 organic revenue growth represents growth from contract manufacturing and sales of our hydrogel, TheraBond, Biovance and Interfyl products and MIST subsequent to May 30, 2016. 2015 organic growth represents growth from all lines of business excluding MIST, which is included acquisition growth described below.

**2016 acquisition revenue growth represents growth from the sale of the MIST Therapy product line acquired in the purchase of Celleration through May 2016. 2015 acquisition growth represents growth from the sale of MIST.

Gross profit. Our gross profit was $8.3 million, or 63% of sales, for the nine months ended September 30, 2016 compared to gross profit of $4.6 million, or 56% of sales, for the nine months ended September 30, 2015.  Gross margin on our product sales was approximately 76% for the nine months ended September 30, 2016, compared to 71% for the nine months ended September 30, 2015. We expect our product gross margin to approximate 75% in future periods, dependent upon product mix. We also expect our overall gross profit to increase as a result of product sales becoming a higher proportion of our total sales.

The components of cost of revenues are as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cost of revenues
Materials and finished products	$2,888	$1,833
Stock-based compensation	134	273
Compensation and benefits	723	678
Depreciation and amortization	574	469
Equipment, production and other expenses	636	405
Total cost of revenues	$4,955	$3,658

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Selling, general and administrative expenses
Compensation and benefits	$11,768	$8,693
Stock-based compensation	4,142	6,307
Professional fees	2,117	1,986
Marketing	1,426	1,385
Depreciation and amortization	2,512	1,321
Royalty fees	746	552
Other expenses	5,596	4,417
Total selling, general and administrative expenses	$28,307	$24,661

Selling, general and administrative expenses increased by $3.6 million, to $28.3 million for the nine months ended September 30, 2016, as compared to $24.6 million for the nine months ended September 30, 2015.

Compensation and benefits increased by $3.1 million, to $11.8 million for the nine months ended September 30, 2016, as compared to $8.7 million for the nine months ended September 30, 2015. The increase in compensation and benefits was primarily due to the increase in the number of full-time employees during the nine months ended September 30, 2015 compared to September 30, 2016 as a result of the acquisition of Celleration in May 2015, as well as increase in commissions related to the increase in revenue. Stock-based compensation decreased by $2.2 million, to $4.1 million for the nine months ended September 30, 2016, as compared to $6.3 million for the nine months ended September 30, 2015.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options granted during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

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

Research and product development expenses. During the nine months ended September 30, 2016 and 2015, we incurred research and product development expenses of $692,000 and $493,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot wounds. We have experienced slower than expected patient enrollment and projected costs to complete the trial are significantly higher than we previously expected. In addition, we believe there is no longer a business need for this trial due to the amount of patient data currently available, our success in getting government and commercial insurance coverage for Biovance, and our recent increase in Biovance sales. Due to these factors, we have decided to terminate patient enrollment for the Biovance trial. We expect our research and product development costs related to this trial to continue through the completion of study close-down during the first quarter of 2017.

Milestone expense to licensor. During the nine months ended September 30, 2016, we incurred $1,000,000 of milestone expense for achieving two of the three milestones under the license agreement with HLI related to the launch of the Interfyl product. We initiated sales and marketing efforts of Interfyl in September 2016 and will pay HLI $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016. We believe Interfyl will be a significant product offering in our portfolio of regenerative technologies, as it can be used in a broad range of surgical applications.

Acquisition-related expenses. During the nine months ended September 30, 2016, we incurred $819,000 in acquisition-related costs related to the planned acquisition of Soluble. During the nine months ended September 30, 2015, we incurred $2.9 million related to the acquisition of Celleration. Acquisition-related costs include professional fees associated with due diligence and other activities related to acquisitions. We expect to incur acquisition-related costs through the first quarter of 2017 when we anticipate closing the acquisition of Soluble.

Change in fair value of contingent consideration liability. During the nine months ended September 30, 2016 we recorded a decrease in the fair value of the contingent consideration liability of approximately $8.6 million compared to an increase of $957,000 in the nine months ended September 30, 2015. The decrease in the fair value of the contingent consideration liability is primarily due to a reduction in projected revenue of MIST Therapy for the year ending December 31, 2016, offset by normal accretion of the fair value of this liability.

Other income. During the nine months ended September 30, 2016, we recorded other income of $100,000. We were required to perform certain services related to the transition of the sorbion business to BSN. As compensation, BSN paid us $100,000 for the services completed during the nine months ended September 30, 2016. This compensation was recognized over the 90-day service period and is included in other income for the nine months ended September 30, 2016.

Income tax expense (benefit). During the nine months ended September 30, 2015, we recorded an income tax benefit of approximately $1.3 million. The income tax benefit is related to the release of valuation allowances of approximately $1.4 million resulting from the acquisition of Celleration in May 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents totaling $10.7 million compared to $26.1 million at December 31, 2015.  The decrease was largely attributable to cash used in operating activities of approximately $14.0 million, $2.6 million to pay a portion of the contingent consideration related to the Celleration acquisition, and $1.7 million to repay a portion of our long-term debt during the nine months ended September 30, 2016. This decrease was partially offset by $4.1 million received from the sale of the rights to the sorbion product from BSN.

Net cash flow used in operating activities was $14.0 million and $17.2 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was principally to fund our net cash loss. The net cash flow used in operating activities for the nine months ended September 30, 2016 included $1.6 million of compensation and royalty payments accrued in 2015, that are not indicative of payments to be made in the remainder of 2016.

Net cash provided by investing activities was $3.0 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $15.2 million in the nine months ended September 30, 2015. Cash provided by investing activities during the nine months ended September 30, 2016 included $4.1 million received from the sale of the rights to the sorbion product from BSN, offset by purchases of improvements and equipment of $573,000 and $500,000 provided to Soluble as a bridge loan. Cash used in investing activities during the nine months ended September 30, 2015 primarily relates to the acquisition of Celleration.

Net cash used in financing activities for the nine months ended September 30, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition and $1.8 million utilized to repay a portion of our long-term debt. During the nine months ended September 30, 2015, net cash flow generated from financing activities was $46.3 million, of which we received net proceeds from the issuance of common stock of $32.2 million. Additionally, during the nine months ended September 30, 2015, we received proceeds from long-term debt of $14.2 million.

Our cash requirements have historically been for mergers and acquisitions, post-market clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

We have experienced recurring losses since our inception. We incurred a net loss of $11.1 million and used $14.0 million in cash from operations for the nine months ended September 30, 2016, and had an accumulated deficit of $107.2 million as of September 30, 2016.

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, we entered into a Credit Agreement and Guaranty. The Credit Agreement provided a senior secured term loan in a single borrowing in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, payable monthly (iii) monthly principal payments of $225,000 commencing in May 2017, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all our assets. The Credit agreement requires us to meet certain financial covenants. As of September 30, 2016, we were in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve gross revenue of $22,250,000 for the twelve-month period ended September 30, 2016. As of September 30, 2016, we had an outstanding principal amount of approximately $13.8 million under the Credit Agreement. Under an agreement dated November 1, 2016, the lender agreed to forbear from exercising its rights and remedies related to the default until November 30, 2016, but has reserved the rights, commencing November 30, 2016, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in The Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or all of our assets after the expiration of the forbearance. We are in negotiations with other financing parties to refinance this debt. However, no assurance can be given that we will able to obtain additional debt to refinance our existing obligations on commercially reasonable terms or at all.

We have agreed to pay contingent consideration of three and one half times revenue from acquired MIST Therapy products in excess of certain revenue targets for the years ending December 31, 2015 and 2016, payable in equal amounts of cash and our common stock. This contingent consideration is payable in two installments in March 2016 and March 2017. In March 2016, we paid the first installment of this consideration of $2.6 million in cash and $2.6 million in stock. As of September 30, 2016, the present value of the contingent consideration due in 2017 was approximately $2.8 million, payable in equal amounts of cash and our stock.

On October 5, 2016, we entered into the Contribution and Merger Agreement to acquire the business of Soluble through a series of transactions. The closing of the transactions are conditioned upon, among other things, us securing debt or equity financing, or combination, thereof, that results in gross proceeds of at least $45 million, inclusive of any current indebtedness of Soluble or us that is either assumed, restructured or refinanced by the combined company. We currently expect to restructure or refinance the existing senior debt obligations for both us and Soluble totaling approximately $26.2 million. The balance of the proceeds would be used for costs related to the acquisition, as well as to meet our working capital requirements. The debt service requirements of any new debt we may incur are unknown at this time.

Under the terms of the Contribution and Merger Agreement, at closing of the transactions, we will make cash payments of approximately $5.4 million to retire Soluble’s subordinated debt and $1.2 million in connection with a renegotiated supply agreement. During the quarter ended September 30, 2016, we made a bridge loan of $500,000 in cash to Soluble pursuant to the terms of a subordinated promissory note, which we subsequently amended and restated to increase the principal amount of the bridge loan to Soluble from $500,000 to $1,000,000. We paid Soluble the additional $500,000 in cash on October 6, 2016. Transaction costs in connection with the Contribution and Merger Agreement are estimated to be between $3.5 million and $4.0 million, exclusive of any additional cash that will be required to fund Soluble’s operations prior to the closing of the transaction, or any working capital obligations assumed by us subsequent to the closing of the transaction.

We believe, if the conditions of closing the transaction are met, our net operating cash flows will improve based on increased revenue, product gross margins in excess of 70% and planned operating expense synergies.

Management is evaluating all options to raise enough funds to meet the financing contingency of the Soluble transaction and our working capital requirements through debt and/or equity offerings. There can be no assurances, however, that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to us. There is no assurance that we will be successful in achieving profitable operations.

We expect to continue incurring losses and negative cash flows from operations until our products reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, and our current outstanding principal balance of approximately $13.8 million, which the lender may declare due and payable in full following November 30, 2016, we do not have sufficient resources to fund operations beyond the next twelve months and we will need to raise additional capital to finance our losses and negative cash flows from operations. If our lender declares such balance due and payable in full following November 30, 2016, it would hinder our ability to recover the carrying value of some or all of our intangible assets including goodwill that aggregated approximately $52 million at September 30, 2016. Therefore, due to our history of recurring losses and our negative working capital, there is substantial doubt about our ability to continue operating as a going concern. Our plans include the continued commercialization of our products and raising capital through the sale of additional equity and/or debt securities. There can be no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products and raising capital, we may need to reduce activities, curtail or cease operations.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

As of September 30, 2016, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2016 there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

Our common stock could be delisted from The Nasdaq Capital Market if we fail to regain compliance with the minimum bid price requirement of $1.00 per share for continued listing within the time period required by the Nasdaq Listing Rules.

On October 12, 2016, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until April 10, 2017, to cure the deficiency and regain compliance with the minimum bid price requirement. In order to cure the deficiency, the closing bid price of our common stock would have to be $1.00 or higher for a minimum of ten consecutive business days during the initial 180-day compliance period.

If we do not regain compliance by April 10, 2017, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and (ii) provide written notice to Nasdaq of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

We are currently in default under our credit agreement with Perceptive Credit Opportunities Fund, L.P., as lender, which allows the lender to exercise certain rights and remedies, including, without limitation, declaring the entire outstanding indebtedness under the credit agreement of approximately $13.8 million immediately due and payable, imposing a default rate of interest and/or foreclosing on some or substantially all of our assets.

We are currently in default of our credit agreement with Perceptive Credit Opportunities Fund, L.P., as lender, as a result of our failure to achieve gross revenue of $22,250,000 for the twelve month period ended September 30, 2016.  While the Lender has agreed to forbear from exercising its rights and remedies until November 30, 2016, the lender has reserved its right to exercise its remedies resulting from this default at any time thereafter. The available remedies include, among others, the ability to accelerate and immediately demand payment of the outstanding debt of approximately $13.8 million under the credit agreement, to impose a default rate of interest, to exercise its security interest by foreclosing on some or all of our assets, and/or to take possession of or sell some or all of our assets.  Were the lender to demand payment of the outstanding debt after expiration of the forbearance period, we would currently have insufficient funds to satisfy that obligation, and the lender’s exercise of its other remedies would have a material adverse effect on our operations and financial condition.  The Company is exploring initiatives to address solutions to our credit issues, which include the evaluation and pursuit of various sources of financing including a refinancing, however, no assurance can be given that additional financing will be available on commercially reasonable terms or at all.

Risks Related to the Transactions with Soluble

There is no assurance that the transactions with Soluble will be completed and, even if the transactions are successfully completed, the anticipated benefits to our stockholders may not be realized.

On October 5, 2016, we entered into the Contribution and Merger Agreement, pursuant to which, among other things (i) we agreed to reorganize into a new holding company by merging Merger Sub with and into us, with us surviving as the wholly owned subsidiary of New Alliqua and (ii) Soluble agreed to contribute substantially all of its assets to New Alliqua. Completion of the transactions contemplated by the Contribution and Merger Agreement (the “Transactions”) is subject to the satisfaction or waiver of a number of conditions as set forth in the Contribution and Merger Agreement, including without limitation (i) us securing debt or equity financing, or combination, thereof, that results in gross proceeds of at least $45 million (inclusive of any current indebtedness of Soluble or us that is assumed, restructured or refinanced by the combined company), (ii) the New Alliqua common stock being approved for listing on the Nasdaq Capital Market and (iii) the approval of our stockholders of (A) the issuance of shares of New Alliqua common stock to Soluble pursuant to the terms of the Contribution and Merger Agreement and (B) an increase in our authorized shares of common stock. There can be no assurance that we, New Alliqua or Soluble will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. The conditions to the proposed Transactions could prevent or delay the completion of the Transactions. If the Transactions and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the Transactions and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions.

In addition, the parties can agree at any time to terminate the Contribution and Merger Agreement. Each party can also terminate the Contribution and Merger Agreement under other specified circumstances.

We and New Alliqua are expected to incur substantial expenses related to the Transactions and the integration of Soluble’s business.

We and New Alliqua are expected to incur substantial expenses in connection with the Transactions and the integration of the operations and personnel of Soluble. Specifically, based on estimates as of October 31, 2016, we and New Alliqua expect to incur approximately $3.5 - $4.0 million of transaction costs related to the Transactions. We incurred $819,000 of the estimated transaction costs during the nine months ended September 30, 2016. Additionally, in connection with the plan to integrate the operations of Soluble, New Alliqua expects to incur various nonrecurring expenses, such as costs associated with systems implementation, severance and other costs related to exit or disposal activities. New Alliqua is not able to determine the exact timing, nature and amount of these expenses as of the date of this report. However, these expenses could have an adverse effect on the financial condition or results of operations of New Alliqua. Although we and New Alliqua expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction-related and restructuring costs over time, there can be no assurance that this net benefit will be achieved in the near term, or at all.

The issuance of New Alliqua common stock in connection with the Transactions could decrease the market price of New Alliqua common stock.

Following the completion of the Transactions, New Alliqua common stock is expected to be listed on the Nasdaq Capital Market under our current trading symbol “ALQA.” In connection with the Transactions and as part of the consideration for the asset contribution by Soluble, New Alliqua will issue shares of New Alliqua common stock and warrants to acquire shares of New Alliqua common stock to Soluble. The dilution associated with the issuance of New Alliqua common stock in the Transactions may result in fluctuations in the market price of New Alliqua common stock, including a stock price decrease.

The current ownership and voting interests of our stockholders will be diluted by the Transactions.

The consummation of the Transactions and the issuance to Soluble of shares of New Alliqua common stock and warrants to acquire New Alliqua common stock as part of the consideration for Soluble’s asset contribution will dilute the ownership position of our current stockholders and result in our stockholders having an ownership stake in New Alliqua that is smaller than their current stake in us. Upon completion of the Transactions, based on the number of shares of our common stock outstanding as of October 31, 2016, we estimate that our current continuing stockholders will own approximately 63%, and Soluble will own approximately 37% of the issued and outstanding shares of New Alliqua common stock immediately after the Transactions. The estimated ownership position of continuing stockholders may be further diluted by (i) the issuance of additional shares of New Alliqua common stock upon any subsequent exercise of the warrants issued as part of the consideration for Soluble’s asset contribution and (ii) the issuance of any additional shares of our common stock or securities convertible into or exercisable for our common stock in connection with the financing contemplated by the Contribution and Merger Agreement. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of New Alliqua after the Transactions than they currently exercise now over our management and policies.

Following the Transactions, Soluble will be a significant stockholder of New Alliqua and may have interests that are different from other stockholders.

Immediately following the consummation of the Transaction (but prior to the consummation of the financing contemplated by the Contribution and Merger Agreement, to the extent that any equity securities are issues), Soluble will own shares of New Alliqua common stock representing approximately 37% of the total number of outstanding shares of New Alliqua common stock. Soluble will also have the right to appoint one director to the New Alliqua board of directors.

Soluble is obligated for a period of twelve months following the closing date of the Transactions to vote 50% of its shares of New Alliqua common stock in accordance with the recommendation of the New Alliqua board of directors. However, Soluble will have full discretion to vote the remaining 50% of its shares of New Alliqua common stock in any manner it chooses, including against the recommendation of the New Alliqua board of directors. The interests of Soluble may be different from or conflict with the interests of other stockholders and, as a result, Soluble's influence may result in the delay or prevention of potential actions or transactions, including a potential change of management or control of New Alliqua, even if such action or transaction may be beneficial to other stockholders.

Failure to complete the Transactions could negatively affect the value of our common stock and our future business and financial results.

If the Transactions are not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Transactions, including without limitation the following:

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Transactions;

•	reputational harm due to the adverse perception of any failure to successfully complete the Transactions; and

•	having to pay certain costs relating to the Transactions, such as legal, accounting, financial advisory, filing and printing fees.

If the Transactions are not completed, these risks could materially affect the market price of our common stock and our business and financial results.

We or New Alliqua will incur or assume substantial additional indebtedness in connection with the Transactions, which could have a negative impact on our liquidity or restrict our activities.

As of September 30, 2016, we had approximately $13.8 million of gross indebtedness outstanding. On July 1, 2016, we made a principal payment on this debt of $1,747,573. The closing of the Transactions is conditioned upon, among other things, us securing financing for gross proceeds (inclusive of any indebtedness under the parties’ credit agreements that is assumed, restructured or refinanced) of at least $45,000,000, and if the Transactions are consummated, we currently expect that our outstanding indebtedness would be approximately $26.2 million as of the closing of the Transactions. If we secure the required financing to complete the Transactions, the instruments governing the financing will contain, as applicable, various covenants that limit our ability to engage in specified types of transactions. Our overall leverage and the terms of our financing arrangements could:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	make it more difficult to satisfy our obligations under the terms of our indebtedness;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•	limit our flexibility to plan for and adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future acquisitions, working capital, business activities, and other general corporate requirements;

•	limit our ability to obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating organizations were revised downward; and

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

In addition, the restrictive covenants may require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. A breach of any of these covenants could result in a default under the instruments governing our indebtedness.

Risks Relating to New Alliqua’s Business Following the Transactions

Successful integration of Soluble’s business and successful operation of New Alliqua are not assured.

If the Transactions are completed, New Alliqua will acquire substantially all of the business and assets of Soluble. There can be no assurance that, after the Transactions, New Alliqua will be able to maintain and grow the acquired business and operations of Soluble. Integrating and coordinating certain aspects of the operations, portfolio of products and personnel of Soluble will involve complex operational, technological and personnel-related challenges. This process will be complex, time-consuming and expensive, may disrupt the businesses of either or both of Soluble and us and may not result in the full benefits expected, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	issues in integrating research and development and sales forces;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems;

•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and

•	unforeseen and unexpected liabilities related to Transactions or Soluble’s business.

Additionally, the integration of Soluble’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm New Alliqua’s business, financial condition and operating results.

The market price of New Alliqua common stock after the Transactions may be subject to significant fluctuations and may be affected by factors different from those currently affecting the market price of our common stock.

Upon completion of the Transactions, our stockholders who receive shares of New Alliqua common stock will become New Alliqua stockholders. While our common stock has an observable trading history, New Alliqua common stock on a post-transaction basis may trade differently than its pre-transaction trading history, and the market price of New Alliqua common stock could be subject to significant fluctuations following the Transactions.

In addition, our current businesses differ from Soluble’s business in important respects and, accordingly, the results of operations of New Alliqua as the combined company and the market price of New Alliqua common stock following the Transactions may be affected by factors different from those currently affecting the independent results of operations of us and Soluble.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None.

(b)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended September 30, 2016:

Issuer's Purchases of Equity Securities
Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
7/1/2016 to 7/31/2016	-		$-	-	-
8/1/2016 to 8/31/2016	-		-	-	-
9/1/2016 to 9/30/2016	2,060	(2)	0.91	-	-
Total	2,060		$0.91	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 2,060 shares of our common stock surrendered by an employee to pay tax withholding obligations incurred in connection with the vesting of restricted stock on September 7, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA BIOMEDICAL, INC.

Date: November 4, 2016	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
2.1^	Contribution Agreement and Plan of Merger, dated October 5, 2016, by and among Alliqua BioMedical, Inc., Alliqua Holdings, Inc., Chesapeake Merger Corp., and Soluble Systems, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 6, 2016).
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
10.1*	Consent Agreement, dated August 25, 2016, by and among Alliqua BioMedical, Inc., certain subsidiaries set forth on the signature pages thereto, and Perceptive Credit Holdings, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

^ Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

