Form 10-Q
period 2017-03-31
Alliqua BioMedical, Inc.
filed 2017-05-09
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 2, 2017, the registrant had 45,975,994 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,350	$5,580
Accounts receivable, net	2,861	2,760
Inventory, net	2,631	2,702
Prepaid expenses and other current assets	451	735
Total current assets	8,293	11,777
Improvements and equipment, net	1,956	2,092
Intangible assets, net	27,290	28,498
Goodwill, net	11,959	11,959
Other assets	229	173
Total assets	$49,727	$54,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,311	$2,612
Accrued expenses and other current liabilities	4,672	5,286
Contingent consideration, current	-	675
Senior secured term loan, net	11,745	11,541
Warrant liability	672	20
Total current liabilities	19,400	20,134
Contingent consideration, long-term	500	1,141
Deferred tax liability	752	749
Other long-term liabilities	338	385
Total liabilities	20,990	22,409

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 36,122,025 and 29,669,036 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	36	30
Additional paid-in capital	160,002	156,363
Accumulated deficit	(131,301)	(124,303)
Total stockholders’ equity	28,737	32,090
Total liabilities and stockholders’ equity	$49,727	$54,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016

Revenue, net of returns, allowances and discounts	$4,594	$3,957

Cost of revenues	1,660	1,590

Gross profit	2,934	2,367

Operating expenses
Selling, general and administrative	7,740	9,740
Royalties	185	217
Research and product development	111	199
Acquisition-related	635	-
Change in fair value of contingent consideration liability	35	362
Total operating expenses	8,706	10,518

Loss from operations	(5,772)	(8,151)

Other (expense) income
Interest expense	(573)	(619)
Interest income	2	8
Change in fair value of warrant liability	118	737
Warrant modification expense	(770)	-
Total other (expense) income	(1,223)	126

Loss from continuing operations before tax	(6,995)	(8,025)

Income tax expense	(3)	(3)

Loss from continuing operations	(6,998)	(8,028)

Income from discontinued operations, net of tax of $0 for the three months ended March 31, 2017 and 2016	-	346

Net loss	$(6,998)	$(7,682)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.23)	$(0.29)

Income from discontinued operations	-	0.01
Net loss per basic and diluted common share	$(0.23)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per common share	30,713,415	27,293,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(6,998)	$(7,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,382	1,037
Amortization of deferred lease incentive	(11)	(8)
Deferred income tax expense	3	3
Provision for (recovery of) doubtful accounts	7	(80)
Reserve for note receivable	350	-
Provision for excess and slow moving inventory	23	-
Stock-based compensation expense	491	1,706
Deferred rent	2	-
Amortization of debt issuance and discount costs	204	198
Warrant modification expense	770	-
Change in fair value of warrant liability	(118)	(737)
Fair value adjustment of contingent consideration liability	35	362
Changes in operating assets and liabilities:
Accounts receivable	(108)	91
Inventory	48	(398)
Prepaid expenses and other assets	227	(129)
Accounts payable	(301)	(285)
Accrued expenses and other current liabilities	(652)	(224)
Net Cash Used in Operating Activities	(4,646)	(6,146)

Investing Activities
Purchase of improvements and equipment	(39)	(362)
Issuance of note	(350)	-
Net Cash Used in Investing Activities	(389)	(362)

Financing Activities
Contingent purchase price payments	(675)	(2,573)
Net proceeds from issuance of common stock	2,534	-
Payment of withholding taxes related to stock-based employee compensation	(54)	-
Net Cash Provided by (Used in) Financing Activities	1,805	(2,573)

Net Decrease in Cash and Cash Equivalents	(3,230)	(9,081)

Cash and Cash Equivalents - Beginning of period	5,580	26,080

Cash and Cash Equivalents - End of period	$2,350	$16,999

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$370	$421
Non-cash investing and financing activities:
2015 Accrued bonus awarded in equity	$-	$474
Common stock issued for contingent purchase price payments	675	2,574

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

In order to add capital and to focus on future investments on commercializing its own regenerative technologies effective June 30, 2016, the Company entered into a purchase agreement with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the sorbion product line pursuant to its distribution agreement with Sorbion GmbH & Co KG. The results of operations for the three months ended March 31, 2016 reflect the Company’s continuing operations. Summarized operating results of discontinued operations for the three months ended March 31, 2016 are presented in the following table (in thousands):

March 31,
2016

Revenue, net of returns, allowances and discounts	$686
Cost of revenues	187
Gross profit	499
Selling, general and administrative	153
Income from discontinued operations, net of tax	$346

Non-cash amortization expense of $19,000 is included in selling, general and administrative expense for the three months ended March 31, 2016.

There were no assets and liabilities or operating results of discontinued operations as of or for the three months ended March 31, 2017.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

Recent Accounting Principles

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

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of March 31, 2017, the Company had a cash balance of approximately $2.4 million. On April, 3, 2017, the Company closed an underwritten public offering. Total gross proceeds to the Company were approximately $3.8 million before deducting underwriting and estimated offering expenses. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $7.0 million and utilized $4.6 million in cash from operations for the three months ended March 31, 2017, and had an accumulated deficit of $131.3 million as of March 31, 2017. As of March 31, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement (as defined in Note 7- Debt) as a result of the Company’s failure to achieve $22,250,000, $24,600,000 and $27,200,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016 and March 31, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017 and April 27, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of June 30, 2017 or the date when the lender becomes aware of any other default. The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. Such action could hinder the Company’s ability to recover the remaining carrying value of some or all of its intangible assets including goodwill that aggregated approximately $39.2 million at March 31, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and attain profitable operations.

Management is evaluating all options to raise sufficient funds to meet its outstanding debt obligations and to fund the Company’s working capital requirements. There can be no assurances, however, that management will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtained on terms satisfactory to the Company. There is no assurance that the Company will be successful in achieving profitable operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2017	2016
Stock options	7,073,282	7,198,456
Warrants	4,541,121	3,365,407
Non-vested restricted stock	826,668	816,287
Total	12,441,071	11,380,150

4.	Termination of Merger Agreement

On October 5, 2016, the Company entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, the Company terminated this agreement, due to its inability to secure the requisite financing to meet the closing conditions of the merger agreement.

In connection with the merger agreement to acquire the business of Soluble, the Company provided Soluble with bridge loans in the form of subordinated promissory notes totaling approximately $1.4 million.  The Company advanced Soluble $1.0 million during the year ended December 31, 2016 and $350,000 on January 30, 2017.  Pursuant to the terms of the merger agreement, the amount is to be repaid in full upon termination of the agreement.  The Company believes that the collectability of the amount due from Soluble is in doubt and, therefore, has fully reserved the amount due as of March 31, 2017. As of December 31, 2016, the Company had provided for a full reserve for the amount that had been advanced to Soluble as of that date.  During the three months ended March 31, 2017, the Company recorded bad debt expense of $350,000. This expense is included in acquisition related expense. The Company also incurred approximately $285,000 of other acquisition related expenses related to the Soluble transaction during the three months ended March 31, 2017. The net balance of the note receivable is $0 and is included in prepaid and other current assets as of March 31, 2017 and December 31, 2016.

5.	Inventory

Inventory consists of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016

Raw materials	$148	$135
Work in process	139	173
Finished goods	2,367	2,394
Less: Inventory reserve for excess and slow moving inventory	(23)	-
Total	$2,631	$2,702

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016

Salaries, benefits and incentive compensation	$2,534	$3,070
Milestone payment to licensor	1,000	1,000
Professional fees	564	692
Royalty fees	185	197
Deferred revenue	175	181
Other	214	146
Total accrued expenses and other current liabilities	$4,672	$5,286

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at March 31, 2017 was 10.75%.

In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the three months ended March 31, 2017 and 2016, the Company recorded amortization of debt issuance costs of $64,000 and $72,000 respectively, which is included in interest expense for the periods presented.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. During the three months ended March 31, 2017 and 2016, the Company recorded amortization of debt discount of $140,000 and $126,000, respectively, which is included in interest expense for the periods presented. See Note 11 – Fair Value Measurement for additional details.

As of March 31, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of the Company’s failure to achieve $22,250,000, $24,600,000 and $27,200,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016 and March 31, 2017, respectively. Under an agreement dated January 26, 2017, as amended March 7, 2017 and April 27, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of June 30, 2017 or the date when the lender becomes aware of any other default. The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. The Company has classified the entire principal balance of approximately $13.8 million as a current liability in its balance sheet as of March 31, 2017.

In connection with the entry into the January 26, 2017 forbearance agreement, as amended on March 7, 2017, the Company also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement on May 29, 2015. The amended and restated warrant is exercisable for 2,000,000 shares of the Company’s common stock. The amended and restated warrant is exercisable at an exercise price of $0.50. The amended and restated warrant contains a weighted average anti-dilution feature whereby the exercise price of the amended and restated warrant is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current exercise price of such warrant. See Note 11 – Fair Value Measurement for additional details.

Debt consists of the following (in thousands):

	March 31,	December 31,
	2017	2016

Long-term debt	$13,752	$13,752
Unamortized debt issuance and discount costs	(2,007)	(2,211)
Total	$11,745	$11,541

8.	Commitments and Contingencies

Agreements for Human Placental Based Products

Human Longevity, Inc.

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) and Supply Agreement (the “Biovance Supply Agreement”) with Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). The agreements grant the Company an exclusive, royalty-bearing license in CCT’s intellectual property for certain placental based products, including ECM and Biovance ®, as well as provide the Company with the its requirements of Biovance for distribution. In January 2016, Human Longevity, Inc.’s (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from CCT. CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT, for certain placental based products. The Company is required to pay HLI annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. During the three months ended March 31, 2017 and 2016, the Company incurred royalties of approximately $185,000 and $67,000, respectively, in connection with this agreement. Approximately $185,000 is included in accrued expenses as of March 31, 2017 in connection with this agreement. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term.

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

In April 2016, the Company entered into a Supply Agreement with HLI, pursuant to which HLI supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix. Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl™ Human Connective Tissue Matrix in September 2016 and achieved two milestones under the license agreement. The Company is required to pay HLI $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such the recorded $1.0 million of milestone expense during the year ended December 31, 2016. This milestone payment is payable in November 2017 and is included in accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016.

Contingent Consideration

Celleration, Inc.

On May 29, 2015, the Company acquired all outstanding equity interest of Celleration, Inc. (“Celleration”), a medical device company focused on developing and commercializing the MIST Therapy® therapeutic ultrasound platform for the treatment of acute and chronic wounds. The Company agreed to pay contingent consideration of 3.5 times revenue from acquired MIST Therapy products in excess of certain revenue targets for the years ending December 31, 2015 and 2016, payable in equal amounts of cash and the Company’s common stock. This contingent consideration was payable in two installments in March 2016 and March 2017.

The first installment consisted of $2.6 million of cash and approximately 986,000 shares of the Company’s common stock valued at approximately $2.6 million and was paid in March 2016. This payment was based on 3.5 times of the excess of 2015 MIST Therapy revenue of approximately $10.2 million over 2014 MIST Therapy revenue of approximately $8.7 million.

The second installment consisted of $675,000 of cash and approximately one million shares of the Company’s common stock valued at approximately $675,000 and was paid in March 2017. This payment was based on 3.5 times of the excess of 2016 MIST Therapy revenue of approximately $10.5 million over 2015 MIST Therapy revenue of approximately $10.2 million. There are no further contingent payments due in connection with the Celleration acquisition.

Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company agreed to pay contingent consideration based upon the company achieving specific performance metrics over the three twelve month periods, ended April 30, 2017. As of March 31, 2017, the Company estimates this contingent liability to be $500,000. The contingent liability is payable in the form of the Company’s common stock and will be paid in June 2017.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of March 31, 2017.

9.	Stockholders’ Equity

Private Placement

On February 27, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “Private Placement”) an aggregate of 5,540,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Company closed the Private Placement on the same day as it entered into the Securities Purchase Agreement and received aggregate gross proceeds of $2,770,000. In connection with the Private Placement, the Company paid an aggregate of $196,000 of financial advisory fees and $40,000 of administrative fees, which were recorded as a reduction of additional paid-in capital.

Stock-Based Compensation

During the three months ended March 31, 2017 and 2016, the Company recognized $491,000 and $1.7 million of stock-based compensation expense, of which, $11,000 and $82,000 is included in cost of revenues and $480,000 and $1.6 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of March 31, 2017, there was $1.9 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 1.2 years.

10.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then member of the Board of Directors. During the three months ended March 31, 2017 and 2016, the Company incurred costs of approximately $127,000 and $163,000, respectively, from this vendor. Approximately $82,000 and $102,000 is included in accounts payable related to this related party as of March 31, 2017 and December 31, 2016, respectively.

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

Warrant Liabilities

In connection with the entry into the January 26, 2017 forbearance agreement, as amended on March 7, 2017, the Company also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement on May 29, 2015. The amended and restated warrant is exercisable for 2,000,000 shares of the Company’s common stock. The amended and restated warrant is exercisable at an exercise price of $0.50. See Note 7 – Debt for additional details. In connection with this amendment, the Company recomputed the fair value of the original warrant and modified warrant as $789,000 and $19,000, respectively, using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 65.33%-78.98%, risk-free rate of 1.49%-1.95%, expected term of 3.34-5.00 years, and expected dividends of 0.00%. As a result, the Company recorded warrant modification expense of $770,000 during the three months ended March 31, 2017, which represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the January 26, 2017 modification date. The modification expense was recognized from the date of modification through March 31, 2017, which was the period under which the forbearance was in effect.

On March 31, 2017, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 2,290,338 shares of common stock as $672,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 79.19%-94.41%, risk-free rate of 0.91%-1.93%, expected term of 0.61-4.83 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $118,000 during the three months ended March 31, 2017. The issuance of common stock in connection with the February 27, 2017 Private Placement triggered an adjustment to the exercise price of certain warrants originally issued in November 2012 from $5.51 per share to $0.50 per share with a corresponding adjustment to the number of shares underlying such warrants from 66,287 shares to 290,338 shares. The impact of such adjustment is included in the change in fair value of the warrant liabilities during the three months ended March 31, 2017.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31,
	2017	2016
Warrant Liabilities
Beginning balance as of January 1,	$20	$861
Change in fair value of warrant liability	(118)	(737)
Warrant modification expense	770	-
Ending balance as of March 31,	$672	$124

	March 31,
	2017	2016
Contingent Consideration
Beginning balance as of January 1,	$1,816	$17,028
Payments of contingent consideration	(1,350)	(5,147)
Change in fair value of contingent consideration	34	362
Ending balance as of March 31,	$500	$12,243

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$672
Contingent consideration	-	-	500
Total liabilities	$-	$-	$1,172

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$20
Contingent consideration	-	-	1,816
Total liabilities	$-	$-	$1,836

12.	Subsequent Events

Underwritten Public Offering

On April 3, 2017, the Company closed an underwritten public offering of 9,473,250 shares of its common stock at a price to the public of $0.40 per share. Proceeds from this offering were approximately $3.8 million before deducting underwriting and estimated offering expenses. The Company intends to use the net proceeds from this offering primarily for working capital, general corporate purposes, and to pay the Company’s monthly obligations under its credit agreement. The shares of common stock were issued pursuant to the Company’s shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, the Company issued warrants to purchase an aggregate of 236,831 of the Company’s common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $0.44, and expire on March 29, 2022. Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $2.19, the exercise price of these warrants was adjusted to the public offering price of $0.40. As of April 3, 2017, November 2012 warrants to purchase 362,293 shares of the Company’s common stock were outstanding. These warrants expire in November 2017.

Issuance of Additional Shares under the Securities Purchase Agreement

Under the Securities Purchase Agreement entered into in the Private Placement, the Company sold and issued to private investors 5,540,000 shares of its common stock at a purchase price of $0.50 per share. The Securities Purchase Agreement contains a “most-favored nation provision” that provides that if the Company, during 120 days from February 27, 2017, issues or sells any common stock or common stock equivalents reasonably believed to be more favorable in terms or conditions than those in the Private Placement, then the Company must amend the terms of the Securities Purchase Agreement to give these private investors the benefit of such favorable terms or conditions. In accordance with this provision, on April 11, 2017, the Company issued an aggregate of 380,717 shares of its common stock to these investors. The Company will issue 1,004,283 additional shares of its common stock if it obtains stockholder approval as required by the applicable rules and regulations of the NASDAQ Capital Market.

Amendment and Adjustments of the Perceptive Warrant

On April 6, 2017, the Company and Perceptive entered into an amendment and restatement of a warrant to reduce the exercise price from $0.50 to $0.47. The warrant is exercisable for 2,000,000 shares of the Company’s stock. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to continue as a going concern;

•	inadequate capital;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	our ability to recover the carrying value of some or all of our intangible assets including goodwill;

•	our ability to obtain reimbursement from third party payers for our products;

•	our ability to achieve and maintain minimum sales requirements under our license agreements;

•	our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop;

•	our ability to cure or obtain forbearance or waivers for existing covenant defaults under our outstanding indebtedness and to remain in compliance with our debt covenants;

•	market acceptance of our existing and future products;

•	loss or retirement of key executives;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	an unfavorable decision on product reimbursement;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components; and

•	the inability to carry out research, development and commercialization plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2016. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Termination of Merger Agreement

On October 5, 2016, we entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, we terminated this agreement, due to the inability to secure the requisite financing to meet the closing conditions of the merger agreement.

Private Placement

On February 27, 2017, we issued and sold an aggregate of 5,540,000 shares of our common stock at a purchase price of $0.50 per share issued to certain accredited investors in a private placement (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). We received aggregate gross proceeds of $2,770,000.

Underwritten Public Offering

On April 3, 2017, we closed an underwritten public offering of 9,473,250 shares of our common stock at a price to the public of $0.40 per share. Proceeds from this offering, net of underwriter fees were $3,524,049. We intend to use the net proceeds from this offering primarily for working capital and general corporate purposes, and to pay our monthly obligations under the Credit Agreement. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, we issued warrants to purchase an aggregate of 236,831 of our common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $0.44, and expire on March 29, 2022.

Amendment and Adjustments of the Perceptive Warrant

On April 6, 2017, we and Perceptive Credit Opportunities Fund, L.P. (“Perceptive”) entered into an amendment and restatement of a warrant to reduce the exercise price from $0.50 to $0.47. The warrant is exercisable for 2,000,000 shares of our common stock. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise.

Senior Secured Term Loan Facility

As of March 31, 2017, we are in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $22,250,000, $24,600,000 and $27,200,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016 and March 31, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017 and April 27, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of June 30, 2017 or the date when the lender becomes aware of any other default. The lender has the rights to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance. We are in negotiations with other financing parties to refinance this debt. However, no assurance can be given that we will be able to obtain additional debt to refinance our existing obligations on commercially reasonable terms or at all.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Overview. For the three months ended March 31, 2017 and 2016, we had a net loss of $7.0 million and $7.7 million, respectively. Included in the operating loss for the three months ended March 31, 2017 and 2016 was non-cash stock-based compensation of $491,000 and $1.7 million, respectively, and non-cash warrant modification expense of $770,000 during the three months ending March 31, 2017. Also, included in the operating loss for the three months ended March 31, 2017 was $635,000 of expenses related to the terminated acquisition of Soluble Systems, LLC (“Soluble”).

Revenues, net. For the three months ended March 31, 2017 revenues increased by $637,000, or 16%, to $4.6 million from $4.0 million for the three months ended March 31, 2016.   The increase in our overall revenue was due to a 28% increase in product sales, primarily attributable to growth in our biologic products.

The components of revenue were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues
Product	$4,365	$3,404
Contract manufacturing	229	553
Total revenues, net	$4,594	$3,957

Gross profit. Our gross profit was $2.9 million for the three months ended March 31, 2017 compared to gross profit of $2.4 million for the three months ended March 31, 2016.  The improved results for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 64% for the three months ended March 31, 2017. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 60% for the three months ended March 31, 2016.

The components of cost of revenues are as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues
Materials and finished products	$1,005	$846
Stock-based compensation	11	82
Compensation and benefits	230	250
Depreciation and amortization	206	182
Equipment, production and other expenses	208	230
Total cost of revenues	$1,660	$1,590

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$3,848	$4,161
Stock-based compensation	480	1,624
Professional fees	733	1,139
Marketing	359	373
Depreciation and amortization	1,176	836
Other expenses	1,144	1,607
Total selling, general and administrative expenses	$7,740	$9,740

Selling, general and administrative expenses decreased by $2.0 million to $7.7 million for the three months ended March 31, 2017, as compared to $9.7 million for the three months ended March 31, 2016. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $313,000 to $3.8 million for the three months ended March 31, 2017, as compared to $4.2 million for the three months ended March 31, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016. We expect our average headcount for the full year of 2017 to be lower than the full year of 2016. Stock-based compensation decreased by $1.1 million, to $480,000 for the three months ended March 31, 2017, as compared to $1.6 million for the three months ended March 31, 2016.  The decrease in stock-based compensation is due to the decrease in equity awards granted during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Professional fees decreased by $406,000 to $733,000 for the three months ended March 31, 2017, as compared to $1.1 million for the three months ended March 31, 2016. The decrease in professional fees was primarily due to a decrease in legal and consulting expenses.

Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including recruiting, information technology, travel, training and third party logistics. Other expenses decreased by $463,000 to $1.1 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016. The decrease in other expenses is primarily due to a decrease in the average number of full-time employees in 2017 compared to 2016.

Acquisition-related expenses. During the three months ended March 31, 2017, we incurred $635,000 in acquisition-related costs related to acquisition of Soluble, which we terminated in February 2017. The incurred costs during the three months ended March 31, 2017 include bad debt expense of $350,000 related to a subordinated promissory note receivable made to Soluble in connection with the terminated acquisition, as well as professional costs associated with terminating the acquisition.

Warrant modification expense. During the three months ended March 31, 2017, we recorded $770,000 of warrant modification expense in connection with the amendment of the warrant issued to Perceptive. In connection with entry into the January 2017 forbearance agreement, as amended March 2017, we also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement in May 2015. The amended and restated warrant is exercisable for 2,000,000 shares of our common stock. The expense recorded during the three months ended March 31, 2017 represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the January 26, 2017 modification date.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents totaling approximately $2.4 million compared to $5.6 million at December 31, 2016.  The decrease was largely attributable to cash used in operating activities of approximately $4.6 million, $675,000 to pay a portion of the contingent consideration related to the Celleration acquisition, and $350,000 issued as a bridge loan to Soluble in connection with the terminated acquisition. This decrease was offset by $2.5 million received from net proceeds from the issuance of common stock.

Net cash used in operating activities was $4.6 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities for both periods was principally to fund our net cash loss. The net cash flow used in operating activities for the three months ended March 31, 2017 and 2016 included $1.6 million of compensation and royalty payments that were accrued at both December 31, 2016 and 2015, respectively.

Net cash used in investing activities was $389,000 and $362,000 for the three months ended March 31, 2017 and 2016, respectively. Cash used in investing activities during the three months ended March 31, 2017 included $350,000 provided to Soluble as a bridge loan in connection with the terminated acquisition and $39,000 related to the purchase of improvements and equipment. Cash used in investing activities during the three months ended March 31, 2016 related to the purchase of improvements and equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 consisted of $2.5 million of net proceeds received from the issuance of our common stock offset by $675,000 utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition. Net cash used in financing activities for the three months ended March 31, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition.

At March 31, 2017, current assets totaled $8.3 million and current liabilities totaled $19.4 million, as compared to current assets totaling $11.8 million and current liabilities totaling $20.1 million at December 31, 2016. As a result, we had negative working capital of $11.1 million at March 31, 2017 compared to negative working capital of $8.4 million at December 31, 2016.

Our cash requirements have historically been for mergers and acquisitions, post-market clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred a net loss of $7.0 million and used $4.6 million in cash from operations for the three months ended March 31, 2017, and had an accumulated deficit of $131.3 million as of March 31, 2017. At March 31, 2017, we had approximately $2.4 million of cash and cash equivalents. On February 27, 2017, we closed a private placement of 5,540,000 shares of common stock at a purchase price of $0.50 per share, pursuant to a securities purchase agreement with certain accredited investors. We received net proceeds of approximately $2.5 million. On April, 3, 2017, we closed an underwritten public offering. Total gross proceeds were approximately $3.8 million before deducting underwriting and estimated offering expenses.

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, we entered into our Credit Agreement. The Credit Agreement provided a senior secured term loan in a single borrowing in the principal amount of $15.5 million, with a current balance of $13.8 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, payable monthly (iii) monthly principal payments of $225,000 commencing in May 2017, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all our assets. The Credit agreement requires us to meet certain financial covenants. We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $22,250,000, $24,600,000 and $27,200,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016 and March 31, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017 and April 27, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of June 30, 2017 or the date when the lender becomes aware of any other default. The lender has the rights to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance.

During the three months ended March 31, 2017, we made a bridge loan of $350,000 in cash to Soluble in connection with the terminated acquisition. In 2016, we advanced Soluble $1.0 million. We believe the collectability of the $1.4 million due from Soluble is in doubt and, therefore, have fully reserved the amount due as of March 31, 2017.

Even though we have taken steps to reduce our operating expenditures, we expect to continue incurring losses and negative cash flows from operations until our products reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, and our current outstanding principal balance of approximately $13.8 million, which the lender may declare due and payable in full following the termination of a forbearance agreement. We do not have sufficient resources to fund operations beyond the next twelve months from the date of filing this quarterly report and we will need to raise additional capital to finance our losses and negative cash flows from operations. If our lender declares the amounts owed under the Credit Agreement due and payable in full, it would hinder our ability to recover the carrying value of some or all of our intangible assets including goodwill that aggregated approximately $39.2 million at March 31, 2017. Therefore, due to our history of recurring losses and our negative working capital, there is substantial doubt about our ability to continue operating as a going concern within one year from the date of this filing. Our plans include the continued commercialization of our products, raising capital through the sale of additional equity and/or debt securities, and exploring other strategic alternatives. There can be no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in raising additional capital, we may need to reduce activities, curtail or cease operations.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2017, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Company

The report of our independent auditors contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand in light of expected expenditures and are in default of our Credit Agreement with Perceptive Credit Opportunities Fund, L.P., the report of Marcum LLP, our independent auditors, with respect to our financial statements at December 31, 2016, and for the year ended December 31, 2016, contains an explanatory paragraph as to our potential inability to continue as a going concern. This opinion indicates that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

In order to finance our acquisition of Celleration, on May 29, 2015, we and each of our subsidiaries entered into the Credit Agreement with Perceptive Credit Opportunities Fund, L.P., which provided for a senior, secured term loan with a current principal amount of approximately $13.8 million. The full unpaid principal amount of the term loan will mature on May 29, 2019. Prior to maturity, on the last business day of each calendar month following May 29, 2017, we will be required to make monthly principal payments of $225,000, with any remaining unpaid balance of the term loan being payable in cash on the maturity date. The repayment of the term loan and our obligations under the Credit Agreement are secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property. The Credit Agreement also contains certain restrictions that prohibit us and our subsidiaries from engaging in certain transactions and activities, including but not limited to the following:

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

Our ability to meet our expenses, debt obligations and other financial covenants under the Credit Agreement will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we will be required, but may be unable to refinance or restructure all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all, and the lender could foreclose on its security interest and liquidate some or all of our assets, which would harm our business, financial condition and results of operations.

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

We are currently in default of the Credit Agreement, as a result of our failure to achieve $22,250,000, $24,600,000, and $27,000,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, and March 31, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017 and April 27, 2017, Perceptive Credit Opportunities Fund, L.P., the lender, agreed to forbear from exercising any rights and remedies related to the default until the earlier of April 30, 2017, or the date when the lender becomes aware of any other default. The remedies available for the lender include, among others, the ability to accelerate and immediately demand payment of the outstanding debt of approximately $13.8 million under the Credit Agreement, to impose a default rate of interest, to foreclose on some or all of our assets, and/or to take possession of or sell some or all of our assets. Were the lender to demand payment of the outstanding debt after expiration of the forbearance period, we would currently have insufficient funds to satisfy that obligation, and the lender’s exercise of its other remedies would have a material adverse effect on our operations and financial condition.

We are exploring initiatives to address solutions to our credit issues, which include a restructuring of the Credit Agreement with the lender and the evaluation and pursuit of various sources of financing including a refinancing. However, no assurance can be given that we can restructure our Credit Agreement or that additional financing will be available on commercially reasonable terms or at all.

Occurrence of an event of default under the Credit Agreement could result in a material adverse effect on our business, operating results and financial condition, or the loss of our assets as the lender holds a first priority security interest in all of our assets and the assets of our subsidiaries.

Events of default under the Credit Agreement include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 60 days;

•	a default occurring under any debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000;

•	we or any of our subsidiaries is party to a change of control;

•	the FDA or other governmental authority (i) issues a letter or other communication asserting any of our products lacks a required product authorization, including in respect of CE marks or 510(k)s or 361 HCT/P qualification, or (ii) initiates enforcement action or warning against us, any of our products or manufacturing facilities resulting in the discontinuance of marketing, withdrawal of any material products, or delay in the manufacture of any material products, each lasting for more than 90 days;

•	a recall of any product that has generated or is expected to generate at least $1.0 million in revenue in the aggregate over any consecutive twelve (12) month period;

•	we or any of our subsidiaries enters into a settlement agreement with the FDA or any other governmental authority that results in aggregate liability as to any single or related series of transactions, incidents or conditions, in excess of $500,000;

•	we are in default under our license agreement with HLI or the license agreement is terminated, amended, waived or otherwise modified in a manner materially adverse to the lender’s interests; and

•	failure to observe or perform any other covenant contained in the Credit Agreement.

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

Our license agreement with HLI is terminable on a product-by-product basis if we fail to meet certain minimum sales thresholds in the second year or any subsequent year of commercial sales of the licensed products. Each year of commercial sales is referred to in the license agreement as “launch years” and the calendar period constituting each launch year for the licensed product is determined in accordance with the terms of the license agreement, and for the purpose of determining whether the license can be terminated for failure to meet the minimum sales threshold, Biovance and Interfyl are treated on an aggregate basis as if a single licensed product. To maintain our license for Biovance and Interfyl, we must meet a minimum gross sales amount for Biovance and Interfyl in the second year and third year of commercial sales. If we fail to meet the minimum threshold in the second year of commercial sales of a licensed product, we would be able to cure such failure by making a cure payment specified in the license agreement to HLI; provided, however, we do not have the option to make a cure payment, should we fail to meet the minimum threshold for such product in the third year of commercial sales, and HLI may terminate the license agreement with respect to such product. If we do not meet the minimum sales threshold, HLI may terminate the license with respect to Biovance and Interfyl. Even though we are implementing sales and marketing strategies to meet this minimum gross sales amount, no assurance can be given that we will be able to meet the minimum sales threshold for Biovance and Interfyl in the second or third year of commercial sales as required by the license agreement. If we were to lose or otherwise become unable to maintain our right to license Biovance, Interfyl or other products from HLI, it could have a material adverse effect on our business, financial condition and results of operations. In addition, any termination of our right to license Biovance, Interfyl or other products under the license agreement with HLI could trigger an event of default under our Credit Agreement.

Decisions in reimbursement levels by governmental or other third-party payers for our products and procedures using our products may have an adverse impact on acceptance and use of our products.

We believe that our products will be purchased principally by hospitals, physicians and other healthcare providers, which typically bill various third-party payers, such as state and federal healthcare programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the products and services provided to their patients. The ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical to the success of our business because reimbursement status affects which products customers purchase and the prices they are willing to pay. In addition, our ability to obtain reimbursement approval in foreign jurisdictions will affect our ability to expand our product offerings internationally.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

Our products are subject to rigorous pre- and post-approval regulation by the FDA as well as other federal and state authorities. Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new medical device and other FDA regulated products are sometimes more stringent than those that were applied in the past. For example, with passage of the Food and Drug Administration Safety and Innovation Act in 2012 (FDASIA), the FDA was required to revisit some of its policies regarding 510(k) devices which resulted in the FDA drafting new guidance for the 510(k) process. The FDA continues to revisit and clarify its guidance regarding 510(k) devices, and such revisions could impact the process for clearing medical devices, determining which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process.

Additionally, we believe that some of our products are regulated under Section 361 of the PHS Act and that as a result no premarket review or approval is required. If the FDA does not agree that one or more of our HCT/P products meet its regulatory criteria for regulation solely as 361 HCT/Ps, our HCT/Ps will be regulated as drugs, devices, and/or biological products, and we could be required to withdraw those products from the market until the applicable approvals are obtained.

We cannot determine what effect changes in regulations or legal interpretations by the FDA or the courts, when and if promulgated or issued, may have on our business in the future. Changes could, among other things, require additional product approvals, different labeling, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, or limitations on product distribution. These changes, or others required by the FDA could have an adverse effect on the sales of these products, up to and including our inability to sell such products until we may be able to address such requirements. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time, we will be adversely affected by regulatory actions despite ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

Should the FDA determine that Biovance and/or Interfyl do not meet regulatory requirements that permit qualifying HCT/Ps to be processed, stored, labeled and distributed without pre-marketing approval, our supplier may be required by the FDA to stop processing and we may be required to stop distributing Biovance and/or Interfyl, or to narrow the indications for which Biovance and/or Interfyl is marketed, which, in turn, could also result in a default under our Credit Agreement.

Each of Biovance and Interfyl is a product derived from human tissue. The FDA has specific regulations governing HCT/Ps. An HCT/P is a product containing or consisting of human cells and/or tissue intended for transplantation into humans. HCT/Ps that meet the criteria for regulation solely under Section 361 of the PHS Act and 21 CFR 1271 are not subject to pre-market clearance or approval requirements, but are subject to post-market regulatory requirements. To be a 361 HCT/P, a product must meet all four of the following criteria:

•	it must be minimally manipulated;

•	it must be intended for homologous use only;

•	it must not be combined with another article; and

•	it must not have a systemic effect and not be dependent upon the metabolic activity of living cells for its primary function.

We and HLI believe that each of Biovance and Interfyl qualifies as a 361 HCT/P. The FDA has published several draft guidance documents relating to the regulation of HCT/Ps, including the determination of what constitutes minimal manipulation, and held a public hearing on the subject in September 2016. We cannot predict whether or when the FDA will publish any final guidance documents. Moreover, guidance documents, even in final form, are not binding and are merely a reflection of the FDA’s thinking on a particular issue at the time that the final guidance document is published. Should the FDA finalize these drafts and include a significant change in its policy with respect to 361 HCT/P qualifications, or determine that our marketing claims exceed what would be permitted for a 361 HCT/P product, and either Biovance and/or Interfyl is determined to not qualify as a 361 HCT/P product, we may have to obtain approval or clearance from the FDA before we can continue to market Biovance or Interfyl in the United States. Furthermore, a communication from the FDA asserting that either Biovance or Interfyl does not qualify as a 361 HCT/P product could also trigger an event of default under our Credit Agreement.

Modifications to our current products may require new marketing clearances or approvals or require us to cease marketing or recall the modified products until such clearances or approvals are obtained.

Any modification to an FDA-cleared or approved product that could significantly affect safety or effectiveness, or that would constitute a major change or modification in the product’s intended use, requires a new FDA 510(k) clearance or, possibly, a premarket approval. The FDA requires every manufacturer to make its own determination as to whether a modification requires a new 510(k) clearance or premarket approval, but the FDA may review and disagree with any decision reached by the manufacturer. In the future, we may make additional modifications to our products after they have received FDA clearance or approval and, in appropriate circumstances, determine that new clearance or approval is unnecessary. Regulatory authorities may disagree with our past or future decisions not to seek new clearance or approval and may require us to obtain clearance or approval for modifications to our products. If that were to occur for a previously cleared or approved product, we may be required to cease marketing or recall the modified device until we obtain the necessary clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties. If any of the foregoing were to occur, our financial condition and results of operations could be negatively impacted.

We and our manufacturers are required to comply with current good manufacturing practices (“cGMPs”) and current good tissue practices (“cGTPs”) and could be subject to suspensions or product withdrawals if found non-compliant.

We rely on collaborative relationships with third-party contractors to manufacture various aspects of our products. Reliance on third-party contractors subjects us to a number of risks, including regulatory compliance issues. We may be responsible for the failures of our third-party contractors. The FDA regulates the facilities, processes and procedures used to manufacture and market medical products in the United States. Manufacturing facilities must be registered with the FDA and all products made in such facilities must be manufactured in accordance with cGMP, regulations enforced by the FDA. Compliance with cGMP regulations require the dedication of substantial resources and requires significant expenditures. The FDA periodically inspects our manufacturing facilities and those of our contractors. The inspections are generally random, however, and we cannot predict with certainty when the FDA will inspect our facilities or those of our contractors. Any failure of regulatory standards of compliance by us or on the part of our third-party contractors may compel the FDA to take actions to recall products or to suspend, or withdraw one or more of our product approvals. We or our third-party contractors may also be subject to additional FDA actions as identified in the subsequent section. Further, in the event that we need to use an additional contractor or transfer our processes or methods to manufacture our products to an alternative contractor; or if the FDA decides to curtail or cease our operations or cease or curtail our contractor due to manufacturing problems, the FDA’s actions could result in product delays which could adversely affect our business, results of operations, and financial condition and cash flow.

We will be subject to ongoing federal and state regulations, and if we fail to comply, our business could be seriously harmed.

Following regulatory marketing clearance or approval of any products that we may develop, we will be subject to continued regulatory review, including review of adverse (drug or device) events or reactions and clinical results that are reported after our products become commercially available. This would include results from any post-marketing tests or continued actions required by a condition of approval. The manufacturing facilities we may use to make any of our products may become subject to periodic review and inspection by the FDA. If a previously unknown problem or problems with a product or a manufacturing and laboratory facility used by us is discovered, the FDA may impose restrictions on that product or on the manufacturing facility, including requiring us to withdraw the product from the market. Any changes to an approved product, including the way it is manufactured or promoted, often requires FDA approval before the product, as modified, can be marketed. In addition, for products we develop in the future, we and our contract manufacturers may be subject to ongoing FDA requirements for submission of safety and other post-market information. If we or any of our contract manufacturers fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Additionally, regulatory review covers our activities in the promotion of our medical products, with significant potential penalties and restrictions for promotion of drugs, devices or tissues for an unapproved use. Sales and marketing programs, such as illegal promotions to health care professionals, are under scrutiny for compliance with various mandated requirements. We are also required to submit information on open and completed clinical trials to public registries and databases. Failure to comply with these requirements could expose us to negative publicity, fines and penalties that could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, be forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

We and our sales personnel, whether employed by us or by others, must comply with various federal and state anti-kickback, self-referral, false claims and reporting and similar laws, any breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationships with physicians, hospitals, other healthcare providers and the marketers of our products are subject to scrutiny under various U.S. federal anti-kickback, self-referral, false claims, physician sunshine and other reporting laws and regulations and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can give rise to liability, or claims of alleged violations. Possible sanctions for violation of these fraud and abuse laws include monetary fines; civil and criminal penalties; exclusion from federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE, the healthcare system administered by or on behalf of the U.S. Department of Defense for uniformed services beneficiaries, including active duty and their dependents, retirees and their dependents; and forfeiture of amounts collected in violation of such prohibitions. Many states have similar, or sometimes broader, fraud and abuse laws that also authorize substantial civil and criminal penalties for violations. Any government investigation or a finding of a violation of these laws would likely result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations.

The federal Anti-Kickback Statute prohibits any knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for the referral of an individual or the ordering or recommending of the use of a product or service for which payment may be made by any federal healthcare program, including Medicare. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. States also often have anti-kickback laws which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payers, including private insurers.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. States also often have analogous laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payers, including private insurers; and state transparency and reporting laws, which may require drug, device, and biologics manufacturers to report information to the state related to payments and other transfers of value to physicians and other healthcare providers, price disclosures, or marketing expenditures.

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

Because our business involves arrangements with physicians, hospitals, and healthcare providers, including physicians who consult with us on the design of our products, we could be materially impacted if regulatory or enforcement agencies or courts interpret our financial relationships with healthcare providers who refer, order, or use our products to be in violation of health care fraud and abuse laws. Such governmental action could harm our reputation and the reputations of the healthcare providers that we do business with. In addition, the cost of noncompliance with these laws could be substantial because we could be subject to monetary fines and civil or criminal penalties, and we could also be excluded from state and federal healthcare programs, including Medicare and Medicaid, for non-compliance.

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

We are dependent on proprietary know-how, and a failure to protect our proprietary know-how would harm our business and operation.

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

We face the risk of exposure to product liability claims.

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

Healthcare costs in the United States have risen significantly over the past decade. There have been, and continue to be, proposals by legislators, regulators, and third-party payers to keep these costs down. The efforts of governments and third-party payers to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will likely affect the business and financial condition of biomedical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have occurred in recent years, and interpretation and application of such changes continue to evolve. These developments have included healthcare reform legislation enacted by certain states and implementation of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) enacted in 2010 which resulted in significant changes to the health care industry. These developments could, directly or indirectly, impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payers. These limitations could have a material adverse effect on our financial position and results of operations.

The Affordable Care Act includes significant provisions that encourage state and federal law enforcement agencies to increase activities related to preventing, detecting and prosecuting those who commit health care fraud and abuse. The Affordable Care Act continues to be implemented through regulation and government activity but is subject to possible amendment, additional implementing regulations and interpretive guidelines. The manner in which the Affordable Care Act continues to evolve could materially affect the extent to which and the amount at which medical devices and products are reimbursed by government programs such as Medicare, Medicaid and TRICARE. We cannot predict all impacts the Affordable Care Act may have on our products, but it may result in our products being chosen less frequently or the pricing being substantially lowered. Further, the Affordable Care Act has been subject to judicial and Congressional challenges, and legislative initiatives to modify, limit, or repeal the Affordable Care Act continue. For example, members of the current Congress have proposed additional legislative changes, including complete repeal and replacement of certain provisions of the Affordable Care Act. It remains to be seen, however, precisely what new healthcare reform legislation will be enacted, and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from our products and may affect our overall financial condition and ability to develop future products.

Other healthcare reform proposals have emerged at the federal and state levels. We cannot predict the exact effect newly enacted laws or any future legislation or regulation will have on us. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

If we cannot maintain relationships with certain of our suppliers, it may be difficult to replace those suppliers and our business may suffer.

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

We rely on third-party distributors for marketing and distribution of our products in certain markets, both domestically and internationally. Our success in generating sales in markets where we have engaged local distributors depends in part on the efforts of others whom we do not employ. Many of these distributors have only limited personnel, which could impair their ability to successfully market, sell and service our products. Because of limited resources or for other reasons, they may not comply with applicable local regulations or respond promptly to adverse event reporting requirements under FDA regulations. As a result of such failures to comply with regulatory requirements, we may experience significant loss of revenue, increased costs and damage to our reputation, and our business, financial condition and results of operations could be materially adversely affected. In addition, if a distributor is terminated by us or goes out of business, it may take us a period of time to locate an alternative distributor, to transfer or obtain appropriate regulatory approvals and to train our personnel to market our products, and our ability to sell and service our products in the region formerly serviced by such terminated distributor could be materially adversely affected. Any of these factors could materially adversely affect our revenue in markets served by distributors, increase our costs in those markets or damage our reputation.

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

On October 12, 2016, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until April 10, 2017, to cure the deficiency and regain compliance with the minimum bid price requirement. If we do not regain compliance by April 10, 2017, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and (ii) provide written notice to Nasdaq of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary.

On April 6, 2017, we provided such notice to Nasdaq requesting an additional 180 calendar day period to regain compliance with the minimum bid price requirement, and announcing our intention to regain compliance during this period by effecting a reverse stock split, if necessary.

On April 11, 2017, we received a letter from Nasdaq notifying us that we have been granted an additional 180 calendar days, or until October 9, 2017, to regain compliance with the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

If at any time before October 9, 2017, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with Nasdaq Listing Rule 5550(a)(2).

If compliance with Nasdaq Listing Rule 5550(a)(2) cannot be demonstrated by October 9, 2017, Nasdaq will provide written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

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

None

(b)  Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended March 31, 2017:

Issuer’s Purchases of Equity Securities
Total number of
			shares (or units) purchased	Maximum number (or approximate dollar value) of
	Total number of shares (or units)	Average price paid	as part of publicly announced plans or	shares (or units) that may yet be purchased under the
Period	purchased	per share (or unit)(1)	programs	plans or programs
1/1/2017 to 1/31/2017	-	$-	-	-
2/1/2017 to 2/28/2017	99,437	0.54	-	-
3/1/2017 to 3/31/2017	-	-	-	-
Total	99,437	$0.54	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 11,763 shares of our common stock surrendered by an employee to pay tax withholding obligations incurred in connection with the vesting of restricted stock on February 6, 2017, 39,270 shares of our common stock surrendered by employees to pay tax withholding obligations incurred in connection with the vesting of restricted stock on February 9, 2017, and 48,404 shares of our common stock surrendered by an employee to pay tax withholding obligations incurred in connection with the vesting of restricted stock on February 21, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Adjustment to November 2012 Warrants

On April 3, 2017, we closed an underwritten public offering of 9,473,250 shares of our common stock at a price to the public of $0.40 per share. Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $2.19, the exercise price of these warrants was adjusted to the public offering price of $0.40. As of April 3, 2017, November 2012 warrants to purchase 362,293 shares of our common stock were outstanding. These warrants expire in November 2017.

Issuance of Additional Shares under the Securities Purchase Agreement

The Securities Purchase Agreement entered into in the Private Placement contains a “most-favored nation provision” that provides that if we, during 120 days from February 27, 2017, issue or sell any common stock or common stock equivalents reasonably believed to be more favorable in terms or conditions than those in the Private Placement, then we must amend the terms of the Securities Purchase Agreement to give these private investors the benefit of such favorable terms or conditions. Following the Public Offering, in accordance with this provision, on April 11, 2017, we issued an aggregate of 380,717 shares of our commons stock to these investors. We will issue 1,004,283 additional shares of common stock if we obtain stockholder approval as required by the applicable rules and regulations of the NASDAQ Capital Market.

ITEM 6. EXHIBITS

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIQUA BIOMEDICAL, INC.

Date: May 9, 2017	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
4.1	Form of Underwriter Warrant, dated April 3, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2017.
10.1	Forbearance and Amendment Agreement, dated January 26, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.2	Amended Warrant, dated January 26, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.3	Form of Securities Purchase Agreement, dated February 27, 2017, by and between Alliqua BioMedical, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.
10.4	Amendment No. 1 to Forbearance and Amendment Agreement, dated March 7, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.5	Amended Warrant, dated March 7, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.6	Side Letter, dated March 13, 2017, between Alliqua BioMedical Inc., and Celgene Corporation, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2017.
10.7	Side Letter, dated March 13, 2017, between Alliqua BioMedical Inc., and Jerome Zeldis, M.D., Ph.D., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2017.
10.8	Amended Warrant, dated April 6, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2017.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

