Form 10-Q
period 2017-06-30
Alliqua BioMedical, Inc.
filed 2017-08-10
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 4, 2017, the registrant had 50,105,392 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINACIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,299	$5,580
Accounts receivable, net	3,572	2,760
Inventory, net	2,783	2,702
Prepaid expenses and other current assets	240	735
Total current assets	8,894	11,777
Improvements and equipment, net	1,818	2,092
Intangible assets, net	26,088	28,498
Goodwill, net	11,959	11,959
Other assets	173	173
Total assets	$48,932	$54,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,689	$2,612
Accrued expenses and other current liabilities	3,576	5,286
Contingent consideration, current	-	675
Senior secured term loan, net	11,966	11,541
Warrant liability	454	20
Total current liabilities	18,685	20,134
Contingent consideration, long-term	-	1,141
Deferred tax liability	755	749
Other long-term liabilities	328	385
Total liabilities	19,768	22,409

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 50,105,392 and 29,669,036 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	30
Additional paid-in capital	164,618	156,363
Accumulated deficit	(135,504)	(124,303)
Total stockholders' equity	29,164	32,090
Total liabilities and stockholders' equity	$48,932	$54,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue, net of returns, allowances and discounts	$5,522	$4,467	$10,116	$8,424

Cost of revenues	1,850	1,599	3,510	3,189

Gross profit	3,672	2,868	6,606	5,235

Operating expenses
Selling, general and administrative	7,278	9,189	15,018	18,930
Royalties	209	258	394	475
Research and product development	9	328	120	527
Acquisition-related	-	104	635	104
Change in fair value of contingent consideration liability	1	(9,092)	35	(8,730)
Total operating expenses	7,497	787	16,202	11,306

(Loss) income from operations	(3,825)	2,081	(9,596)	(6,071)

Other (expense) income
Interest expense	(596)	(653)	(1,169)	(1,271)
Interest income	2	7	4	15
Change in fair value of warrant liability	251	(75)	369	662
Warrant modification expense	(33)	-	(803)	-
Total other expense	(376)	(721)	(1,599)	(594)

(Loss) income from continuing operations before tax	(4,201)	1,360	(11,195)	(6,665)

Income tax expense	(3)	(3)	(6)	(6)

(Loss) income from continuing operations	(4,204)	1,357	(11,201)	(6,671)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the three and six months ended June 30, 2017 and 2016	-	504	-	850
Gain on sale of assets, net of tax of $0 for the three and six months ended June 30, 2017 and 2016	-	3,311	-	3,311
Income from discontinued operations, net of tax	-	3,815	-	4,161

Net (loss) income	$(4,204)	$5,172	$(11,201)	$(2,510)

Net (loss) income per basic common share:
(Loss) income from continuing operations	$(0.09)	$0.05	$(0.29)	$(0.24)

Income from discontinued operations	-	0.02	-	0.03
Gain on sale of assets	-	0.11	-	0.12
Total	-	0.13	-	0.15
Net (loss) income per basic common share	$(0.09)	$0.18	$(0.29)	$(0.09)

Net (loss) income per diluted common share:
(Loss) income from continuing operations	$(0.09)	$0.05	$(0.29)	$(0.24)

Income from discontinued operations	-	0.02	-	0.03
Gain on sale of assets	-	0.11	-	0.12
Total	-	0.13	-	0.15
Net (loss) income per diluted common share	$(0.09)	$0.18	$(0.29)	$(0.09)

Weighted average shares used in computing net (loss) income per common share:
Basic	45,236,890	28,169,843	38,015,273	27,731,465
Diluted	45,236,890	28,568,600	38,015,273	27,731,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(11,201)	$(2,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,761	2,085
Amortization of deferred lease incentive	(23)	(19)
Deferred income tax expense	6	6
Provision for doubtful accounts	75	31
Reserve for note receivable	350	-
Provision for excess and slow moving inventory	12	3
Stock-based compensation expense	918	3,080
Deferred rent	3	75
Amortization of debt issuance and discount costs	425	428
Warrant modification expense	803	-
Change in fair value of warrant liability	(369)	(662)
Fair value adjustment of contingent consideration liability	35	(8,730)
Gain on sale of assets	-	(3,311)
Changes in operating assets and liabilities:
Accounts receivable	(887)	(560)
Inventory	(93)	(601)
Prepaid expenses and other assets	494	294
Accounts payable	56	(473)
Accrued expenses and other current liabilities	(1,349)	413
Net Cash Used in Operating Activities	(7,984)	(10,451)

Investing Activities
Purchase of improvements and equipment	(79)	(484)
Issuance of note	(350)	-
Net Cash Used in Investing Activities	(429)	(484)

Financing Activities
Contingent purchase price payments	(675)	(2,573)
Net proceeds from issuance of common stock	5,865	-
Payment of withholding taxes related to stock-based employee compensation	(58)	-
Net Cash Provided by (Used in) Financing Activities	5,132	(2,573)

Net Decrease in Cash and Cash Equivalents	(3,281)	(13,508)

Cash and Cash Equivalents - Beginning of period	5,580	26,080

Cash and Cash Equivalents - End of period	$2,299	$12,572

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$620	$842
Non-cash investing and financing activities:
2016 Accrued bonus awarded in equity	$374	$-
2015 Accrued bonus awarded in equity	-	474
Common stock issued for contingent purchase price payments	1,175	2,574

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2017 and results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

In order to add capital and to focus on future investments on commercializing its own regenerative technologies effective June 30, 2016, the Company entered into a purchase agreement with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the sorbion product line pursuant to its distribution agreement with Sorbion GmbH & Co KG. The results of operations for the three and six months ended June 30, 2016 reflect the Company’s continuing operations. Summarized operating results of discontinued operations for the three and six months ended June 30, 2016 are presented in the following table (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016

Revenue, net of returns, allowances and discounts	$1,023	$1,709
Cost of revenues	348	536
Gross profit	675	1,173
Selling, general and administrative	171	323
Income from discontinued operations, net of tax	$504	$850

Non-cash amortization expense of $19,000 and $38,000 is included in selling, general and administrative expense for the three and six months ended June 30, 2016, respectively.

There were no assets and liabilities or operating results of discontinued operations as of or for the three and six month periods ended June 30, 2017.

Asset Sale

During the three and six months ended June 30, 2016, the Company recorded a gain of approximately $3.3 million (net of tax of $0) on the sale of the assets related to the purchase agreement with BSN, pursuant to the following (in thousands):

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company's share-based payment awards.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of June 30, 2017, the Company had a cash balance of approximately $2.3 million. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $11.2 million and utilized $8.0 million in cash from operations for the six months ended June 30, 2017, and had an accumulated deficit of $135.5 million as of June 30, 2017. As of June 30, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement (as defined in Note 7- Debt) as a result of the Company’s failure to achieve $22,250,000, $24,600,000, $27,200,000 and $30,300,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default. The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. Such action could hinder the Company’s ability to recover the remaining carrying value of some or all of its intangible assets including goodwill that aggregated approximately $38.0 million at June 30, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and attain profitable operations.

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

Basic (loss) income per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted (loss) income per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock.

The Company calculated the potential diluted (loss) earnings per share in accordance with ASC 260, as follows (in thousands, except per share amounts):

	Three Months Ended Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income from continuing operations (numerator for basic and diluted earnings per share)	$(4,204)	$1,357	$(11,201)	$(6,671)

Weighted average shares outstanding (denominator for basic earnings per share)	45,236,890	28,169,843	38,015,273	27,731,465

Effect of dilutive securities:
Assumed vesting of restricted stock, treasury stock method	-	398,757	-	-
Dilutive potential common shares	-	398,757	-	-

Denominator for diluted earnings per share- weighted average shares and assumed potential common shares	45,236,890	28,568,600	38,015,273	27,731,465

Basic (loss) earnings from continuing operations per share	$(0.09)	$0.05	$(0.29)	$(0.24)
Diluted (loss) earnings from continuing operations per share	$(0.09)	$0.05	$(0.29)	$(0.24)

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	Three Months Ended Ended June 30,		Six Months Ended Ended June 30,
	2017	2016	2017	2016
Options	9,210,498	7,427,279	9,210,498	7,427,279
Warrants	5,171,672	3,365,407	5,171,672	3,365,407
Non-vested restricted stock	2,616,026	460,001	2,616,026	1,480,041
Total potentially dilutive shares	16,998,196	11,252,687	16,998,196	12,272,727

4.	Termination of Merger Agreement

On October 5, 2016, the Company entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, the Company terminated this agreement, due to its inability to secure the requisite financing to meet the closing conditions of the merger agreement.

In connection with the merger agreement to acquire the business of Soluble, the Company provided Soluble with bridge loans in the form of subordinated promissory notes totaling approximately $1.4 million.  The Company advanced Soluble $1.0 million during the year ended December 31, 2016 and $350,000 on January 30, 2017.  Pursuant to the terms of the merger agreement, the amount was to be repaid in full upon termination of the agreement.  The Company believes that the collectability of the amount due from Soluble is in doubt and, therefore, has fully reserved the amount due as of June 30, 2017. As of December 31, 2016, the Company had provided for a full reserve for the amount that had been advanced to Soluble as of that date.  The Company recorded bad debt expense of $350,000 during the six months ended June 30, 2017. This expense is included in acquisition related expense. The Company also incurred approximately $285,000 of other acquisition related expenses related to the Soluble transaction during the six months periods ended June 30, 2017. The net balance of the note receivable is $0 and is included in prepaid and other current assets as of June 30, 2017 and December 31, 2016.

5.	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2017	2016

Raw materials	$151	$135
Work in process	168	173
Finished goods	2,476	2,394
Less: Inventory reserve for excess and slow moving inventory	(12)	-
Total	$2,783	$2,702

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016

Salaries, benefits and incentive compensation	$1,486	$3,070
Milestone payment to licensor	1,000	1,000
Professional fees	499	692
Royalty fees	208	197
Deferred revenue	230	181
Other	153	146
Total accrued expenses and other current liabilities	$3,576	$5,286

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only until June 30, 2017, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at June 30, 2017 was 10.80%. On June 1, 2017, the Company and Perceptive entered into an agreement to defer principal payments due under the Credit Agreement from June 30, 2017 to August 31, 2017, as well as amend the warrant described below.

In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. For the three months ended June 30, 2017 and 2016, the Company recorded amortization of debt issuance costs of $64,000 and $72,000, respectively, which is included in interest expense for the periods presented. For the six months ended June 30, 2017 and 2016, the Company recorded amortization of debt issuance costs of $128,000 and $144,000, respectively, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 750,000 shares of common stock, par value of $0.001 per share at an exercise price of $5.5138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The Warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the Warrant was determined to be a derivative liability. The Warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. For the three months ended June 30, 2017 and 2016, the Company recorded amortization of debt discount of $157,000 and $159,000, respectively, which is included in interest expense for the periods presented. For the six months ended June 30, 2017 and 2016, the Company recorded amortization of debt discount of $297,000 and $284,000, respectively, which is included in interest expense for the periods presented. See Note 11 – Fair Value Measurement for additional details.

As of June 30, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of the Company’s failure to achieve $22,250,000, $24,600,000, $27,200,000 and $30,300,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default. The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. The Company has classified the entire principal balance of approximately $13.8 million as a current liability in its balance sheet as of June 30, 2017 and December 31, 2016.

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the Warrant. The amended and restated Warrant, as amended, is exercisable for 2,100,000 shares of the Company’s common stock at an exercise price of $0.47. The amended and restated Warrant, as amended, contains a weighted average anti-dilution feature whereby the exercise price of the amended and restated warrant is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current exercise price of such warrant. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. See Note 11 – Fair Value Measurement for additional details. The June 1, 2017 amendment also delays the principal payments due under the Credit Agreement beginning June 30, 2017 until August 31, 2017.

Debt consists of the following (in thousands):

	June 30,	December 31,
	2017	2016

Long-term debt	$13,752	$13,752
Unamortized debt issuance and discount costs	(1,786)	(2,211)
Total	$11,966	$11,541

8.	Commitments and Contingencies

Agreements for Human Placental Based Products

Human Longevity, Inc.

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) and Supply Agreement (the “Biovance Supply Agreement”) with Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). The agreements grant the Company an exclusive, royalty-bearing license in CCT’s intellectual property for certain placental based products, including ECM and Biovance ®, as well as provide the Company with the its requirements of Biovance for distribution. In January 2016, HLI Cellular Therapeutics, LLC (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from CCT. CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT, for certain placental based products. In June 2017, Celularity, Inc. (“Celularity”) acquired some of the assets of HLI, including the agreements between HLI and the Company. The Company is required to pay Celularity annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. For the three months ended June 30, 2017 and 2016, the Company incurred royalties of approximately $207,000 and $108,000, respectively, in connection with this agreement. For the six months ended June 30, 2017 and 2016, the Company incurred royalties of approximately $392,000 and $175,000, respectively, in connection with this agreement. Approximately $207,000 and $197,000 is included in accrued expenses as of June 30, 2017 and December 31, 2016, respectively, in connection with this agreement. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term.

The License Agreement with Celularity is terminable on a product-by-product basis if the Company fails to meet certain minimum sales thresholds in the second year or any subsequent year of commercial sales of each licensed product. Each year of commercial sales are referred to in the License Agreement as “launch years” and the calendar period constituting each launch year for each licensed product is determined in accordance with the terms of the License Agreement. To maintain its license for Biovance, the Company must meet a minimum gross sales amount for Biovance in the second year and third year of commercial sales. If the Company fails to meet the minimum threshold in the second year of commercial sales of product, it would be able to cure such failure by making a cure payment specified in the License Agreement to Celularity; provided, however, the Company does not have the option to make a cure payment, should it fail to meet the minimum threshold for such product in the third year of commercial sales and Celularity may terminate the License Agreement with respect to such product.

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

In April 2016, the Company entered into a Supply Agreement with HLI, pursuant to which HLI supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix. Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl™ Human Connective Tissue Matrix in September 2016 and achieved two milestones under the license agreement. The Company is required to pay Celularity $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such the Company recorded $1.0 million of milestone expense during the year ended December 31, 2016. This Company intends to pay this milestone in November 2017 which it has included in accrued expenses and other current liabilities as of June 30, 2017 and December 31, 2016.

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

Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company agreed to pay contingent consideration based upon the Company achieving specific performance metrics over the three twelve month periods, ended April 30, 2017. The Company issued approximately 1.3 million shares of its common stock valued at approximately $500,000 in June 2017. There are no further contingent payments due in connection with the Choice acquisition.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of June 30, 2017.

9.	Stockholders’ Equity

Private Placement

On February 27, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “Private Placement”) an aggregate of 5,540,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The Company closed the Private Placement on the same day as it entered into the Securities Purchase Agreement and received aggregate gross proceeds of approximately $2.8 million. In connection with the Private Placement, the Company paid an aggregate of $196,000 of financial advisory fees and $40,000 of administrative fees, which were recorded as a reduction of additional paid-in capital.

The Securities Purchase Agreement contains a “most-favored nation” provision that provides that if the Company, during 120 days from February 27, 2017, issues or sells any common stock or common stock equivalents reasonably believed to be more favorable in terms or conditions than those in the Private Placement, then the Company must amend the terms of the Securities Purchase Agreement to give the private investors the benefit of such favorable terms or conditions. In connection with the common stock sold in the Public Offering (as defined below) and in accordance with this provision, on April 11, 2017, the Company issued an aggregate of 380,717 shares of its common stock to these investors. On June 23, 2017, the Company held its 2017 annual meeting of stockholders during which the stockholders approved the issuance of the remaining 1,004,283 additional shares of common stock to be issued to the investors, and, following the meeting, on June 23, 2017, the Company issued the remaining shares.

Underwritten Public Offering

On April 3, 2017, the Company closed an underwritten public offering (the “Public Offering”) of 9,473,250 shares of its common stock at a price to the public of $0.40 per share. The Company received aggregate gross proceeds of approximately $3.8 million. In connection with the Public Offering, the Company paid an aggregate of $365,000 of financial advisory fees and $92,000 of administrative fees, which were recorded as a reduction of additional paid-in capital. The shares of common stock were issued pursuant to the Company’s shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, the Company issued warrants to purchase an aggregate of 236,831 of the Company’s common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $0.44, and expire on March 29, 2022. The warrants had an aggregate issuance date fair value of $78,000 which was recorded as both a debit and credit to additional paid in capital.

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

Stock-Based Compensation

For the three months ended June 30, 2017 and 2016, the Company recognized $427,000 and $1.4 million of stock-based compensation expense, of which, $15,000 and $47,000 is included in cost of revenues and $412,000 and $1.3 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $918,000 and $3.1 million of stock-based compensation expense, of which, $26,000 and $129,000 is included in cost of revenues and $892,000 and $3.0 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of June 30, 2017, there was $2.2 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 0.9 years.

Stock Options

On June 27, 2017, the Company granted non-executive employees ten-year options to purchase an aggregate of 2,080,500 shares of common stock at an exercise price of $0.35 per share. The aggregate grant date value of the options is $519,000. The options vest in one-fourth increments every six months over a period of two years.

Restricted Stock

During the six months ended June 30, 2017, the Company granted an aggregate of 1,819,358 shares of restricted stock to employees with an aggregate grant date value of $621,000 which will be recognized proportionate to the vesting period. The shares vest as follows: (i) 669,358 shares vest on September 21, 2017, (ii) 50,000 shares vest on December 31, 2017, (iii) 500,000 shares vest on June 23, 2018, and (iv) 600,000 shares vest pursuant to the satisfaction of certain performance conditions.

10.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then member of the Board of Directors. During the three months ended June 30, 2017 and 2016, the Company incurred costs of approximately $131,000 and $53,000, respectively, from this vendor. During each of the six month periods ended June 30, 2017 and 2016, the Company incurred costs of approximately $258,000 from this vendor. Approximately $99,000 and $102,000 is included in accounts payable related to this related party as of June 30, 2017 and December 31, 2016, respectively.

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

Warrant Liabilities

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the amended and restated Warrant. The amended and restated Warrant, as amended, is exercisable for 2,100,000 shares of the Company’s common stock at an exercise price of $0.47 per share. See Note 7 – Debt for additional details. In connection with the amendments of January, March, April and June 2017, the Company recomputed the fair value of the original warrant and amended warrant using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 65.33%-78.98%, risk-free rate of 1.49%-1.95%, expected term of 3.34-5.00 years, and expected dividends of 0.00%. As a result, the Company recorded warrant modification expense of $33,000 and $803,000 during the three and six months ended June 30, 2017, respectively, which represents the incremental value of the amended warrant as compared to the original warrant, both valued as of the respective amendment dates.

On June 30, 2017, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 2,462,293 shares of common stock as $454,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 75.79%-89.28%, risk-free rate of 1.03%-1.89%, expected term of 0.36-4.58 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $250,000 and $369,000 during the three and six months ended June 30, 2017, respectively. The issuance of common stock in connection with the Private Placement and Public Offering triggered an adjustment to the exercise price of certain warrants originally issued in November 2012 from $5.51 per share to $0.50 per share to $0.40 per share with a corresponding adjustment to the number of shares underlying such warrants from 66,287 shares to 290,338 shares to 362,293 shares. The impact of such adjustment is included in the change in fair value of the warrant liabilities during the six months ended June 30, 2017.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Six Months Ended June 30,
	2017	2016
Warrant Liabilities
Beginning balance	$20	$861
Change in fair value of warrant liability	(369)	(662)
Warrant modification expense	803	-
Ending balance	$454	$199

	Six Months Ended June 30,
	2017	2016
Contingent Consideration
Beginning balance	$1,816	$17,028
Payments of contingent consideration	(1,851)	(5,147)
Change in fair value of contingent consideration	35	(8,730)
Ending balance	$-	$3,151

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$454
Contingent consideration	-	-	-
Total liabilities	$-	$-	$454

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$20
Contingent consideration	-	-	1,816
Total liabilities	$-	$-	$1,836

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

Private Placement

On February 27, 2017, we issued and sold an aggregate of 5,540,000 shares of our common stock at a purchase price of $0.50 per share issued to certain accredited investors in a private placement (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). Proceeds from the Private Placement, net of underwriting and administrative fees were approximately $2.5 million.

Underwritten Public Offering

On April 3, 2017, we closed an underwritten public offering of 9,473,250 shares of our common stock at a price to the public of $0.40 per share. Proceeds from this offering, net of underwriting and administrative fees were approximately $3.3 million. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, we issued warrants to purchase an aggregate of 236,831 of our common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $0.44, and expire on March 29, 2022.

Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $2.19, the exercise price of these November 2012 warrants was adjusted to the public offering price of $0.40. As of April 3, 2017, November 2012 warrants to purchase 362,293 shares of the Company’s common stock were outstanding. These warrants expire in November 2017.

Amendment and Adjustments of the Perceptive Warrant

On April 6, 2017, we and Perceptive Credit Opportunities Fund, L.P. (“Perceptive”) entered into an amendment and restatement of a warrant to reduce the exercise price from $0.50 to $0.47, reflecting the impact of the public offering price of $0.40 per share at which we sold our common stock in the underwritten public offering that closed on April 3, 2017 as described above. The warrant was exercisable for 2,000,000 shares of our common stock. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. On June 1, 2017, we and Perceptive entered into an amendment to increase the warrant from 2,000,000 to 2,100,000 shares of our common stock as well as delay the principal payments due under the Credit Agreement beginning June 30, 2017 until August 31, 2017.

Senior Secured Term Loan Facility

As of June 30, 2017, we are in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $22,250,000, $24,600,000, $27,200,000, and $30,300,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.] The lender has the rights to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance. We are in negotiations with other financing parties to refinance this debt. However, no assurance can be given that we will be able to obtain additional debt to refinance our existing obligations on commercially reasonable terms or at all.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues, net. For the three months ended June 30, 2017 revenues increased by $1.0 million, or 24%, to $5.5 million from $4.5 million for the three months ended June 30, 2016.   The increase in our overall revenue was due to a 34% increase in product sales, primarily attributable to growth in our biologic products.

The components of revenue were as follows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Revenues
Product	$4,917	$3,658
Contract manufacturing	605	809
Total revenues, net	$5,522	$4,467

Gross profit. Our gross profit was $3.7 million for the three months ended June 30, 2017 compared to gross profit of $2.9 million for the three months ended June 30, 2016.  The improved results for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 66% for the three months ended June 30, 2017. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 64% for the three months ended June 30, 2016.

The components of cost of revenues are as follows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Cost of revenues
Materials and finished products	$1,221	$944
Stock-based compensation	15	47
Compensation and benefits	185	253
Depreciation and amortization	209	191
Equipment, production and other expenses	220	164
Total cost of revenues	$1,850	$1,599

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$3,207	$3,780
Stock-based compensation	412	1,334
Professional fees	728	801
Marketing	481	767
Depreciation and amortization	1,170	838
Other expenses	1,280	1,669
Total selling, general and administrative expenses	$7,278	$9,189

Selling, general and administrative expenses decreased by $1.9 million to $7.3 million for the three months ended June 30, 2017, as compared to $9.2 million for the three months ended June 30, 2016. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $573,000 to $3.2 million for the three months ended June 30, 2017, as compared to $3.8 million for the three months ended June 30, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016, offset by an increase in sales based commission due to the increase in product revenue. We expect our average headcount for the full year of 2017 to be lower than the full year of 2016. Stock-based compensation decreased by $922,000, to $412,000 for the three months ended June 30, 2017, as compared to $1.3 million for the three months ended June 30, 2016.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options granted during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues, net. For the six months ended June 30, 2017 revenues increased by $1.7 million, or 20%, to $10.1 million from $8.4 million for the six months ended June 30, 2016.   The increase in our overall revenue was due to a 31% increase in product sales, primarily attributable to growth in our biologic products.

The components of revenue were as follows for the six months ended June, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Revenues
Product	$9,282	$7,062
Contract manufacturing	834	1,362
Total revenues, net	$10,116	$8,424

Gross profit. Our gross profit was $6.6 million for the six months ended June 30, 2017 compared to gross profit of $5.2 million for the six months ended June 30, 2016.  The improved results for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 65% for the six months ended June 30, 2017. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 62% for the six months ended June 30, 2016.

The components of cost of revenues are as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cost of revenues
Materials and finished products	$2,226	$1,790
Stock-based compensation	26	129
Compensation and benefits	415	503
Depreciation and amortization	415	373
Equipment, production and other expenses	428	394
Total cost of revenues	$3,510	$3,189

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$7,055	$7,941
Stock-based compensation	892	2,958
Professional fees	1,461	1,940
Marketing	840	1,140
Depreciation and amortization	2,346	1,674
Other expenses	2,424	3,277
Total selling, general and administrative expenses	$15,018	$18,930

Selling, general and administrative expenses decreased by $4.0 million to $15.0 million for the six months ended June 30, 2017, as compared to $18.9 million for the six months ended June 30, 2016. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $886,000 to $7.1 million for the six months ended June 30, 2017, as compared to $7.9 million for the six months ended June 30, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016, offset by an increase in sales based commission due to the increase in product revenue. We expect our average headcount for the full year of 2017 to be lower than the full year of 2016. Stock-based compensation decreased by $2.0 million, to $892,000 for the six months ended June 30, 2017, as compared to $3.0 million for the six months ended June 30, 2016.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options granted during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Professional fees decreased by $479,000 to $1.5 million for the six months ended June 30, 2017, as compared to $2.0 million for the six months ended June 30, 2016. The decrease in professional fees was primarily due to a decrease in legal and consulting expenses offset by an increase in commissions paid to independent sales representatives.

Other expenses decreased by $853,000 to $2.4 million for the six months ended June 30, 2017 from $3.2 million for the six months ended June 30, 2016. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The decrease in other expenses is primarily due to a decrease in the average number of full-time employees in the six months ended June 30, 2017 compared to the same period in 2016, as well as our goal of decreasing operating expenses.

Acquisition-related expenses. During the six months ended June 30, 2017, we incurred $635,000 in acquisition-related costs related to acquisition of Soluble, which we terminated in February 2017. The incurred costs during the six months ended June 30, 2017 include bad debt expense of $350,000 related to a subordinated promissory note receivable made to Soluble in connection with the terminated acquisition, as well as professional costs associated with terminating the acquisition.

Warrant modification expense. During the six months ended June 30, 2017, we recognized $803,000 of warrant modification expense in connection with the amendment of the warrant issued to Perceptive. In connection with entry into the January 2017 forbearance agreement, as amended March and June 2017, we also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement in May 2015. The amended and restated warrant is exercisable for 2,100,000 shares of our common stock. The expense recorded during the six months ended June 30, 2017 represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the respective modification dates.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents totaling approximately $2.3 million compared to $5.6 million at December 31, 2016.  The decrease was largely attributable to cash used in operating activities of approximately $8.0 million, $675,000 to pay a portion of the contingent consideration related to the Celleration acquisition, and $350,000 issued as a bridge loan to Soluble in connection with the terminated acquisition. This decrease was offset by $5.9 million received from net proceeds from the issuance of common stock.

Net cash used in operating activities was $8.0 million and $10.5 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities for both periods was principally to fund our net cash loss. The net cash flow used in operating activities for the six months ended June 30, 2017 and 2016 included $1.6 million of compensation and royalty payments that were accrued at December 31, 2016 and 2015, respectively. The six months ended June 30, 2017 also includes $711,000 of payments in connection with the terminated acquisition of Soluble.

Net cash used in investing activities was $429,000 and $484,000 for the six months ended June 30, 2017 and 2016, respectively. Cash used in investing activities during the six months ended June 30, 2017 included $350,000 provided to Soluble as a bridge loan in connection with the terminated acquisition of Soluble and $79,000 related to the purchase of improvements and equipment. Cash used in investing activities during the six months ended June 30, 2016 was related to the purchase of improvements and equipment.

Net cash provided by financing activities for the six months ended June 30, 2017 consisted of $5.9 million of net proceeds received from the issuance of our common stock offset by $675,000 utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition. Net cash used in financing activities for the six months ended June 30, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition.

At June 30, 2017, current assets totaled $8.9 million and current liabilities totaled $18.7 million, as compared to current assets totaling $11.8 million and current liabilities totaling $20.1 million at December 31, 2016. As a result, we had negative working capital of $9.8 million at June 30, 2017 compared to negative working capital of $8.4 million at December 31, 2016.

Our cash requirements have historically been for mergers and acquisitions, post-market clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred a net loss of $11.2 million, used $8.0 million in cash from operations for the six months ended June 30, 2017, and had an accumulated deficit of $135.5 million as of June 30, 2017. At June 30, 2017, we had approximately $2.3 million of cash and cash equivalents.

On May 29, 2015, simultaneously with and related to the closing of the Celleration acquisition, we entered into our Credit Agreement. The Credit Agreement provided a senior secured term loan in a single borrowing in the principal amount of $15.5 million, with a current balance of $13.8 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, payable monthly (iii) monthly principal payments of $225,000 commencing in June 2017, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all our assets. On June 1, 2017, we and Perceptive entered into an amendment to the Credit Agreement to modify the date we will be required to make such monthly principal payments of $225,000 to the last business day of each calendar month following July 31, 2017. The Credit agreement requires us to meet certain financial covenants. We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $22,250,000, $24,600,000, $27,200,000, and $30,300,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default. The lender has the rights to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance.

During the six months ended June 30, 2017, we made a bridge loan of $350,000 in cash to Soluble in connection with the terminated acquisition. In 2016, we advanced Soluble $1.0 million. We believe the collectability of the $1.4 million due from Soluble is in doubt and, therefore, have fully reserved the amount due as of June 30, 2017.

Even though we have taken steps to reduce our operating expenditures, we expect to continue incurring losses and negative cash flows from operations until our products reach commercial profitability. As a result of these expected losses and negative cash flows from operations, along with our current cash position, and our current outstanding principal balance of approximately $13.8 million, which the lender may declare due and payable in full following the termination of a forbearance agreement. We do not have sufficient resources to fund operations beyond the next twelve months from the date of filing this quarterly report and we will need to raise additional capital to finance our losses and negative cash flows from operations. If our lender declares the amounts owed under the Credit Agreement due and payable in full, it would hinder our ability to recover the carrying value of some or all of our intangible assets including goodwill that aggregated approximately $38.0 million at June 30, 2017. Therefore, due to our history of recurring losses and our negative working capital, there is substantial doubt about our ability to continue operating as a going concern within one year from the date of this filing. Our plans include the continued commercialization of our products, raising capital through the sale of additional equity and/or debt securities, and exploring other strategic alternatives. There can be no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in raising additional capital, we may need to reduce activities, curtail or cease operations.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2017, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2017, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and Form 10-Q for the quarter ended March 31, 2017, except for the following:

We are currently in default under the Credit Agreement, which allows the lender to exercise certain rights and remedies, including, without limitation, declaring the entire outstanding indebtedness under the Credit Agreement of approximately $13.8 million immediately due and payable, imposing a default rate of interest and/or foreclosing on some or substantially all of our assets.

We are currently in default of the Credit Agreement, as a result of our failure to achieve $22,250,000, $24,600,000, $27,000,000 and $30,300,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017 and April 27, 2017, Perceptive Credit Opportunities Fund, L.P., the lender, agreed to forbear from exercising any rights and remedies related to the default until the earlier of June 30, 2017, or the date when the lender becomes aware of any other default. The remedies available for the lender include, among others, the ability to accelerate and immediately demand payment of the outstanding debt of approximately $13.8 million under the Credit Agreement, to impose a default rate of interest, to foreclose on some or all of our assets, and/or to take possession of or sell some or all of our assets. Were the lender to demand payment of the outstanding debt after expiration of the forbearance period, we would currently have insufficient funds to satisfy that obligation, and the lender’s exercise of its other remedies would have a material adverse effect on our operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Unregistered Sales of Equity Securities

None

(b)  Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended June 30, 2017:

Issuer's Purchases of Equity Securities

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
4/1/2017 to 4/30/2017	-		$-	-	-
5/1/2017 to 5/31/2017	-		-	-	-
6/1/2017 to 6/30/2017	10,032	(2)	0.37	-	-
Total	10,032		$0.37	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 10,032 shares of our common stock surrendered by Pellegrino Pionati to pay tax withholding obligations incurred in connection with the vesting of restricted stock on June 15, 2017.

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

ALLIQUA BIOMEDICAL, INC.

Date: August 10, 2017	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
4.1	Form of Underwriter Warrant, dated April 3, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2017.
10.1	Amended Warrant, dated April 6, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2017.
10.2	Amendment No.2 to Forbearance and Amendment Agreement, dated April 27, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017.
10.3	Amendment to Credit Agreement and Guaranty and Warrant, dated June 1, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2017.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

