Form 10-Q
period 2017-09-30
Alliqua BioMedical, Inc.
filed 2017-11-09
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2017, the registrant had 4,986,034 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$2,106	$5,580
Accounts receivable, net	2,926	2,453
Inventory, net	1,985	2,153
Prepaid expenses and other current assets	296	735
Current assets of discontinued operations	464	857
Total current assets	7,777	11,778
Improvements and equipment, net	1,692	2,092
Intangible assets, net	23,202	26,604
Goodwill, net	11,959	11,959
Other assets	173	173
Assets of discontinued operations - noncurrent	-	1,893
Total assets	$44,803	$54,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,603	$2,614
Accrued expenses and other current liabilities	3,876	5,224
Contingent consideration, current	-	675
Senior secured term loan, net	10,736	11,541
Warrant liability	419	20
Current liabilities of discontinued operations	37	60
Total current liabilities	16,671	20,134
Contingent consideration, long-term	-	1,141
Deferred tax liability	758	749
Other long-term liabilities	316	385
Total liabilities	17,745	22,409

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 4,988,244 and 2,966,904 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5	3
Additional paid-in capital	165,256	156,390
Accumulated deficit	(138,203)	(124,303)
Total stockholders' equity	27,058	32,090
Total liabilities and stockholders' equity	$44,803	$54,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue, net of returns, allowances and discounts	$4,901	$4,375	$14,108	$11,851

Cost of revenues	1,538	1,608	4,765	4,493

Gross profit	3,363	2,767	9,343	7,358

Operating expenses
Selling, general and administrative	7,004	8,458	21,729	27,019
Royalties	200	271	593	746
Research and product development	1	164	121	692
Milestone expense to licensor	-	1,000	-	1,000
Acquisition-related	-	715	635	819
Change in fair value of contingent consideration liability	-	97	35	(8,634)
Total operating expenses	7,205	10,705	23,113	21,642

Loss from operations	(3,842)	(7,938)	(13,770)	(14,284)

Other (expense) income
Interest expense	(577)	(685)	(1,746)	(1,957)
Interest income	1	9	5	24
Change in fair value of warrant liability	35	135	404	797
Warrant modification expense	-	-	(803)	-
Loss on early extinguishment of debt, net	(214)	(373)	(214)	(373)
Other income	67	100	67	100
Total other expense	(688)	(814)	(2,287)	(1,409)

Loss from continuing operations before tax	(4,530)	(8,752)	(16,057)	(15,693)

Income tax expense	(3)	(3)	(9)	(9)

Loss from continuing operations	(4,533)	(8,755)	(16,066)	(15,702)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the three and nine months ended September 30, 2017 and 2016	133	167	466	1,293
Gain on sale of assets, net of tax of $0 for the three and nine months ended September 30, 2017 and 2016	1,700	-	1,700	3,311
Income from discontinued operations, net of tax	1,833	167	2,166	4,604

Net loss	$(2,700)	$(8,588)	$(13,900)	$(11,098)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.95)	$(3.11)	$(3.89)	$(5.63)

Income from discontinued operations	0.03	0.06	0.11	0.46
Gain on sale of assets	0.36	-	0.41	1.19
Total from discontinued operations	0.39	0.06	0.52	1.65
Net loss per basic and diluted common share	$(0.56)	$(3.05)	$(3.37)	$(3.98)

Weighted average shares used in computing net loss per basic and diluted common share	4,753,789	2,819,567	4,125,653	2,788,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(13,900)	$(11,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,111	3,124
Amortization of deferred lease incentive	(34)	(23)
Deferred income tax expense	9	9
Provision for doubtful accounts	169	37
Reserve for note receivable	350	-
Provision for excess and slow moving inventory	12	(54)
Stock-based compensation expense	1,604	4,268
Deferred rent	2	84
Accrued interest receivable	-	(3)
Amortization of debt issuance and discount costs	631	636
Loss on early extinguishment of debt	182	321
Warrant modification expense	803	-
Change in fair value of warrant liability	(404)	(797)
Fair value adjustment of contingent consideration liability	35	(8,634)
Gain on sale of assets	(1,700)	(3,311)
Changes in operating assets and liabilities:
Accounts receivable	(499)	(254)
Inventory	414	(643)
Prepaid expenses and other assets	439	55
Accounts payable	(1,023)	(48)
Accrued expenses and other current liabilities	(1,000)	1,297
Other long-term liabilities	-	1,000
Net Cash Used in Operating Activities	(9,799)	(14,034)

Investing Activities
Proceeds from sale of assets	3,412	4,103
Purchase of improvements and equipment	(126)	(573)
Issuance of bridge loan	(350)	(500)
Net Cash Provided by Investing Activities	2,936	3,030

Financing Activities
Contingent purchase price payments	(675)	(2,573)
Repayment of long-term debt	(1,618)	(1,748)
Loss on early extinguishment of debt	(32)	(52)
Net proceeds from issuance of common stock	5,865	-
Payment of withholding taxes related to stock-based employee compensation	(151)	(2)
Net Cash Provided by (Used in) Financing Activities	3,389	(4,375)

Net Decrease in Cash and Cash Equivalents	(3,474)	(15,379)

Cash and Cash Equivalents - Beginning of period	5,580	26,080

Cash and Cash Equivalents - End of period	$2,106	$10,701

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,008	$1,221
Non-cash investing and financing activities:
2016 Accrued bonus awarded in equity	$374	$-
2015 Accrued bonus awarded in equity	-	474
Common stock issued for contingent purchase price payments	1,175	2,574

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2017 and results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Reverse Stock Split

The Company effected a 1-for-10 reverse stock split of its outstanding common stock on October 5, 2017. The accompanying condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Discontinued Operations

In order to add capital and to focus on future investments on commercializing its own regenerative technologies effective August 31, 2017, the Company entered into an Asset Purchase Agreement (“the Asset Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby the Company agreed to sell to Argentum all of the Company’s rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by the Company in existence as of the closing, which occurred upon execution and delivery of the Asset Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by the Company, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for the unsold TheraBond inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Asset Purchase Agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on the Company’s balance sheet as of September 30, 2017.

Additionally, effective June 30, 2016, the Company entered into a purchase agreement with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the sorbion product line pursuant to its distribution agreement with Sorbion GmbH & Co KG.

The results of operations for the three and nine months ended September 30, 2017 and 2016 reflect the Company’s continuing operations.

Summarized operating results of discontinued operations for the three and nine months ended September 30, 2017 and 2016 are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue, net of returns, allowances and discounts	$346	$499	$1,255	$3,155
Cost of revenues	113	157	397	999
Gross profit	233	342	858	2,156
Selling, general and administrative	100	175	392	863
Income from discontinued operations, net of tax	$133	$167	$466	$1,293

Non-cash amortization expense of $43,000 and $74,000 is included in selling, general and administrative expense for the three months ended September 30, 2017 and 2016, respectively. Non-cash amortization expense of $185,000 and $260,000 is included in selling, general and administrative expense for the nine months ended September 30, 2017 and 2016, respectively.

During the three and nine months ended September 30, 2017, the Company recorded a gain of approximately $1.7 million (net of tax of $0) on the sale of the assets related to the purchase agreement with Argentum, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$112
Consideration for intangible assets	3,600
Total Consideration		3,712
Less: Net book value of assets sold to Argentum
Inventory, net	(303)
Intangibles, net	(1,709)
Total net book value of assets		(2,012)
Gain on sale of assets		$1,700

During the nine months ended September 30, 2016, the Company recorded a gain of approximately $3.3 million (net of tax of $0) on the sale of the assets related to the purchase agreement with BSN, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$603
Consideration for intangible assets	3,500
Total Consideration		4,103
Less: Net book value of assets sold to BSN
Inventory, net	(603)
Intangibles, net	(189)
Total net book value of assets		(792)
Gain on sale of assets		$3,311

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	September 30,	December 31,
	2017	2016
Accounts receivable, net	$164	$307
Escrow	300	-
Inventory, net	-	550
Total current assets	464	857
Intangible assets, net	-	1,893
Total assets	464	2,750

Accounts payable	19	19
Accrued expenses and other current liabilities	18	41
Total current liabilities	$37	$60

On August 31, 2017, the Company entered into a ninety-day transition services agreement with Argentum (“Transition Agreement”). Under the Transition Agreement, the Company is required to perform certain services related to the communication with distributors, wholesalers and customers in respect of transition of the TheraBond product line to Argentum, as specified in the Transition Agreement. As compensation, Argentum will pay the Company $200,000 for the services completed during the period from the closing of the purchase for three months ended November 30, 2017. One-third of this compensation ($67,000) was recognized and is included in other income for the three and nine months ended September 30, 2017.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2016 Annual Report. Since the date of the 2016 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances, and the fair values of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

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

As of September 30, 2017, the Company had a cash balance of approximately $2.1 million. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $13.9 million and utilized $9.8 million in cash from operations for the nine months ended September 30, 2017, and had an accumulated deficit of $138.2 million as of September 30, 2017. As of September 30, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement (as defined in Note 7- Debt) as a result of the Company’s failure to achieve $24,600,000, $27,200,000, $30,300,000, and $33,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.

On August 31, 2017, in connection with the Asset Purchase Agreement with Argentum, the Company and Perceptive Credit Opportunities Fund, L.P. (“Perceptive”) entered into a Consent, Forbearance and Amendment Agreement (the “Consent and Forbearance Agreement”), pursuant to which the Company agreed to pay $1,650,000 of the proceeds from the Asset Purchase Agreement to Perceptive, of which approximately $1,618,000 was applied towards the outstanding principal amount of the term loan under the credit agreement and approximately $32,000 was used to pay an early prepayment fee. This payment was made on August 31, 2017. During the three and nine months ended September 30, 2017, the Company recorded a loss on early extinguishment of debt of $214,000 related to the Consent and Forbearance Agreement. This amount consisted of the $32,000 prepayment penalty, the write-off of $129,000 of unamortized discount, and the write-off of $53,000 of unamortized debt issuance costs.

Under the Consent and Forbearance Agreement the lender agreed to: (a) release its liens on assets purchased by Argentum; (b) defer the commencement of the Company’s remaining principal payments until January 31, 2018, and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to the Company’s default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 and (D) June 30, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of October 13, 2017 or the date when the lender becomes aware of any other default. On November 7, 2017, the lender agreed to extend the forbearance period and to forbear from exercising any rights and remedies to the Company’s default of the aforementioned covenants, including the trailing twelve-month revenue as of September 30, 2017, until the earlier of December 31, 2017 or the date when the lender becomes aware of any other default.

The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, the lender may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance. Such action could hinder the Company’s ability to recover the remaining carrying value of some or all of its intangible assets including goodwill that aggregated approximately $35.2 million at September 30, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to raise sufficient capital and attain profitable operations.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	Nine Months Ended Ended September 30,
	2017	2016
Options	879,182	733,862
Warrants	514,561	336,541
Non-vested restricted stock	194,674	147,322
Total potentially dilutive shares	1,588,417	1,217,725

4.	Termination of Merger Agreement

On October 5, 2016, the Company entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, the Company terminated this agreement.

In connection with the merger agreement to acquire the business of Soluble, the Company provided Soluble with bridge loans in the form of subordinated promissory notes totaling approximately $1.4 million.  The Company advanced Soluble $1.0 million during the year ended December 31, 2016 and $350,000 on January 30, 2017.  Pursuant to the terms of the merger agreement, the amount was to be repaid in full upon termination of the agreement.  As of September 30, 2017, the Company fully reserved the amount due. As of December 31, 2016, the Company had provided for a full reserve for the amount that had been advanced to Soluble as of that date.  The Company recorded bad debt expense of $350,000 during the nine months ended September 30, 2017. This expense is included in acquisition related expense. The Company also incurred approximately $285,000 of other acquisition related expenses related to the Soluble transaction during the nine months period ended September 30, 2017. The net balance of the note receivable is $0 and is included in prepaid and other current assets as of September 30, 2017 and December 31, 2016.  See Note 12 - Subsequent Event.

5.	Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2017	2016

Raw materials	$115	$135
Work in process	39	173
Finished goods	1,843	1,845
Less: Inventory reserve for excess and slow moving inventory	(12)	-
Total	$1,985	$2,153

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016

Salaries, benefits and incentive compensation	$1,713	$3,007
Milestone payment to licensor	1,000	1,000
Professional fees	483	692
Royalty fees	200	197
Deferred revenue	339	181
Other	141	147
Total accrued expenses and other current liabilities	$3,876	$5,224

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only until June 30, 2017, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The payment of principal under the Credit Agreement has been deferred until January 31, 2018, see Consent and Forbearance Agreement below. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000. The interest rate at September 30, 2017 was 11.00%.

In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. For the three months ended September 30, 2017 and 2016, the Company recorded amortization of debt issuance costs of $61,000 and $64,000, respectively, which is included in interest expense for the periods presented. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization of debt issuance costs of $190,000 and $209,000, respectively, which is included in interest expense.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 75,000 shares of common stock, par value of $0.001 per share at an exercise price of $55.138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The Warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the Warrant was determined to be a derivative liability. The Warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. For the three months ended September 30, 2017 and 2016, the Company recorded amortization of debt discount of $144,000 and $143,000, respectively, which is included in interest expense for the periods presented. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization of debt discount of $441,000 and $427,000, respectively, which is included in interest expense for the periods presented. See Note 11 – Fair Value Measurement for additional details.

As of September 30, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of the Company’s failure to achieve $24,600,000, $27,200,000, $30,300,000, and $33,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, respectively. The Company has classified the entire principal balance as a current liability in its balance sheet as of September 30, 2017 and December 31, 2016.

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the Warrant. The amended and restated Warrant, as amended, is exercisable for 210,000 shares of the Company’s common stock at an exercise price of $4.70. The amended and restated Warrant, as amended, contains a weighted average anti-dilution feature whereby the exercise price of the amended and restated warrant is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current exercise price of such warrant. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. See Note 11 – Fair Value Measurement for additional details.

Debt consists of the following (in thousands):

	September 30,	December 31,
	2017	2016

Principle balance	$12,135	$13,752
Unamortized debt issuance and discount costs	(1,399)	(2,211)
Total	$10,736	$11,541

Consent and Forbearance Agreement

Under an agreement dated January 26, 2017, as amended March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.

On August 31, 2017, in connection with the Asset Purchase Agreement with Argentum, the Company and Perceptive entered into a Consent, Forbearance and Amendment Agreement (the “Consent and Forbearance Agreement”), pursuant to which the Company agreed to pay $1,650,000 of the proceeds from the Asset Purchase Agreement to Perceptive, of which approximately $1,618,000 was applied towards the outstanding principal amount of the term loan under the credit agreement and approximately $32,000 was used to pay an early prepayment fee. This payment was made on August 31, 2017. During the three and nine months ended September 30, 2017, the Company recorded a loss on early extinguishment of debt of $214,000 related to the Consent and Forbearance Agreement. This amount consisted of the $32,000 prepayment penalty, the write-off of $129,000 of unamortized discount, and the write-off of $53,000 of unamortized debt issuance costs.

Under the Consent and Forbearance Agreement the lender agreed to: (a) release its liens on assets purchased by Argentum; (b) defer the commencement of the Company’s remaining principal payments until January 31, 2018, and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to the Company’s default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 and (D) June 30, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of October 13, 2017 or the date when the lender becomes aware of any other default. On November 7, 2017, the lender agreed to extend the forbearance period and to forbear from exercising any rights and remedies to the Company’s default of the aforementioned covenants, including the trailing twelve-month revenue as of September 30, 2017, until the earlier of December 31, 2017 or the date when the lender becomes aware of any other default.

The lender reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, the lender may seek to foreclose on some or substantially all of the Company’s assets after the expiration of the forbearance.

8.	Commitments and Contingencies

Agreements for Human Placental Based Products

Human Longevity, Inc.

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) and Supply Agreement (the “Biovance Supply Agreement”) with Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). The agreements grant the Company an exclusive, royalty-bearing license in CCT’s intellectual property for certain placental based products, including ECM and Biovance ®, as well as provide the Company with the its requirements of Biovance for distribution. In January 2016, HLI Cellular Therapeutics, LLC (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from CCT. CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT, for certain placental based products. In June 2017, Celularity, Inc. (“Celularity”) acquired all of the assets of HLI, including the agreements between HLI and the Company. The Company is required to pay Celularity annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. For the three months ended September 30, 2017 and 2016, the Company incurred royalties of approximately $199,000 and $121,000, respectively, in connection with this agreement. For the nine months ended September 30, 2017 and 2016, the Company incurred royalties of approximately $591,000 and $296,000, respectively, in connection with this agreement. Approximately $199,000 and $197,000 is included in accrued expenses as of September 30, 2017 and December 31, 2016, respectively, in connection with this agreement. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term.

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

In April 2016, the Company entered into a Supply Agreement with HLI (now Celularity), pursuant to which Celularity supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix. Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl Human Connective Tissue Matrix in September 2016 and achieved two milestones under the license agreement. The Company is required to pay Celularity $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such, the Company recorded $1.0 million of milestone expense during the year ended December 31, 2016. The milestone has been included in accrued expenses and other current liabilities as of September 30, 2017 and December 31, 2016.

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

The first installment consisted of $2.6 million of cash and approximately 98,600 shares of the Company’s common stock valued at approximately $2.6 million and was paid in March 2016. This payment was based on 3.5 times of the excess of 2015 MIST Therapy revenue of approximately $10.2 million over 2014 MIST Therapy revenue of approximately $8.7 million.

The second installment consisted of $675,000 of cash and approximately 100,000 shares of the Company’s common stock valued at approximately $675,000 and was paid in March 2017. This payment was based on 3.5 times of the excess of 2016 MIST Therapy revenue of approximately $10.5 million over 2015 MIST Therapy revenue of approximately $10.2 million. There are no further contingent payments due in connection with the Celleration acquisition.

Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company agreed to pay contingent consideration based upon the Company achieving specific performance metrics over the three twelve-month periods, ended April 30, 2017. The Company issued approximately 130,000 shares of its common stock valued at approximately $500,000 in June 2017. There are no further contingent payments due in connection with the Choice acquisition.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company is not party to any material litigation as of September 30, 2017.

9.	Stockholders’ Equity

Private Placement

On February 27, 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “Private Placement”) an aggregate of 554,000 shares of the Company’s common stock at a purchase price of $5.00 per share. The Company closed the Private Placement on the same day as it entered into the Securities Purchase Agreement and received aggregate gross proceeds of approximately $2.8 million. In connection with the Private Placement, the Company paid an aggregate of $196,000 of financial advisory fees and $40,000 of administrative fees, which were recorded as a reduction of additional paid-in capital.

The Securities Purchase Agreement contains a “most-favored nation” provision that provides that if the Company, during 120 days from February 27, 2017, issues or sells any common stock or common stock equivalents reasonably believed to be more favorable in terms or conditions than those in the Private Placement, then the Company must amend the terms of the Securities Purchase Agreement to give the private investors the benefit of such favorable terms or conditions. In connection with the common stock sold in the Public Offering (as defined below) and in accordance with this provision, on April 11, 2017, the Company issued an aggregate of 38,072 shares of its common stock to these investors. On June 23, 2017, the Company held its 2017 annual meeting of stockholders during which the stockholders approved the issuance of the remaining 100,429 additional shares of common stock to be issued to the investors, and, following the meeting, on June 23, 2017, the Company issued the remaining shares.

Underwritten Public Offering

On April 3, 2017, the Company closed an underwritten public offering (the “Public Offering”) of 947,325 shares of its common stock at a price to the public of $4.00 per share. The Company received aggregate gross proceeds of approximately $3.8 million. In connection with the Public Offering, the Company paid an aggregate of $365,000 of financial advisory fees and $92,000 of administrative fees, which were recorded as a reduction of additional paid-in capital. The shares of common stock were issued pursuant to the Company’s shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, the Company issued warrants to purchase an aggregate of 23,684 shares of the Company’s common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $4.40, and expire on March 29, 2022. The warrants had an aggregate issuance date fair value of $78,000 which was recorded as both a debit and credit to additional paid in capital.

Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $21.90, the exercise price of these warrants was adjusted to the public offering price of $4.00. As of April 3, 2017, November 2012 warrants to purchase 36,230 shares of the Company’s common stock were outstanding. These warrants expire in November 2017.

Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, the Company recognized $686,000 and $1.2 million of stock-based compensation expense, of which, ($1,000) and $5,000 is included in cost of revenues and $687,000 and $1.2 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized $1.6 million and $4.3 million of stock-based compensation expense, of which, $25,000 and $134,000 is included in cost of revenues and $1.6 million and $4.1 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of September 30, 2017, there was $1.4 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 0.8 years.

Stock Options

On June 27, 2017, the Company granted non-executive employees ten-year options to purchase an aggregate of 208,050 shares of common stock at an exercise price of $3.50 per share. The aggregate grant date value of the options is $519,000. The options vest in one-fourth increments every six months over a period of two years.

Restricted Stock

During the nine months ended September 30, 2017, the Company granted an aggregate of 181,936 shares of restricted stock to employees with an aggregate grant date value of $621,000 which will be recognized proportionate to the vesting period. The shares vest as follows: (i) 66,936 shares vested on September 21, 2017, (ii) 5,000 shares vest on December 31, 2017, (iii) 50,000 shares vest on June 23, 2018, and (iv) 60,000 shares vest pursuant to the satisfaction of certain performance conditions.

10.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then a member of the Board of Directors. During the three months ended September 30, 2017 and 2016, the Company incurred costs of approximately $28,000 and $100,000, respectively, from this vendor. During the nine months ended September 30, 2017 and 2016, the Company incurred costs of approximately $286,000 and $358,000, respectively, from this vendor. Approximately $39,000 and $102,000 is included in accounts payable related to this related party as of September 30, 2017 and December 31, 2016, respectively.

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

Warrant Liabilities

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the amended and restated Warrant. The amended and restated Warrant, as amended, is exercisable for 210,000 shares of the Company’s common stock at an exercise price of $4.70 per share. See Note 7 – Debt for additional details. In connection with the amendments of January, March, April and June 2017, the Company recomputed the fair value of the original warrant and amended warrant using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 65.33%-78.98%, risk-free rate of 1.49%-1.95%, expected term of 3.34-5.00 years, and expected dividends of 0.00%. As a result, the Company recorded warrant modification expense of $0 and $803,000 during the three and nine months ended September 30, 2017, respectively, which represents the incremental value of the amended warrant as compared to the original warrant, both valued as of the respective amendment dates.

On September 30, 2017, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 246,231 shares of common stock as $419,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 72.63%-131.85%, risk-free rate of 0.96%-1.77%, expected term of 0.10-4.32 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $35,000 and $404,000 during the three and nine months ended September 30, 2017, respectively.

The issuance of common stock in connection with the Private Placement and Public Offering triggered an adjustment to the exercise price of certain warrants originally issued in November 2012 from $55.10 per share to $5.00 per share to $4.00 per share with a corresponding adjustment to the number of shares underlying such warrants from 6,629 shares to 29,034 shares to 36,231 shares. The impact of such adjustment is included in the change in fair value of the warrant liabilities during the nine months ended September 30, 2017.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Nine Months Ended September 30,
	2017	2016
Warrant Liabilities
Beginning balance	$20	$861
Change in fair value of warrant liability	(404)	(797)
Warrant modification expense	803	-
Ending balance	$419	$64

	Nine Months Ended September 30,
	2017	2016
Contingent Consideration
Beginning balance	$1,816	$17,028
Payments of contingent consideration	(1,851)	(5,147)
Change in fair value of contingent consideration	35	(8,634)
Ending balance	$-	$3,247

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$419
Total liabilities	$-	$-	$419

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$20
Contingent consideration	-	-	1,816
Total liabilities	$-	$-	$1,836

12.	Subsequent Event

The Company advanced Soluble $1.4 million, $1.0 million during the year ended December 31, 2016 and $350,000 on January 30, 2017.

On October 27, 2017, the Company received $1 million under an agreement with Soluble in connection with amounts advanced to Soluble by the Company. With the receipt of this $1 million, the Company acknowledged that all amounts due to the Company from Soluble are paid in full.

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

Recent Events

Termination of Merger Agreement

On October 5, 2016, we entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, we terminated this agreement.

We advanced Soluble $1.4 million, $1.0 million during the year ended December 31, 2016 and $350,000 on January 30, 2017.

On October 27, 2017, we received $1 million under an agreement with Soluble in connection with amounts advanced to Soluble by us. With the receipt of this $1 million, we acknowledged that all amounts due to us from Soluble are paid in full.

Private Placement

On February 27, 2017, we issued and sold an aggregate of 554,000 shares of our common stock at a purchase price of $5.00 per share issued to certain accredited investors in a private placement (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). Proceeds from the Private Placement, net of underwriting and administrative fees, were approximately $2.5 million.

Underwritten Public Offering

On April 3, 2017, we closed an underwritten public offering of 947,325 shares of our common stock at a price to the public of $4.00 per share. Proceeds from this offering, net of underwriting and administrative fees were approximately $3.3 million. The shares of common stock were issued pursuant to our shelf registration statement on Form S-3 previously filed with the Securities and Exchange Commission and declared effective on September 25, 2014.

On April 3, 2017, we issued warrants to purchase an aggregate of 23,684 shares of our common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $4.40, and expire on March 29, 2022.

Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $21.90, the exercise price of these November 2012 warrants was adjusted to the public offering price of $4.00. As of April 3, 2017, November 2012 warrants to purchase 36,230 shares of the Company’s common stock were outstanding. These warrants expire in November 2017.

Amendment and Adjustments of the Perceptive Warrant

On April 6, 2017, we and Perceptive Credit Opportunities Fund, L.P. (“Perceptive”) entered into an amendment and restatement of a warrant to reduce the exercise price from $5.00 to $4.70, reflecting the impact of the public offering price of $4.00 per share at which we sold our common stock in the underwritten public offering that closed on April 3, 2017 as described above. The warrant was exercisable for 200,000 shares of our common stock. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. On June 1, 2017, we and Perceptive entered into an amendment to increase the warrant from 200,000 to 210,000 shares of our common stock as well as delay the principal payments due under the Credit Agreement beginning June 30, 2017 until August 31, 2017.

Senior Secured Term Loan Facility

As of September 30, 2017, we are in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $24,600,000, $27,200,000, $30,300,000, and $33,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.

On August 31, 2017, in connection with the Asset Purchase Agreement with Argentum, we entered into a Consent, Forbearance and Amendment Agreement (the “Consent and Forbearance Agreement”) with Perceptive, pursuant to which we agreed to pay $1,650,000 of the proceeds from the Asset Purchase Agreement to Perceptive, of which approximately $1,618,000 was applied towards the outstanding principal amount of the term loan under the credit agreement and approximately $32,000 was used to pay an early prepayment fee. This payment was made on August 31, 2017. During the three and nine months ended September 30, 2017, we recorded a loss on early extinguishment of debt of $214,000 related to the Consent and Forbearance Agreement. This amount consisted of the $32,000 prepayment penalty, the write-off of $129,000 of unamortized discount, and the write-off of $53,000 of unamortized debt issuance costs.

Under the Consent and Forbearance Agreement the lender agreed to: (a) release its liens on assets purchased by Argentum; (b) defer the commencement of our remaining principal payments until January 31, 2018, and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to our default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 and (D) June 30, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of October 13, 2017 or the date when the lender becomes aware of any other default. On November 7, 2017, the lender agreed to extend the forbearance period and to forbear from exercising any rights and remedies to our default of the aforementioned covenants, including the trailing twelve-month revenue as of September 30, 2017, until the earlier of December 31, 2017 or the date when the lender becomes aware of any other default.

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

Asset Sale

In order to add capital and to focus on future investments on commercializing our own regenerative technologies effective August 31, 2017, we entered into a purchase agreement with Argentum Medical, LLC. (“Argentum”) whereby we agreed to sell to Argentum all of our rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased in existence as of the closing, which occurred upon execution and delivery of the Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for to the unsold TheraBond inventory upon our completion of our obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the purchase agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on our balance sheet as of September 30, 2017.

Reverse Stock Split

On October 5, 2017, we effected a 1-for-10 reverse stock split of our outstanding common stock. The accompanying consolidated financial statements and accompanying notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.001 per share. Accordingly, stockholders’ equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to the par value of the decreased shares resulting from the reverse stock split.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues, net. For the three months ended September 30, 2017 revenues increased by $526,000, or 12%, to $4.9 million from $4.4 million for the three months ended September 30, 2016.   The increase in our overall revenue was due to a 14% increase in product sales, primarily attributable to growth in our biologic products. During the third quarter, the hurricanes in Texas and Florida had a negative impact on sales of our biologics products.

The components of revenue were as follows for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenues
Product	$4,406	$3,856
Contract manufacturing	495	519
Total revenues, net	$4,901	$4,375

Gross profit. Our gross profit was $3.4 million for the three months ended September 30, 2017 compared to gross profit of $2.8 million for the three months ended September 30, 2016.  The improved results for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 69% for the three months ended September 30, 2017. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 63% for the three months ended September 30, 2016.

The components of cost of revenues are as follows for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Cost of revenues
Materials and finished products	$961	$940
Stock-based compensation	(1)	5
Compensation and benefits	135	220
Depreciation and amortization	211	201
Equipment, production and other expenses	232	242
Total cost of revenues	$1,538	$1,608

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$2,974	$3,746
Stock-based compensation	687	1,184
Professional fees	638	880
Marketing	371	520
Depreciation and amortization	1,101	764
Other expenses	1,233	1,364
Total selling, general and administrative expenses	$7,004	$8,458

Selling, general and administrative expenses decreased by $1.5 million to $7.0 million for the three months ended September 30, 2017, as compared to $8.5 million for the three months ended September 30, 2016. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $772,000 to $3.0 million for the three months ended September 30, 2017, as compared to $3.7 million for the three months ended September 30, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016, offset by an increase in sales based commission due to the increase in product revenue. We expect our average headcount for the full year of 2017 to be lower than the full year of 2016.

Stock-based compensation decreased by $497,000, to $687,000 for the three months ended September 30, 2017, as compared to $1.2 million for the three months ended September 30, 2016.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options vested during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues, net. For the nine months ended September 30, 2017 revenues increased by $2.3 million, or 19%, to $14.1 million from $11.9 million for the nine months ended September 30, 2016.   The increase in our overall revenue was due to a 28% increase in product sales, primarily attributable to growth in our biologic products.

The components of revenue were as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Revenues
Product	$12,778	$9,970
Contract manufacturing	1,330	1,881
Total revenues, net	$14,108	$11,851

Gross profit. Our gross profit was $9.3 million for the nine months ended September 30, 2017 compared to gross profit of $7.4 million for the nine months ended September 30, 2016.  The improved results for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 66% for the nine months ended September 30, 2017. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 62% for the nine months ended September 30, 2016.

The components of cost of revenues are as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cost of revenues
Materials and finished products	$2,903	$2,425
Stock-based compensation	25	134
Compensation and benefits	550	723
Depreciation and amortization	626	574
Equipment, production and other expenses	661	637
Total cost of revenues	$4,765	$4,493

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$9,883	$11,513
Stock-based compensation	1,579	4,142
Professional fees	2,099	2,820
Marketing	1,205	1,616
Depreciation and amortization	3,305	2,290
Other expenses	3,658	4,638
Total selling, general and administrative expenses	$21,729	$27,019

Selling, general and administrative expenses decreased by $5.3 million to $21.7 million for the nine months ended September 30, 2017, as compared to $27.0 million for the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $1.6 million to $9.9 million for the nine months ended September 30, 2017, as compared to $11.5 million for the nine months ended September 30, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016, offset by an increase in sales based commission due to the increase in product revenue. We expect our average headcount for the full year of 2017 to be lower than the full year of 2016.

Stock-based compensation decreased by $2.5 million, to $1.6 million for the nine months ended September 30, 2017, as compared to $4.1 million for the nine months ended September 30, 2016.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options vested during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Professional fees decreased by $721,000 to $2.1 million for the nine months ended September 30, 2017, as compared to $2.8 million for the nine months ended September 30, 2016. The decrease in professional fees was primarily due to a decrease in legal and consulting expenses offset by an increase in commissions paid to independent sales representatives.

Other expenses decreased by $981,000 to $3.7 million for the nine months ended September 30, 2017 from $4.6 million for the nine months ended September 30, 2016. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The decrease in other expenses is primarily due to a decrease in the average number of full-time employees in the nine months ended September 30, 2017 compared to the same period in 2016, as well as our goal of decreasing operating expenses.

Acquisition-related expenses. During the nine months ended September 30, 2017, we incurred $635,000 in acquisition-related costs related to acquisition of Soluble, which we terminated in February 2017. The incurred costs during the nine months ended September 30, 2017 include bad debt expense of $350,000 related to a subordinated promissory note receivable made to Soluble in connection with the terminated acquisition, as well as professional costs associated with terminating the acquisition. Subsequent to September 30, 2017, we received $1,000,000 in connection with the subordinated promissory note receivable.

Warrant modification expense. During the nine months ended September 30, 2017, we recognized $803,000 of warrant modification expense in connection with the amendment of the warrant issued to Perceptive. In connection with entry into the January 2017 forbearance agreement, as amended March and June 2017, we also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement in May 2015. The amended and restated warrant is exercisable for 210,000 shares of our common stock. The expense recorded during the nine months ended September 30, 2017 represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the respective modification dates.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents totaling approximately $2.1 million compared to $5.6 million at December 31, 2016.  The decrease was largely attributable to cash used in operating activities of approximately $9.8 million, $1.6 million paid to Perceptive for the early extinguishment of debt, $675,000 to pay a portion of the contingent consideration related to the Celleration acquisition, and $350,000 issued as a bridge loan to Soluble in connection with the terminated acquisition. This decrease was offset by $5.9 million received from net proceeds from the issuance of common stock and the proceeds of $3.4 million from the sale of TheraBond.

Net cash used in operating activities was $9.8 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities for both periods was principally to fund our net cash loss. The net cash flow used in operating activities for the nine months ended September 30, 2017 and 2016 included $1.6 million of compensation and royalty payments that were accrued at December 31, 2016 and 2015, respectively. The nine months ended September 30, 2017 also includes $711,000 of payments in connection with the terminated acquisition of Soluble.

Net cash provided by investing activities was $2.9 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by investing activities during the nine months ended September 30, 2017 included $3.4 million received from the sale of the rights to the TheraBond product from Argentum, offset by $350,000 provided to Soluble as a bridge loan and $126,000 in purchases of improvements and equipment. Cash provided by investing activities during the nine months ended September 30, 2016 included $4.1 million received from the sale of the rights to the sorbion product from BSN, offset by purchases of improvements and equipment of $573,000 and $500,000 provided to Soluble as a bridge loan.

Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of $5.9 million of net proceeds received from the issuance of our common stock offset by $675,000 utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition and the early extinguishment of debt of $1.6 million. Net cash used in financing activities for the nine months ended September 30, 2016 consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition and the early extinguishment of debt of $1.7 million.

At September 30, 2017, current assets totaled $7.8 million and current liabilities totaled $16.7 million, as compared to current assets totaling $11.8 million and current liabilities totaling $20.1 million at December 31, 2016. As a result, we had negative working capital of $8.9 million at September 30, 2017 compared to negative working capital of $8.3 million at December 31, 2016.

Our cash requirements have historically been needed for mergers and acquisitions, post-market clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred a net loss of $13.9 million and used $9.8 million in cash from operations for the nine months ended September 30, 2017, and had an accumulated deficit of $138.2 million as of September 30, 2017. At September 30, 2017, we had approximately $2.1 million of cash and cash equivalents.

On October 27, 2017, we received $1,000,000 as repayment of amounts advanced to Soluble in 2016 and 2017.

We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $24,600,000, $27,200,000, $30,300,000, and $33,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017 respectively. Under an agreement dated January 26, 2017, as amended on March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.

On August 31, 2017 we entered in a Consent, Forbearance and Amendment Agreement with the lender. Under this agreement, the lender agreed to: (a) release its liens on the TheraBond assets purchased by Argentum; (b) defer the commencement of our principal payments until January 31, 2018, and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to our default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 and (D) June 30, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of October 13, 2017 or the date when the lender becomes aware of any other default.

On November 7, 2017, the lender agreed to extend the forbearance period and to forbear from exercising any rights and remedies to the default of the aforementioned covenants, including the trailing twelve-month revenue as of September 30, 2017, until the earlier of December 31, 2017 or the date when the lender becomes aware of any other default.

The lender has the rights to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance. We are in discussions with our lender to refinance this debt. However, no assurance can be given that we will be able to refinance our existing obligations on commercially reasonable terms or at all.

Even though we have taken steps to reduce our operating expenditures, we expect to continue incurring losses and negative cash flows from operations until our products reach commercial profitability. Our cash used from operating activities for the three months ended September 30, 2017 was approximately $1.8 million. We do not expect our cash used in operations to change significantly over the next several fiscal quarters. We, therefore, believe we do not have sufficient resources to fund operations beyond the first fiscal quarter of 2018 and we will need to raise additional capital to finance our losses and negative cash flows from operations. In addition, the lender may declare due and payable our current outstanding principal balance of $12.1 million in full following the termination of a forbearance agreement.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2017, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2017, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and Form 10-Q for the quarter ended March 31, 2017 and June 30, 2017, except for the following:

We are currently in default under the Credit Agreement, which allows the lender to exercise certain rights and remedies, including, without limitation, declaring the entire outstanding indebtedness under the Credit Agreement of approximately $12.1 million immediately due and payable, imposing a default rate of interest and/or foreclosing on some or substantially all of our assets.

We are currently in default of the Credit Agreement, as a result of our failure to achieve $24,600,000, $27,000,000, $30,300,000 and $33,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, respectively. Under an agreement dated November 7, 2017, Perceptive Credit Opportunities Fund, L.P., the lender, agreed to forbear from exercising any rights and remedies related to the default until the earlier of December 31, 2017, or the date when the lender becomes aware of any other default. The remedies available for the lender include, among others, the ability to accelerate and immediately demand payment of the outstanding debt of approximately $12.1 million under the Credit Agreement, to impose a default rate of interest, to foreclose on some or all of our assets, and/or to take possession of or sell some or all of our assets. Were the lender to demand payment of the outstanding debt after expiration of the forbearance period, we would currently have insufficient funds to satisfy that obligation, and the lender’s exercise of its other remedies would have a material adverse effect on our operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None

(b)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases by us of our equity securities during the three months ended September 30, 2017:

Issuer's Purchases of Equity Securities

Period	Total number of shares (or units) purchased		Average price paid per share (or unit)(1)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
7/1/2017 to 7/31/2017	-		$-	-	-
8/1/2017 to 8/31/2017	-			-	-
9/1/2017 to 9/30/2017	22,296	(2)	4.20	-	-
Total	22,296		$4.20	-	-

(1) For purposes of determining the number of shares to be surrendered to meet tax withholding obligations, the price per share deemed to be paid was the closing price of our common stock on the NASDAQ Capital Market on the applicable vesting date.

(2) Includes 22,296 shares of our common stock surrendered by employees to pay tax withholding obligations incurred in connection with the vesting of restricted stock on September 21, 2017.

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

ALLIQUA BIOMEDICAL, INC.

Date: November 9, 2017	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
	Name:	Brian M. Posner
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
3.5	Certificate of Amendment of Certificate of Incorporation of Alliqua BioMedical, Inc. dated October 5, 2017 (incorporated by reference in Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017).
4.1	Form of Underwriter Warrant, dated April 3, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2017.
10.1	Second Forbearance Agreement, dated August 9, 2017, by and among Alliqua BioMedical, Inc., Aquamed Technologies, Inc. and Perceptive Credit Opportunities Fund, LP (incorporated by reference to the Current Report on Form 8-K filed on August 10, 2017).
10.2	Asset Purchase Agreement, dated August 31, 2017, by and between Alliqua BioMedical, Inc. and Argentum Medical, LLP (incorporated by reference to the Current Report on Form 8-K filed on September 5, 2017).
10.3	Consent, Forbearance and Amendment Agreement, dated August 31, 2017, by and among Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP (incorporated by reference to the Current Report on Form 8-K filed on September 5, 2017).
10.4*	Third Forbearance Agreement, dated November 7, 2017, by and between Alliqua BioMedical, Inc., Aquamed Technologies, Inc. and Perceptive Credit Holdings, L.P.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

