Form 10-K
period 2017-12-31
Alliqua BioMedical, Inc.
filed 2018-03-02
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of June 30, 2017 was $13,713,853. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater shareholders have been deemed affiliates.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 1, 2018 was 4,985,212 shares.

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

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	inadequate capital;

•	the occurrence of any event, change or other circumstances that could cause a failure to consummate the Asset Sale Transaction (as defined below);

•	an increase in the amount of costs, fees, expenses and other charges related to the Asset Purchase Agreement or Asset Sale Transaction;

•	risks arising from the diversion of management’s attention from our ongoing business operations;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives;

•	our ability to recover the carrying value of some or all of our intangible assets, including goodwill;

•	our ability to obtain reimbursement from third party payers for our products;

•	our ability to achieve and maintain minimum sales and other requirements under our license agreements;

•	our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop;

•	our ability to cure or obtain forbearance or waivers for existing covenant defaults under our outstanding indebtedness and to remain in compliance with our debt covenants;

•	market acceptance of our existing and future products;

•	loss or retirement of our Chief Executive Officer;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	an unfavorable decision on product reimbursement;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors and products;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our products;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components;

•	the inability to carry out research, development and commercialization plans; and

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

On January 5, 2018, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celularity, Inc. (“Celularity”) pursuant to which we agreed to sell substantially all of our assets to Celularity (the “Asset Sale Transaction”), including certain assets comprising our MIST, Biovance and Interfyl Product lines (the “Purchased Assets”). As consideration for the Purchased Assets, Celularity has agreed to pay us $29 million in cash. No debt or significant liabilities will be assumed by Celularity in the Asset Sale Transaction.

Under the terms of the Asset Purchase Agreement, we will retain certain specified assets, including, among other things, cash, accounts receivable, and our hydrogel contract manufacturing business, including our SilverSeal and Hydress product lines.

The transactions contemplated by the Asset Purchase Agreement must be approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of our common stock. In addition to the receipt of our approval of our stockholders, each party’s obligation to consummate the Asset Sale Transaction is conditioned upon certain other customary closing conditions. We expect the consummation of the Asset Sale Transaction to be no later than May 31, 2018.

In addition, in order to add capital and to focus on future investments on commercializing our own regenerative technologies, on August 31, 2017, we entered into an Asset Purchase Agreement (“the Argentum Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby we agreed to sell to Argentum all of our rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by us in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by us, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for the unsold TheraBond inventory upon our completion of our obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions.

Products and Services

The disclosure in this section describes our commercial wound care portfolio as of December 31, 2017, including the assets we intend to sell under the Asset Purchase Agreement with Celularity.

Our commercial wound care portfolio currently consists of two product categories: wound bed preparation and human biologics. We currently market MIST® Ultrasound Healing Therapy (“MIST Therapy”), which uses painless, noncontact low-frequency ultrasound to promote healing, Biovance® Amniotic Membrane Allograft (“Biovance”) and Interfyl® Human Connective Tissue Matrix (“Interfyl”), which are human biologic regenerative technologies. In addition, we maintain our legacy contract manufacturing business, which provides custom hydrogels to the OEM market.

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

Human Biologics

In November 2013, we entered into a license, marketing and development agreement with Anthrogenesis Corporation d/b/a Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation, pursuant to which CCT granted us an exclusive, royalty-bearing license in its intellectual property related to certain placental based products for wound care and wound management, including those made from extracellular matrix (“ECM”) derived from the human placenta, and Biovance, a decellularized and dehydrated allograft produced from human amniotic membrane for the management of non-infected partial- and full-thickness wounds. On May 5, 2015, the license agreement was amended, pursuant to which we received the additional right to develop and market CCT’s connective tissue matrix product known as Interfyl, our latest regenerative technology. In February 2016, Human Longevity Inc. (“HLI”), a genomics-based, technology-driven company, acquired the assets of CCT related to ECM, Biovance and Interfyl, among other select assets. All of CCT’s rights and obligations under the license agreement were assigned to HLI in connection with this acquisition. In June 2017, Celularity, Inc. (“Celularity”) acquired some of the assets of HLI, including the agreements between HLI and the Company. The initial term of the license agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the license agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The license agreement is terminable on a product-by-product basis, and not with respect to the entire license agreement (i) by either Celularity or us, if we fail to meet certain sales thresholds or other conditions, and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority.

The license agreement permits us to commercialize Biovance and Interfyl in the United States. The development and application of the intellectual property covered under the license agreement is managed by a joint steering committee, composed of members of our company and Celularity. We pay Celularity annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. On September 30, 2014, the license agreement was amended to give us the exclusive right to market Biovance for podiatric and orthopedic applications.

In connection with the Biovance products, on November 14, 2013, we also entered into a supply agreement with CCT, as subsequently amended on each of April 10, 2014 and September 30, 2014, pursuant to which CCT agreed to supply us with our entire requirement of Biovance for distribution and sale in the United States. On April 10, 2014, we and CCT entered into a supply agreement for ECM, on substantially the same terms as the supply agreement for Biovance. On April 23, 2014, we initiated our sales and marketing efforts for Biovance at the Spring 2014 Symposium on Advanced Wound Care and had our first commercial sale on May 1, 2014. In February 2016, HLI assumed all of CCT’s rights and obligations under the supply agreement in connection with the acquisition and the assignment of the license agreement. In June 2017, Celularity acquired this agreement from HLI and assumed all of HLI’s rights and obligations thereunder.

In connection with the Interfyl products, on April 15, 2016, we entered into a supply agreement with HLI, pursuant to which HLI agreed to supply us with our entire requirements of Interfyl for distribution and sale in the United States. In September 2016, we announced the commercial introduction of Interfyl in the United States and had our first commercial sale. In June 2017, Celularity acquired this agreement from HLI and assumed all of HLI’s rights and obligations thereunder. We offer Interfyl in both particulate and flowable forms. In these forms, Interfyl can be used to fill voids and correct defects in soft tissue, providing mechanical and structural support to facilitate the tissue repair process or replace missing or inadequate soft tissue.

On December 1, 2017, we received notice from Celularity that we are in material breach of our License, Marketing and Development Agreement with Celularity (or its affiliates) dated as of November 14, 2013, as amended from time to time (the “License Agreement”) and our Supply Agreements with Celularity (or its affiliates), dated as of April 15, 2016 and November 14, 2013, respectively, as amended from time to time (the “Supply Agreements”) for failure to purchase the required amounts of materials under the Supply Agreements and failure to use commercially reasonable best efforts to undertake development activities for the licensed products under the License Agreement (the “Notices”). Celularity estimated that an additional purchase of at least $842,000 would have to be made by us to remedy the breach under the Supply Agreements. Celularity has agreed to forbear from exercising its right to terminate the Supply Agreements and License Agreements until the closing of the Asset Sale Transaction or termination of the Asset Purchase Agreement for any reason. We believe that Celularity’s notice of material breach of the License Agreement is without merit.

Biovance and Interfyl are derived from the placenta of healthy, full-term pregnancies. Both Biovance and Interfyl are regulated by the U.S. Food and Drug Administration (“FDA”) under Section 361 of the Public Health Service Act (“PHS Act”) as a 361 HCT/P, or human tissue product. Human tissues contain collagen, fibronectin, and other proteins and biochemicals that support healing. These important components are maintained in their native architecture throughout Celularity’s processing. However, essentially no cells are contained in the finished products (Biovance and Interfyl are decellularized), which is different from other placenta-based products, and this decellularization together with the gentle minimal manipulation of the tissues contribute to minimization of irritation and inflammation related to immune responses that can interfere with healing. When the scaffold or extracellular matrix of Biovance and Interfyl is placed in a wound or an area with damaged or deficient soft tissue, it can serve as a platform that allows the body’s own cells to migrate into the matrix and attach. Once attached, the cells release growth factors to signal other activities to progress healing.

Biovance is intended for use as a biological membrane covering that provides extracellular matrix while supporting the repair of damaged tissue. As a barrier membrane, Biovance is intended to protect the underlying tissue and preserve tissue plane boundaries with minimized adhesion or fibrotic scarring. Indications include, but are not limited to, surgical covering, wrap or barrier, application to partial- and full-thickness, acute and chronic wounds (such as, traumatic and complex wounds, burns, surgical and Mohs surgery sites; and diabetic, venous, arterial, pressure and other ulcers), including wounds with exposed tendon, muscle, bone or other vital structures.

We believe Interfyl treats deep wounds or soft tissue voids for which a sheet format such as Biovance is not as well suited. Interfyl is indicated for the replacement or supplementation of damaged or inadequate integumental soft tissue. There are podiatric and orthopedic applications, as well as wound management opportunities for homologous use of Interfyl.

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

Contract Manufacturing

In connection with our legacy contract manufacturing business; we develop, manufacture and market high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. Our products are manufactured using proprietary and non-proprietary mixing, coating and cross-linking technologies. Together, these technologies enable us to produce gels that can satisfy rigid tolerance specifications with respect to a wide range of physical characteristics (e.g., thickness, water content, adherence, absorption, moisture vapor transmission rate (a measure of the passage of water vapor through a substance) and release rate) while maintaining product integrity. Additionally, we have the manufacturing ability to offer broad choices in the selection of liners onto which the gels are coated. Consequently, our customers are able to determine tolerances in moisture vapor transmission rate and active ingredient release rates while personalizing color and texture.

Planned Future Operations

If we consummate the Asset Sale Transaction, we, and not our stockholders, will receive the proceeds from the Asset Sale Transaction. We do not intend to liquidate following the Asset Sale Transaction. Our Board will evaluate alternatives for the use of the cash proceeds to be received at closing, which alternatives are expected to include using a portion of the proceeds to repay our outstanding indebtedness (including prepayment fees) to Perceptive Credit Opportunities Fund, L.P. (“Perceptive”) of approximately $12.6 million in full and to pay transaction and other expenses of approximately $3 million. In addition, we intend to continue to maximize stockholder interests with a goal of returning value to our stockholders. Although our Board has not made any determination, such alternatives may include paying a special dividend, a share repurchase or other return of capital to our stockholders. We intend to use the remainder of the proceeds, together with any other sources of liquidity available to us at that time, to support operations at our contract manufacturing plant and to pursue strategic opportunities including, without limitation, a reverse merger transaction or a strategic acquisition. The amounts and timing of our actual expenditures, however, will depend upon numerous factors, and we may find it necessary or advisable to use portions of the proceeds from the Asset Sale Transaction for different or presently non-contemplated purposes.

If we do not receive stockholder approval, the Asset Sale Transaction will not occur. Instead, we will retain the assets and liabilities proposed to be sold in the Asset Sale Transaction and will not receive the $29 million cash consideration from Celularity. We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $24,600,000, $27,200,000, $30,300,000, $33,800,000 and $37,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. The Company is also currently in default of a minimum cash balance requirement under the Credit Agreement due to the Company having a cash balance of less than $2,000,000. As of the date hereof, the lender has agreed to forbear from exercising any rights and remedies related to each such event of default. In addition, on December 1, 2017, we received the Notices from Celularity.

Without receipt of the cash consideration from Celularity, we will not be able to repay our indebtedness under the Credit Agreement and will be unable to purchase materials under the Supply Agreements. The lender under the Credit Agreement may pursue the rights and remedies available to it under the Credit Agreement including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets. If we do not consummate the Asset Sale Transaction with Celularity and transfer the License Agreement and Supply Agreements to Celularity as part of the Purchased Assets, we may face termination or litigation with respect to the Supply Agreements and the License Agreement. If we were to lose our rights to license Biovance, Interfyl or other products from Celularity under the License Agreement, it will have a material adverse effect on our business, financial condition and results of operations which could force the Company to file for bankruptcy.

Subject to the risks mentioned above, if the Asset Sale Transaction does not close we will explore other strategic options including sale of some or all of the assets proposed to be sold in the Asset Sale Transaction. In addition, we may seek merger or licensing opportunities to bring additional assets into our product portfolio.

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

We have targeted four specific market segments within the wound care industry:

•	Lower Extremity. According to SmartTRAK there will be an estimated 14 million orthopedic procedures in the U.S. in 2018, a number which is growing at 5% per year, representing a $146 million market growing at 21% per year (estimates for 2018 from SmartTRAK). We have focused the sales and marketing of our biologics products on lower extremity and primarily foot and ankle procedures, which are a sub-segment of the orthopedic procedures market, and we estimate that there are currently approximately 2.5 million estimated foot and ankle procedures on an annual basis.. However, while we have chosen to focus on a specific segment of the wound care industry, we believe our biologics products are suitable for all types of wounds because of their HCTP-361 designation, and, as such, have applications across all wound types.

•	Diabetic Ulcers. According to the National Diabetes Clearinghouse (“National Diabetes Fact Sheet, 2014” available at www.cdc.gov), there are over 29 million diabetics in the U.S., or more than 9.3% of the U.S. population. Almost 11.2 million people over the age of 65 are diabetic, which equates to almost 26% of all people in this age group. Furthermore, more than 60% of nontraumatic lower-limb amputations occur in people with diabetes. A study published by Wild, et. al. (Diabetes Care, May 2004) estimates that the worldwide number of diabetics is projected to be 366 million people by the year 2030. Boulton, et. al. (“Neuropathic Diabetic Foot Ulcers,” New England Journal of Medicine, July 2004) reported that diabetic foot ulcers (DFUs) develop in approximately 15% of patients with diabetes and precede 84% of all diabetes-related lower leg amputations. We believe that our wound care products can aid in the healing of these diabetic foot ulcers, thereby lessening the need for amputation.

•	Pressure Ulcers. Dorner, et. al. (“The Role of Nutrition in Pressure Ulcer Prevention and Treatment,” The National Pressure Ulcer Advisory Panel, 2009) stated that according to The Joint Commission, more than 2.5 million patients in U.S. acute-care facilities suffer from pressure ulcers. Dorner, et. al. also stated that the prevalence of pressure ulcers in the U.S. is widespread in all settings, with estimates of 10% to 18% in acute care and 2.3% to 28% in long-term care. The study further noted that these pressure ulcers can reduce overall quality of life and may also contribute to premature mortality in some patients, therefore any intervention that may help to prevent or treat them once they occur is important to reduce the cost of pressure ulcer care and improve the quality of life for affected individuals. Park-Lee, et. al. (“Pressure Ulcers Among Nursing Home Residents: United States, 2004,” The National Center for Health Statistics Data Brief, No. 14, February 2009) reported that 35% of nursing home residents with stage 2 or higher pressure ulcers received special wound care by specially trained professionals. We believe that our wound care products can aid in the treatment of pressure sores and ulcers, thereby increasing quality of life and decreasing the amount of time spent in wound care facilities.

•	Venous Stasis Ulcers. These wounds are believed to occur due to improper functioning of venous valves, usually of the legs. According to the University of Washington Medical Center (available at www.uwmedicine.org/health-library/Pages/venous-stasis-ulcers.aspx), the main risk of venous stasis ulcers is the spread of infection from a persistent wound. Failure to address the condition appropriately could ultimately result in limb loss. As these ulcers are typically small, they are often undertreated, which leads to larger ulcers which require more complex treatments. Brem, et. al. (“Protocol for the Successful Treatment of Venous Ulcers,” American Journal of Surgery, July 2004) reported in one study that up to 48% of venous ulcers had recurred by the fifth year after healing. These often chronic ulcers affect up to 2.5 million U.S. citizens annually. We believe that our wound care products can aid in the treatment of venous stasis ulcers and increase the quality of life for those affected.

Sales and Marketing

We continue to focus on sales and marketing efforts in the United States. As of December 31, 2017, we had 34 employees dedicated to sales, all of whom have experience in the wound care industry. Additionally, we have developed an independent network of agents to sell our wound care products through our extensive channel reach through a network of distributors. In addition, we have assembled a Medical/Surgical Advisory Board to help us target improvements and new applications for our products and assist in our marketing efforts. We also market our advanced wound care products at conferences, trade shows and other educational events.

Customers

During the year ended December 31, 2017, one customer accounted for 67% of our contract manufacturing revenue and 6% of our total net revenue from continuing operations. We are uncertain as to this customer’s intentions to use our services during the fiscal year ending December 31, 2018.

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

Under our Supply Agreements we receive the finished goods of Biovance and Interfyl from Celularity.

On December 1, 2017, we received notice from Celularity that we are in material breach of our supply agreements with Celuarity, for failure to purchase the required amounts of materials under the Supply Agreement. Celularity estimated that an additional purchase of at least $842,000 would have to be made by us to remedy this breach. Celularity has agreed to forbear from exercising its right to terminate the supply agreement until the closing of the Asset Sale Transaction or termination of the Asset Purchase Agreement for any reason.

See “Item 1A. Risk Factors -“We cannot be sure if or when the Asset Sale Transaction will be completed.”

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

As of December 31, 2017, we have beneficial ownership of 15 issued U.S. utility patents, 2 issued U.S. design patents, 17 foreign patents, and several pending U.S. and foreign patent applications covering aspects of our MIST Therapy platform. Specifically, the MIST Therapy patent rights cover both medical and device aspects of wound care using non-contact ultrasound, as well as other clinical ultrasound applications.

In November 2013, we entered into a license, marketing and development agreement with CCT, as subsequently amended on each of September 30, 2014 and May 6, 2015, pursuant to which we hold an exclusive, royalty-bearing license in CCT’s intellectual property related to certain placental based products, including DRS(ECM), Interfyl and Biovance, to develop and commercialize these products in the United States. In January 2016, HLI assumed all of CCT’s rights and obligations under the license agreement in connection with HLI’s acquisition of the assets of CCT related to DRS and Biovance, among other select assets. In June 2017, Celularity, Inc. (“Celularity”) acquired some of the assets of HLI, including the agreements between HLI and the Company. The development and application of the intellectual property covered under the license agreement is managed by a joint steering committee, composed of members of us and Celularity. Following the commencement of commercial sales of each licensed product, the license agreement requires us to pay Celularity certain annual license fees, royalty payments based on a percentage of net sales, as well as financial and performance milestone payments, subject to the terms and conditions set forth in the license agreement. The initial term of the license agreement expires on November 14, 2023, unless sooner terminated pursuant to the termination rights under the license agreement, and will automatically renew for additional two-year periods unless either party gives written notice within a specified period prior to the end of a term. The license agreement may be terminated (i) by Celularity if we or any of our affiliates challenges the validity, enforceability or scope of certain enumerated Celularity patents anywhere in the world; (ii) by either party if there is a final decree that a licensed product infringed on the intellectual property of a third party and the parties cannot cure such third party infringement; (iii) by either party for breach and failure to cure such breach of the license agreement; or (iv) by either party if the other party is the subject of insolvency proceedings, either voluntary or involuntary. In addition, the license agreement is terminable on a product-by-product basis, and not with respect to the entire license agreement: (i) by Celularity, if we fail to meet certain minimum sales thresholds for the second year of commercial sales, and by either Celularity or us if we fail to meet certain minimum sales thresholds for the third or any subsequent year of commercial sales and (ii) by either party upon written notice if outside legal counsel recommends discontinuance of commercialization of a product because of an actual, threatened, or perceived significant safety, legal, or economic risk as a result of a claim, demand or action or as a result of a change in the interpretation of law by a governmental or regulatory authority. Each year of commercial sales are referred to in the license agreement as “launch years” and the calendar period constituting each launch year for each licensed product is determined in accordance with the terms of the license agreement. See “Item 1A. Risk Factors - If we fail to meet certain minimum sales thresholds for products licensed pursuant to our agreement with Celularity, we could lose our right to license such products.”

On December 1, 2017, we received notice from Celularity that we are in material breach of the License Agreement for failure to use commercially reasonable best efforts to undertake development activities for the licensed products under the License Agreement. Celularity has agreed to forbear from exercising its right to terminate the License Agreement until the closing of the Asset Sale Transaction or termination of the Asset Purchase Agreement for any reason. We believe that Celularity’s notice of material breach of the License Agreement is without merit.

See “Item 1A. Risk Factors -“We cannot be sure if or when the Asset Sale Transaction will be completed.”

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

We and Celularity believe that, within their intended uses, Biovance and Interfyl qualify as 361 HCT/Ps. The FDA is in the process of clarifying definitions of homologous use and minimal manipulation in their Guidance for Industry publications.

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

Biovance is currently marketed in hospitals where Diagnosis Related Group Procedures are performed, in the Veteran’s Affairs health system, and in hospital outpatient departments as well as Physician offices or other outpatient care centers. Providers of outpatient services will be reimbursed for Biovance by Medicare where there is a local coverage determination by the prevailing Medicare Administrative Contractor (“MAC”). On October 31, 2014, Biovance was assigned a new and unique, Level II Healthcare Common Procedure Coding System product reimbursement Q code (Q4154) by Centers for Medicare and Medicaid Services (“CMS”). The new reimbursement code took effect on January 1, 2015. We currently have reimbursement coverage for Biovance from all eight MACs, as well as 61% of BlueCross BlueShield covered lives in the U.S.

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

Research and Development Costs

For the years ended December 31, 2017 and 2016, we incurred research and development costs of approximately $121,000 and $859,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot ulcers. We experienced slower than expected patient enrollment and projected costs to complete the trial were significantly higher than we had previously expected. In addition, we believed there was no longer a business need for this trial due to the amount of patient data currently available, our success in getting government and commercial insurance coverage for Biovance, and our recent increase in Biovance sales. Due to these factors, we decided to terminate patient enrollment for the Biovance trial. We completed our study during the first half of 2017.

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

Employees

As of December 31, 2017, we had 60 full-time employees. Of these employees, 46 are involved with finance, sales, marketing, and administration and 14 are involved with manufacturing, clinical and regulatory matters. Our employees are not represented by a labor union or other collective bargaining groups, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

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

Risks Related to the Asset Sale Transaction with Celularity.

The announcement and pendency of the Asset Sale Transaction, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale Transaction, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. In addition, pending the completion of the Asset Sale Transaction, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters during the pendency of the Asset Sale Transaction.

We cannot be sure if or when the Asset Sale Transaction will be completed.

The closing of the Asset Sale Transaction is subject to the satisfaction or waiver of various conditions, including the Stockholder Approval. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Celularity’s favor or if other mutual closing conditions are not satisfied, Celularity will not be obligated to complete the Asset Sale Transaction. In the event that the Asset Sale Transaction is not completed, the announcement of the termination of the Asset Purchase Agreement may adversely affect the trading price of our common stock, our business and operations or our relationships with customers, suppliers and employees. In addition, (i) we will not be able to repay our debt to the lender under the Credit Agreement, and the lender may choose to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender, or seeking to foreclose on some or substantially all of our assets pursuant to the lender’s lien held on such assets and (ii) we may face termination of, or litigation with respect to, the License Agreement and the Supply Agreements as the Celularity has alleged that we are in default under each of these agreements and will only forbear from seeking to terminate such agreements to the extent that the Asset Sale Transaction closes.

In addition, if the Asset Sale Transaction is not completed, our Board, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to us as the Asset Sale Transaction.

The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale Transaction.

The Asset Purchase Agreement contains provisions that make it more difficult for us to sell our assets or engage in another type of acquisition transaction with a party other than Celularity. These provisions include a non-solicitation provision and a provision obligating us to pay Celularity a termination fee of $1.45 million under certain circumstances. These provisions could discourage a third party that might have an interest in acquiring all of, or substantially all of, our assets or our common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Celularity.

Our stockholders may not receive any of the proceeds of the Asset Sale Transaction.

The proceeds from the Asset Sale Transaction will be paid directly to us. Our Board will evaluate different alternatives for the use of the proceeds from the Asset Sale Transaction. Although the alternatives are expected to include using a portion of the proceeds to repay our outstanding indebtedness (including prepayment fees) to Perceptive of approximately $12.6 million in full, to pay transaction and other expenses of approximately $3 million, return capital to our stockholders and to use the remainder of the proceeds, together with any other sources of liquidity available to us at that time, to support operations at our hydrogel plant and to pursue strategic opportunities including, without limitation, a reverse merger transaction or a strategic acquisition, the Board may decide to utilize all of the proceeds for other purposes.

We will incur significant expenses in connection with the Asset Sale Transaction, regardless of whether the Asset Sale Transaction is completed and, in certain circumstances, may be required to pay a termination fee to Celularity.

We expect to incur significant expenses related to the Asset Sale Transaction. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Asset Sale Transaction is completed. In addition, if the Asset Purchase Agreement is terminated in certain circumstances, we will be required to pay Celularity a $1.45 million termination fee. However, if the Asset Purchase Agreement is terminated in certain other circumstances, we may be entitled to a $3 million reverse termination fee from Celularity.

 Risks Related to Our Future Operations if We Consummate the Asset Sale Transaction.

Our operations will be curtailed and we will have limited sources of revenue following the Asset Sale Transaction, which may negatively impact the value and liquidity of our common stock.

Upon the closing of the Asset Sale Transaction, our operations will be curtailed as our sources of revenue will be limited to our hydrogel manufacturing business. Although the alternatives under evaluation by our Board for the use of the proceeds from the Asset Sale Transaction includes supporting our operations at our hydrogel plant and pursuing strategic opportunities, there can be no assurance that we will be successful at carrying out such alternatives or that they will be successful at generating revenue. A failure by us to secure additional sources of revenue following the closing of the Asset Sale Transaction could negatively impact the value and liquidity of our common stock.

The uncertainty regarding the use of proceeds from the Asset Sale Transaction and our future operations may negatively impact the value and liquidity of our common stock.

Although our Board will evaluate various alternatives regarding the use of the proceeds from the Asset Sale Transaction, it has made no decision with respect to the use of proceeds and has not committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

We will continue to incur the expense of complying with public company reporting requirements following the closing of the Asset Sale Transaction.

After the Asset Sale Transaction, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

Risks Related to Our Company

The report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand in light of expected expenditures and are in default of certain financial covenants under our Credit Agreement with Perceptive, the report of Marcum LLP, our independent registered public accounting firm, with respect to our financial statements at December 31, 2017, and for the year ended December 31, 2017, contains an explanatory paragraph as to our potential inability to continue as a going concern. This opinion indicates that substantial doubt exists regarding our ability to remain in business. Such an opinion may adversely affect our ability to obtain new financing on reasonable terms or at all.

We have experienced significant losses and expect losses to continue for the foreseeable future.

We have incurred annual net losses of $25.7 million and $28.2 million, during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $150.0 million. We expect to incur additional operating losses for the foreseeable future.

We will require additional capital if we do not consummate the Asset Sale Transaction.

As of December 31, 2017, we had $2.2 million of cash on hand. Given our current cost structure, we will require additional equity and/or debt financing if we do not consummate the Asset Sale Transaction. If we are unable to raise additional capital or if we encounter circumstances that place unforeseen constraints on capital resources, we will be required to take measures to conserve liquidity, which may include, but are not limited to, eliminating all non-essential positions, ceasing all marketing efforts, curtailing business development activities and/or suspending all operations. There can be no assurance that we will be successful in improving revenues, reducing expenses and/or securing additional capital in sufficient amounts and on favorable terms to successfully continue our business.

We have a substantial amount of indebtedness under our $12.1 million principal term loan and are in default of certain financial covenants under the Credit Agreement, which may adversely affect our cash flow and our ability to operate our business.

In order to finance our acquisition of Celleration, on May 29, 2015, we and each of our subsidiaries entered into the Credit Agreement with Perceptive, which provided for a senior, secured term loan with a current principal amount of approximately $12.1 million. The full unpaid principal amount of the term loan will mature on May 29, 2019. Prior to maturity, on the last business day of each calendar month commencing on the earlier of April 30, 2018 or the date the Asset Purchase Agreement with Celularity is terminated, we will be required to make monthly principal payments of $225,000, with any remaining unpaid balance of the term loan being payable in cash on the maturity date. The repayment of the term loan and our obligations under the Credit Agreement are secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property. The Credit Agreement also contains certain restrictions that prohibit us and our subsidiaries from engaging in certain transactions and activities, including but not limited to the following:

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

The Credit Agreement also requires us to meet certain financial covenants. Our ability to meet these financial covenants may be affected by events beyond our control. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Credit Agreement, the lender could institute foreclosure proceedings against our assets, which would harm our business, financial condition and results of operations. We are currently in default of certain financial covenants under the Credit Agreement.

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

We are currently in default of certain financial covenants under the Credit Agreement, which allows the lender to exercise certain rights and remedies, including, without limitation, declaring the entire outstanding indebtedness under the Credit Agreement of approximately $12.1 million immediately due and payable, imposing a default rate of interest and/or foreclosing on some or substantially all of our assets.

Under the Forbearance and Amendment Agreement dated as of February 5, 2018, the lender agreed to defer the commencement of our remaining principal payments and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to our default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016, (C) March 31, 2017, (D) June 30, 2017, (E) September 30, 2017, and (F) December 31, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of April 30, 2018, the termination of the Asset Purchase Agreement, or the date when the lender becomes aware of any other default.

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

Events of default under the Credit Agreement include, but are not limited to, the following:

•	failure to pay principal, interest or other amounts, if any, when due;

•	any form of bankruptcy or insolvency proceeding instituted by or against us or any of our subsidiaries that is not dismissed in 60 days;

•	a default occurring under any debenture, mortgage, credit agreement, indenture or other instrument representing or securing indebtedness in an amount exceeding $250,000;

•	we or any of our subsidiaries is party to a change of control;

•	the FDA or other governmental authority (i) issues a letter or other communication asserting any of our products lacks a required product authorization, including in respect of CE marks or 510(k)s or 361 HCT/P qualification, or (ii) initiates enforcement action or warning against us, any of our products or manufacturing facilities resulting in the discontinuance of marketing, withdrawal of any material products, or delay in the manufacture of any material products, each lasting for more than 90 days;

•	a recall of any product that has generated or is expected to generate at least $1.0 million in revenue in the aggregate over any consecutive twelve (12) month period;

•	we or any of our subsidiaries enters into a settlement agreement with the FDA or any other governmental authority that results in aggregate liability as to any single or related series of transactions, incidents or conditions, in excess of $500,000;

•	we are in default under our license agreement with Celularity or the license agreement is terminated, amended, waived or otherwise modified in a manner materially adverse to the lender’s interests; and

•	failure to observe or perform any other covenant contained in the Credit Agreement.

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

As of December 31, 2017, we had $1.7 million in goodwill related to acquisitions, which represents the purchase price we paid in excess of the fair value of the net tangible assets and identifiable intangible assets we acquired. We assess the recoverability of goodwill annually, at the beginning of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Under Financial Accounting Standards Board guidance for goodwill and other intangible assets, a reporting unit is defined as an operating segment or one level below the operating segment, called a component. However, two or more components of an operating segment will be aggregated and deemed a single reporting unit if the components have similar economic characteristics. We adopted authoritative accounting guidance that allows us to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. We perform the quantitative test if the qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. When performing the quantitative test, an impairment loss is recognized if the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit and the carrying amount of reporting unit goodwill is determined to exceed the implied fair value of that goodwill. As of December 31, 2017 and 2016, we elected to bypass the qualitative assessment and proceed directly to the quantitative test for our reporting unit. As of December 31, 2017, the estimated fair value of our reporting unit was calculated using the sale price of the Asset Sales Transaction. As of December 31, 2016, the estimated fair value of our reporting unit was calculated using a discounted cash flow model. During the year ended December 31, 2017, we recorded an impairment charge of approximately $10.3 million related to our goodwill. During the year ended December 31, 2016, we recorded an impairment charge of approximately $1.7 million related to our MIST tradename and approximately $9.2 million related to our goodwill.

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

If we fail to meet certain minimum sales thresholds for products licensed pursuant to our agreement with Celularity, we could lose our right to license such products.

Our license agreement with Celularity is terminable on a product-by-product basis if we fail to meet certain minimum sales thresholds in the second year or any subsequent year of commercial sales of the licensed products. Each year of commercial sales is referred to in the license agreement as “launch years” and the calendar period constituting each launch year for the licensed product is determined in accordance with the terms of the license agreement, and for the purpose of determining whether the license can be terminated for failure to meet the minimum sales threshold, Biovance and Interfyl are treated on an aggregate basis as if a single licensed product. To maintain our license for Biovance and Interfyl, we must meet a minimum gross sales amount for Biovance and Interfyl in the second year and third year of commercial sales. If we fail to meet the minimum threshold in the second year of commercial sales of a licensed product, we would be able to cure such failure by making a cure payment specified in the license agreement to Celularity; provided, however, we do not have the option to make a cure payment, should we fail to meet the minimum threshold for such product in the third year of commercial sales, and Celularity may terminate the license agreement with respect to such product. If we do not meet the minimum sales threshold, Celularity may terminate the license with respect to Biovance and Interfyl. Even though we are implementing sales and marketing strategies to meet this minimum gross sales amount, no assurance can be given that we will be able to meet the minimum sales thresholds for Biovance and Interfyl. If we were to lose or otherwise become unable to maintain our right to license Biovance, Interfyl or other products from Celularity, it could have a material adverse effect on our business, financial condition and results of operations. In addition, any termination of our right to license Biovance, Interfyl or other products under the license agreement with Celularity could trigger an event of default under our Credit Agreement.

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

We believe that our success will depend, in part, upon our ability to retain David Johnson, our Chief Executive Officer. There can be no assurance that we will be able to find and attract additional qualified employees or retain our Chief Executive Officer and other key personnel. Our inability to hire qualified personnel, or the loss of services of or Chief Executive Officer or key personnel who may be hired in the future may have a material and adverse effect on our business.

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

Our products are subject to rigorous pre- and post-approval regulation by the FDA as well as other federal and state authorities. Based on scientific developments, post-market experience, or other legislative or regulatory changes, the current FDA standards of review for approving new medical device and other FDA regulated products are sometimes more stringent than those that were applied in the past. For example, with passage of the Food and Drug Administration Safety and Innovation Act in 2012 (the “FDASIA”), the FDA was required to revisit some of its policies regarding 510(k) devices which resulted in the FDA drafting new guidance for the 510(k) process. The FDA continues to revisit and clarify its guidance regarding 510(k) devices, and such revisions could impact the process for clearing medical devices, determining which devices are eligible for 510(k) clearance, the ability to rescind previously granted 510(k) clearances and additional requirements that may significantly impact the process.

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

We and Celularity believe that each of Biovance and Interfyl qualifies as a 361 HCT/P. The FDA has published several draft guidance documents relating to the regulation of HCT/Ps, including the determination of what constitutes minimal manipulation, and held a public hearing on the subject in September 2016. We cannot predict whether or when the FDA will publish any final guidance documents. Moreover, guidance documents, even in final form, are not binding and are merely a reflection of the FDA’s thinking on a particular issue at the time that the final guidance document is published. Should the FDA finalize these drafts and include a significant change in its policy with respect to 361 HCT/P qualifications, or determine that our marketing claims exceed what would be permitted for a 361 HCT/P product, and either Biovance and/or Interfyl is determined to not qualify as a 361 HCT/P product, we may have to obtain approval or clearance from the FDA before we can continue to market Biovance or Interfyl in the United States. Furthermore, a communication from the FDA asserting that either Biovance or Interfyl does not qualify as a 361 HCT/P product could also trigger an event of default under our Credit Agreement.

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

We may face product liability claims that could result in costly litigation and significant liabilities, and we may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. This risk exists even if a device is cleared or approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Manufacturing and marketing of our commercial devices may expose us to product liability and other tort claims. Additionally, regardless of the merit or eventual outcome, product liability claims may result in:

•	litigation costs;

•	distraction of management’s attention from our primary business;

•	impairment of our business reputation;

•	the inability to commercialize our devices;

•	device recall or withdrawal from the market;

•	withdrawal of clinical trial participants;

•	substantial monetary awards to patients or other claimants; or

•	loss of revenue.

Although we have, and intend to maintain, liability insurance, the coverage limits of our insurance policies may not be adequate, and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. If we are unable to obtain insurance in the future at an acceptable cost or on acceptable terms with adequate coverage, we will be exposed to significant liabilities.

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

Under our Supply Agreements, we receive finished goods from Celularity. Because we have no direct control over Celularity’s suppliers, interruptions or delays in the products and services provided by these parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary products, we would be unable to sell any products that we expect from Celularity, and, therefore, could experience a significant adverse impact on our revenue.

In addition, on December 1, 2017, we received notice from Celularity that we are in material breach of the Supply Agreements for failure to purchase the required amounts of materials under the Supply Agreements. Celularity estimated that an additional purchase of at least $842,000 would have to be made by us to remedy this breach. Celularity has agreed to forbear from exercising its right to terminate the supply agreement until the closing of the Asset Purchase Agreement or termination of the Asset Purchase Agreement for any reason. If we do not consummate the Asset Sale Transaction and we were to lose our rights to purchase finished goods from Celularity under the Supply Agreements, it will have a significant adverse effect on our business, financial condition and results of operations.

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

Contractual and other disagreements with or involving our licensors, distribution partners and other commercial partners could harm our business, make us liable to them or result in litigation costs or other expenses, particularly if we do not consummate the Asset Sale Transaction.

Our agreements with licensors, distribution partners and other commercial partners require us to comply with performance conditions that are subject to interpretation and could result in disagreements.  At any given time, we may be in disputes with one or more licensors, distribution partners or other commercial partners. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. On December 1, 2017, we received the Notices from Celularity. Celularity has agreed to forbear from exercising its right to terminate the license agreement until the closing of the Asset Sale Transaction or termination of the Asset Purchase Agreement for any reason. If we do not consummate the Asset Sale Transaction and transfer the License Agreement and Supply Agreements to Celularity as a part of the Purchased Assets we may face termination or litigation with respect to the Supply Agreements and the License Agreement. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with such licensors, distribution partners or any other third-party. A contractual dispute may result in a licensor or other commercial partners seeking to terminate our agreements, which could harm our business, even if such termination would be wrongful.

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

Risks Related to Ownership of Our Common Stock and Warrants

The issuance of additional equity securities may negatively impact the trading price of our common stock.

We have issued equity securities in the past and may continue to issue equity securities to finance our activities in the future. We may not be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share previously paid by investors. In addition, outstanding options and warrants to purchase our common stock may be exercised and additional options and warrants may be issued, resulting in the issuance of additional shares of common stock. The issuance by us of additional equity securities or securities convertible into or exchangeable or exercisable for common stock, may result in additional dilution to our stockholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our common stock.

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

We do not expect to pay dividends in the future if we do not consummate the Asset Sale Transaction. As a result, any return on investment may be limited to the value of our common stock.

We do not anticipate paying any dividends in the foreseeable future if we do not consummate the Asset Sale. Our Credit Agreement prohibits us from paying cash dividends or distributions on our capital stock. Even if we are permitted to pay cash dividends in the future, we currently intend to retain any future earnings for funding growth if we do not consummate the Asset Sale Transaction. As a result, an investor should not rely on an investment in our securities if such investor requires dividend income. Capital appreciation, if any, of our shares may be the only source of gain on our securities for the foreseeable future. Moreover, an investor may not be able to re-sell such investor’s shares at or above the price paid for them.

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

Our board of directors can authorize the issuance of preferred stock, which could diminish the rights of holders of our common stock and make a change of control of it more difficult even if it might benefit our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

As of December 31, 2017, we operated three offices, with our corporate headquarters located in Yardley, Pennsylvania, where we lease approximately 9,000 square feet of office space. We maintain a combined corporate office and warehouse facility in Eden Prairie, Minnesota, where we lease approximately 9,000 square feet of space, as well as a manufacturing facility in Langhorne, Pennsylvania, where we lease approximately 16,500 square feet of office and manufacturing space. We believe that all our facilities are well maintained and are suitable and adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. We believe we have meritorious defenses against all pending claims and intend to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, we believe the amount of liability, if any, with respect to such actions, would not materially affect our financial position, results of operations or cash flows.

On February 22, 2018, a putative stockholder class action complaint was filed in the United States District Court for the District of Delaware against us and each member of the Board, captioned Ronald Cresta, Individually and on Behalf of All Others Similarly Situated v. Alliqua BioMedical Inc., David Johnson, Joseph M. Leone, Gary Restani, Jeffrey Sklar and Mark Wagner. The complaint alleges, among other things, that we and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Asset Sale Transaction through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, to enjoin us and the Board from conducting the stockholder vote on the Asset Sale Transaction unless and until the allegedly omitted material information is disclosed to the Company’s stockholders, damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.

We are reviewing the complaint and have not yet formally responded to it, but we believe that the plaintiffs’ allegations are without merit and intend to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that our defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been listed on The NASDAQ Capital Market under the symbol “ALQA” since January 28, 2014. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on The NASDAQ Capital Market for the period indicated. The sales prices for our common stock are adjusted for the 1-for-10 reverse stock split of our common stock that occurred on October 5, 2017:

	2017		2016
	High	Low	High	Low

Fourth Quarter	$3.85	$1.81	$9.50	$5.70
Third Quarter	$4.60	$2.30	$13.00	$7.30
Second Quarter	$5.30	$3.20	$14.80	$7.00
First Quarter	$8.50	$4.10	$23.00	$7.60

Holders of Record

As of February 28, 2018, there were approximately 263 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and, if we do not consummate the Asset Sale Transaction, do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. In addition, our Credit Agreement prohibits us from paying cash dividends or distributions on our capital stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2017.

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

On January 5, 2018, we entered into the Asset Purchase Agreement pursuant to which we will sell the Purchased Assets to Celularity. As consideration for the Purchased Assets, Celularity has agreed to pay us $29 million in cash. No debt or significant liabilities will be assumed by the Celularity in the Asset Sale Transaction.

Under the terms of the Asset Purchase Agreement, we will retain certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including our SilverSeal and Hydress product lines.

The transactions contemplated by the Asset Purchase Agreement must be approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of our common stock. In addition to the receipt of our approval of our stockholders, each party’s obligation to consummate the Asset Sale Transaction is conditioned upon certain other customary closing conditions. We expect the Asset Sale Transaction to be consummated no later than May 31, 2018.

Recent Events

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

Senior Secured Term Loan Facility

We are currently in default of certain financial covenants under the Credit Agreement, as a result of our failure (A) to achieve $22.25 million, $24.6 million, $27.0 million, $30.3 million $33.8 million and $37.8 million of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017 September 30, 2017 and December 31, 2017, respectively, and (B) to maintain on a consolidated basis, a monthly minimum cash balance of at least $2 million. Under the Forbearance and Amendment Agreement dated as of February 5, 2018, the lender agreed to defer the commencement of our remaining principal payments and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to our default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016, (C) March 31, 2017, (D) June 30, 2017, (E) September 30, 2017, and (F) December 31, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of April 30, 2018, the termination of the Asset Purchase Agreement with Celularity, or the date when the lender becomes aware of any other default.

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

If we consummate the Asset Sale Transactions, we plan to fully repay this debt from the proceeds of the Asset Purchase Transaction.

Contract Manufacturing Business

During the year ended December 31, 2017, one customer accounted for 67% of our contract manufacturing revenue and 6% of our total net revenue from continuing operations. We are uncertain as to this customer’s intentions to use our services during the fiscal year ending December 31, 2018.

Asset Sales

In order to add capital and to focus on future investments on commercializing our own regenerative technologies, on August 31, 2017, we entered into the Argentum Purchase Agreement whereby we agreed to sell to Argentum all of the our rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by us in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by us, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for the unsold TheraBond inventory upon our completion of our obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on our balance sheet as of December 31, 2017. As a result of the foregoing, we no longer distribute Therabond and past sales of Therabond are accounted for as a discontinued operation.

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

We advanced Soluble $1.4 million, $1.0 million during the year ended December 31, 2016 and $0.4 million on January 30, 2017.

On October 27, 2017, we received $1 million under an agreement with Soluble in connection with amounts advanced to Soluble by us. With the receipt of this $1 million, we acknowledged that all amounts due to us from Soluble were paid in full.

Private Placement

On February 27, 2017, we issued and sold an aggregate of 554,000 shares of our common stock at a purchase price of $5.00 per share to certain accredited investors in a private placement (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). Proceeds from the Private Placement, net of underwriting and administrative fees, were approximately $2.5 million.

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

On April 3, 2017, we issued warrants to purchase an aggregate of 23,684 shares of our common stock to the underwriter of this offering. These warrants were immediately exercisable, have an exercise price of $4.40, and expire on March 29, 2022.

Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $21.90, the exercise price of these November 2012 warrants was adjusted to the public offering price of $4.00. As of April 3, 2017, November 2012 warrants to purchase 36,230 shares of the Company’s common stock were outstanding. These warrants expired in November 2017.

Amendment and Adjustments of the Perceptive Warrant

On April 6, 2017, we and Perceptive entered into an amendment and restatement of a warrant to reduce the exercise price from $5.00 to $4.70, reflecting the impact of the public offering price of $4.00 per share at which we sold our common stock in the underwritten public offering that closed on April 3, 2017 as described above. The warrant was exercisable for 200,000 shares of our common stock. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. On June 1, 2017, we and Perceptive entered into an amendment to increase the warrant from 200,000 to 210,000 shares of our common stock as well as delay the principal payments due under the Credit Agreement beginning June 30, 2017 until August 31, 2017.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Overview.

Our operations intended to be sold under the Asset Purchase Agreement have not been reclassified to discontinued operations since they are classified as Held for Use. These operations will be presented in continuing operations until the Asset Purchase Agreement is approved by our stockholders. Upon approval of the Asset Purchase Agreement, these operations will be reclassified to discontinued operations.

For the years ended December 31, 2017 and 2016, we had a net loss of $25.7 million and $28.2 million, respectively. Included in the operating loss for the years ended December 31, 2017 and 2016 was non-cash stock-based compensation of $2.0 million and $4.9 million, and an increase in the fair value adjustments to contingent consideration of $35,000 and a decrease in the fair value adjustments to contingent consideration of $10.1 million, respectively. Impairment charges of $10.3 million and $10.9 million were also included in our operating loss for the year ended December 31, 2017 and 2016, respectively.

Revenues, net. For the year ended December 31, 2017 revenues increased by $3.3 million, or 20%, to $19.6 million from $16.3 million for the year ended December 31, 2016.   The increase in our overall revenue was primarily due to increase in sales of our biologics products.

The components of revenue were as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Revenues
Product	$17,573	$14,142
Contract manufacturing	1,992	2,152
Total revenues, net	$19,565	$16,294

Gross profit. Our gross profit was $12.8 million for the year ended December 31, 2017 compared to gross profit of $10.2 million for the year ended December 31, 2016.  The improved results for the year ended December 31, 2017, as compared to 2016 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 75%, while our overall gross margin was approximately 65% for year ended December 31, 2017. Gross margin on our product sales was approximately 77%, while our overall gross margin was approximately 63% for year ended December 31, 2016.

The components of cost of revenues are as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenues
Materials and finished products	$4,315	$3,301
Stock-based compensation	45	184
Compensation and benefits	663	916
Depreciation and amortization	841	779
Equipment, production and other expenses	899	871
Total cost of revenues	$6,763	$6,051

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Selling, general and administrative expenses
Compensation and benefits	$12,798	$15,504
Stock-based compensation	1,975	4,691
Professional fees	2,866	4,420
Marketing	1,435	2,302
Depreciation and amortization	4,404	3,054
Other expenses	4,612	5,354
Total selling, general and administrative expenses	$28,090	$35,325

Selling, general and administrative expenses decreased by $7.2 million, to $28.1 million for the year ended December 31, 2017, as compared to $35.3 million for the year ended December 31, 2016.

Compensation and benefits decreased by $2.7 million, to $12.8 million for the year ended December 31, 2017, as compared to $15.5 million for the year ended December 31, 2016. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2017 compared to 2016. Stock-based compensation decreased by $2.7 million, to $2.0 million for the year ended December 31, 2017, as compared to $4.7 million for the year ended December 31, 2016.  The decrease in stock-based compensation is primarily due to the lower weighted average estimated fair value of options granted during the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Marketing expenses decreased by $0.9 million to $1.4 million for the year ended December 31, 2017, as compared to $2.3 million for the year ended December 31, 2016. This decrease was primarily due to a reduction in the number of industry conferences attended.

The decrease in professional fees and other expenses is due to a reduction in expenditures for recruiting, travel, information technology, and legal fees. This decrease is consistent with our strategy to reduce operating costs.

Royalties. Royalties expense decreased by $0.3 million, to $0.8 million for the year ended December 31, 2017, as compared to $1.1 million for the year ended December 31, 2016. During the year ended December 31, 2016, a minimum royalty of $600,000 was due Noble Fiber Technologies (“Noble”). During the year ended December 31, 2017, there was no minimum royalty due Noble. The decrease in royalties payable to Noble was offset by increased royalties paid to Celularity, due to increased sales of our licensed biologics products.

Research and product development expenses. During the years ended December 31, 2017 and 2016, we incurred research and development costs of approximately $121,000 and $859,000, respectively, related to a randomized controlled trial for our Biovance product in chronic diabetic foot ulcers. We experienced slower than expected patient enrollment and projected costs to complete the trial were significantly higher than we had previously expected. In addition, we believed there was no longer a business need for this trial due to the amount of patient data currently available, our success in getting government and commercial insurance coverage for Biovance, and our recent increase in Biovance sales. Due to these factors, we decided to terminate patient enrollment for the Biovance trial. We completed our study during the first half of 2017.

Milestone expense to licensor. During the year ended December 31, 2016, we incurred $1.0 million of milestone expense for achieving two of the three milestones under the license agreement with HLI related to the launch of the Interfyl product. We incurred expense of $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. We initiated sales and marketing efforts of Interfyl in September 2016 and commercial sales of both configurations occurred in September 2016. This milestone payment is included in other current liabilities as of December 31, 2017. This milestone payment will be forgiven by Celularity if the Asset Sale Transaction is consummated.

Acquisition-related expenses. On October 5, 2016, we entered into a merger agreement to acquire the business of Soluble through a series of transactions. On February 27, 2017, we terminated this agreement.

In connection with the merger agreement to acquire the business of Soluble, we provided Soluble with bridge loans in the form of subordinated promissory notes totaling approximately $1.4 million.  We advanced Soluble $1.0 million during the year ended December 31, 2016 and $0.4 million on January 30, 2017.  Pursuant to the terms of the merger agreement, the amount was to be repaid in full upon termination of the agreement.

On October 27, 2017, we received $1 million under an agreement with Soluble in connection with amounts advanced to Soluble by us. With the receipt of this $1 million, we acknowledged that all amounts due to us from Soluble were paid in full.

During the year ended December 31, 2017 we recorded a reduction of $365,000 in acquisition expenses which consisted of a recovery of bad debt expense for $650,000, offset by approximately $285,000 of other acquisition related expenses related to the terminated Soluble transaction.

During the year ended December 31, 2016, we incurred $3.0 million of acquisition-related costs related to Soluble, including bad debt expense of $1.0 million related to amounts advanced to Soluble as of that date.

Change in fair value of contingent consideration liability. During the year ended December 31, 2017, we recorded an increase in the fair value of the contingent consideration liability of approximately $35,000 compared to a decrease of $10.1 million in the year ended December 31, 2016.

The decrease in the fair value of the contingent consideration liability in the year ended December 31, 2016 was due to lower MIST sales than originally projected.

Impairment charges. During the year ended December 31, 2017, we recorded an impairment charge of approximately $10.3 million related to our goodwill. We proceeded directly to the quantitative analysis considering the consideration to be received and the assets to be sold under the Asset Purchase Agreement. During the year ended December 31, 2016, we recorded an impairment charge of approximately $1.7 million related to our MIST Therapy tradename and $9.2 million related to our goodwill. The impairment charge was triggered by the significant and sustained decline in our stock price and resulting market capitalization. The revenue from our portfolio of advanced wound care technologies was less than anticipated. Based on our revised forecasts our fair value was calculated to be less than the amounts assigned to our assets and liabilities resulting in an impairment of goodwill as of December 31, 2016. The impairment charge related to the tradename was calculated based on the fair value of MIST Therapy tradename as compared to the carrying value as of December 31, 2016

Warrant modification expense. During the year ended December 31, 2017, we recognized $803,000 of warrant modification expense in connection with the amendment of the warrant issued to Perceptive. In connection with entry into the January 2017 forbearance agreement, as amended March and June 2017, we also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement in May 2015. The amended and restated warrant is exercisable for 210,000 shares of our common stock. The expense recorded during the year ended December 31, 2017 represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the respective modification dates.

Other income. During the year ended December 31, 2017, we were required to perform certain services related to the transition of the TheraBond business to Argentum. As compensation, Argentum paid us $200,000 for the services completed during the year ended December 31, 2017. This compensation was recognized over the 90-day service period and is included in other income for the year ended December 31, 2017. During the year ended December 31, 2016, we were required to perform certain services related to the transition of the sorbion business to BSN. As compensation, BSN paid us $100,000 for the services completed during the year ended December 31, 2016. This compensation was recognized over the 90-day service period and is included in other income for the year ended December 31, 2016.

Income tax benefit. During the year ended December 31, 2017, we recorded an income tax benefit of approximately $743,000. The income tax benefit is primarily attributable to the change in the useful life of the MIST Therapy tradename from indefinite to definite, which necessitates a write-down of the deferred tax liability associated with the asset. During the year ended December 31, 2016, we recorded an income tax benefit of approximately $715,000.

On December 22, 2017, the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (“the Act”). The Act significantly changes the U.S. corporate tax system. We have reasonably estimated the accounting for the effects of the Act during the year ended December 31, 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act including a reduction in the corporate tax rate from 34% to 21% and changes to limitations on deductibility of executive compensation. As we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2017, these changes have no impact on the income tax benefit for year ending December 31, 2017. Given the significant changes resulting from and complexities associated with the Act, the financial impacts for the fourth quarter and full year 2017 are provisional and subject to further analysis, interpretation and clarification of the Act, which could result in changes to these estimates during 2018. We will reflect any adjustments to the provisional amounts within one year from the enactment date of the Act, if applicable. For additional discussion of the impact on the income tax provision, other income tax balances and related disclosures, see “Note 15 – Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements.

Income from Discontinued Operations. During the year ended December 31, 2017, we sold our rights to the TheraBond product line, as well as our remaining TheraBond inventory. This sale resulted in income from discontinued operations of approximately $2.15 million for the year ended December 31, 2017, which consists of $454,000 of income from discontinued operations as well as $1.7 million recognized as a gain on the sale of the assets. During the year ended December 31, 2016, we had $4.2 million of income from discontinued operations in connection with our discontinued sorbion product line and $0.6 million from our discontinued Therabond product line.

Liquidity and Capital Resources

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

As of December 31, 2017, we had cash and cash equivalents totaling $2.2 million compared to $5.6 million at December 31, 2016.  The decrease was largely attributable to cash used in operating activities of approximately $10.7 million, $1.6 million paid to Perceptive for the early extinguishment of debt, $675,000 to pay a portion of the contingent consideration related to the Celleration acquisition, and $350,000 issued as a bridge loan to Soluble in connection with the terminated acquisition. This decrease was offset by $5.9 million received from net proceeds from the issuance of common stock, the proceeds of $3.4 million from the sale of TheraBond and $1 million repaid by Soluble in connection with the bridge loan.

Net cash used in operating activities was $10.7 million and $18.3 million for the years ended December 31, 2017 and 2016, respectively. The decrease in net cash used in operating activities was due to an increase in our gross profit and a decrease in our selling, general and administrative expenses.

Net cash provided by investing activities was $3.9 million for the year ended December 31, 2017, compared to net cash used in investing activities of $2.2 million in the year ended December 31, 2016. Cash provided by investing activities during the year ended December 31, 2017 included $3.4 million from the sale of TheraBond and net receipts of $650,000 from Soluble. Cash provided by investing activities during the year ended December 31, 2016 included $4.1 million received from the sale of the rights to the sorbion product, offset by purchases of improvements and equipment of $893,000 and $1.0 million provided to Soluble as a bridge loan.

Net cash provided by financing activities for the year ended December 31, 2017 consisted of $5.9 million received from issuance of common stock offset by payments of $1.6 million to repay a portion of our long-term debt and $675,000 to pay the cash portion of the contingent consideration related to the Celleration acquisition. During the year ended December 31, 2016, net cash flow used in financing activities consisted of $2.6 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition and $1.7 million utilized to repay a portion of our long-term debt.

At December 31, 2017, current assets totaled $7.5 million and current liabilities totaled $17.0 million, as compared to current assets totaling $11.8 million and current liabilities totaling $20.1 million at December 31, 2016. As a result, we had negative working capital of $9.5 million at December 31, 2017 compared to working capital of $8.4 million at December 31, 2016.

Our cash requirements have historically been for mergers and acquisitions, post-market clinical trials, marketing and sales activities, finance and administrative costs, capital expenditures and overall working capital. We have experienced negative operating cash flows since inception and have funded our operations primarily from sales of common stock and other securities.

Liquidity Outlook

Because we have had recurring losses, negative cash flows from operating activities, limited cash on hand in light of our expected expenditures and are in default of our Credit Agreement, the report of our independent auditors with respect to our financial statements as of December 31, 2017 and for the year ended December 31, 2017 contains an explanatory paragraph as to the potential inability to continue as a going concern. This opinion indicates that substantial doubt exists regarding our ability to remain in business.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring losses since our inception. We incurred a net loss of $25.7 million and used $10.7 million in cash from operations for the year ended December 31, 2017, and had an accumulated deficit of $150.0 million as of December 31, 2017. At December 31, 2017, we had approximately $2.2 million of cash and cash equivalents.

On December 1, 2017, we received the Notices from Celularity. Celularity estimated that an additional purchase of at least $842,000 would have to be made by us to remedy the breach under the Supply Agreements. Celularity has agreed to forbear from exercising its right to terminate the Supply Agreements and License Agreements until the closing of the Asset Sale Transaction or termination of the Asset Purchase Agreement for any reason. We believe that Celularity’s notice of material breach of the License Agreement is without merit.

If we do not receive stockholder approval, the Asset Sale Transaction will not occur. Instead, we will retain the assets and liabilities proposed to be sold in the Asset Sale Transaction and will not receive the $29 million cash consideration from Celularity. We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of our failure to achieve $24,600,000, $27,200,000, $30,300,000, $33,800,000 and $37,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. The Company is also currently in default of a minimum cash balance requirement under the Credit Agreement due to the Company having a cash balance of less than $2,000,000. As of the date hereof, the lender has agreed to forbear from exercising any rights and remedies related to each such event of default until the earlier of April 30, 2018 or the termination of the Asset Purchase Agreement with Celularity. In addition, on December 1, 2017, we received the Notices from Celularity.

Without receipt of the cash consideration from Celularity, we will not be able to repay our indebtedness under the Credit Agreement and will be unable to purchase materials under the Supply Agreements. The lender under the Credit Agreement may pursue the rights and remedies available to it under the Credit Agreement including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, the lender has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets. If we do not consummate the Asset Sale Transaction with Celularity and transfer the License Agreement and Supply Agreements to Celularity as part of the Purchased Assets, we may face termination or litigation with respect to the Supply Agreements and the License Agreement. If we were to lose our rights to license Biovance, Interfyl or other products from Celularity under the License Agreement, it will have a material adverse effect on our business, financial condition and results of operations which could force the Company to file for bankruptcy if we are not successful in obtaining the level of financing needed for our operations.

Therefore, if we do not consummate the Asset Sale Transaction, due to our history of recurring losses and our negative working capital, there is substantial doubt about our ability to continue operating as a going concern within one year from the date of this filing.

If we consummate the Asset Sale Transaction, we, and not our stockholders, will receive the proceeds from the Asset Sale Transaction. We do not intend to liquidate following the Asset Sale Transaction. Our Board will evaluate alternatives for the use of the cash proceeds to be received at closing, which alternatives are expected to include using a portion of the proceeds to repay our outstanding indebtedness (including prepayment fees) to Perceptive of approximately $12.6 million in full and to pay transaction and other expenses of approximately $3 million. In addition, we intend to continue to maximize stockholder interests with a goal of returning value to our stockholders. Although our Board has not made any determination, such alternatives may include paying a special dividend, a share repurchase or other return of capital to our stockholders. We intend to use the remainder of the proceeds, together with any other sources of liquidity available to us at that time, to support operations at our hydrogel plant and to pursue strategic opportunities including, without limitation, a reverse merger transaction or a strategic acquisition. The amounts and timing of our actual expenditures, however, will depend upon numerous factors, and we may find it necessary or advisable to use portions of the proceeds from the Asset Sale Transaction for different or presently non-contemplated purposes.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

On January 5, 2018, we entered into the Asset Purchase Agreement pursuant to which we agreed to sell the Purchased Assets to Celularity. As consideration for the Purchased Assets, Celularity has agreed to pay us $29 million in cash. No debt or significant liabilities will be assumed by the Celularity in the Asset Sale.

Under the terms of the Asset Purchase Agreement, we will retain certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including our SilverSeal and Hydress product lines.

The transactions contemplated by the Asset Purchase Agreement must be approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of our common stock. In addition, to the receipt of our approval of our stockholders, each party’s obligation to consummate the Asset Sale is conditioned upon certain other customary closing conditions.

We proceeded directly to the quantitative analysis considering the consideration to be received and the assets to be sold under the Asset Purchase Agreement. As a result of this test, our goodwill was determined to be impaired and an impairment charge of $10.3 million was recorded for the year ended December 31, 2017.

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

If different assumptions for our goodwill and other indefinite-lived intangible assets impairment tests had been applied, significantly different outcomes could have resulted. There can be no assurance that the estimates and assumptions used in our goodwill and indefinite-lived intangible assets impairment testing performed as of the end of the fourth quarter of 2017 will prove to be accurate predictions of the future. For example, if general macroeconomic conditions deteriorate or otherwise vary from current assumptions (including changes in the weighted average cost of capital), industry or market conditions deteriorate, business conditions or strategies for a specific reporting unit change from current assumptions, including cost increases or loss of major customers, our businesses do not perform as projected, or there is an extended period of a significant decline in our stock price, this could be an indicator that the excess fair value of our reporting units could be lessened and the chance of an impairment of goodwill could be raised.

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

Due to the Asset Purchase Agreement, we expect that it is more likely than not that our long-lived asset group related to the Purchased Assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We, therefore, tested our long-lived assets for recoverability as of December 31, 2017. These long-lived assets consist of property, plant and equipment and intangible assets subject to amortization.

The expected consideration under the Asset Purchase Agreement for the sale of the long-lived asset group related to the Purchased Assets approximate the net book value of these assets at December 31, 2017. Therefore, no impairment charge was recorded for long-lived assets during the year ended December 31, 2017

Recent Accounting Standards

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2017.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, (our “Proxy Statement”), and is incorporated herein by reference.

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

Date: March 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID JOHNSON	President, Chief Executive Officer and Director	March 2, 2018
David Johnson	(principal executive officer)

/s/ BRIAN M. POSNER	Chief Financial Officer, Treasurer and Secretary	March 2, 2018
Brian M. Posner	(principal financial and accounting officer)

/s/ JOSEPH LEONE	Director	March 2, 2018
Joseph Leone

/s/ GARY RESTANI	Director	March 2, 2018
Gary Restani

/s/ JEFFREY SKLAR	Director	March 2, 2018
Jeffrey Sklar

/s/ MARK WAGNER	Director	March 2, 2018
Mark Wagner

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 5, 2014, by and between Alliqua, Inc., ALQA Merger Sub, Inc., Choice Therapeutics, Inc. and E. James Hutchens, as the Stockholder Representative, incorporated by reference to Exhibit 2.1 to the Form 8-K filed May 6, 2014.
2.2	Agreement and Plan of Merger, dated June 5, 2014, by and between Alliqua, Inc. and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 11, 2014.
2.3**	Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 2, 2015.
2.4**	Contribution Agreement and Plan of Merger, dated October 5, 2016, by and among Alliqua BioMedical, Inc., Alliqua Holdings, Inc., Chesapeake Merger Corp., and Soluble Systems, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 6, 2016.
2.5**	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018.
2.6**	Asset Purchase Agreement, dated August 31, 2017, by and between Alliqua BioMedical, Inc. and Argentum Medical, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2017.
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 11, 2014.
3.2	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to the Form 8-K filed June 11, 2014.
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016.
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017.
3.5	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 11, 2014.
4.1	Form of Warrant used in connection with February 16, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 21, 2012.
4.2	Form of Warrant used in connection with August 14, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 16, 2012.
4.3	Form of Warrant used in connection with November 8, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012.
4.4	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.
4.5	Form of Warrant used in connection with April and May 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.
4.6	Form of Warrant used in connection with June 28, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed July 5, 2013.
4.7	Form of $0.10 Warrant used in connection with October 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 28, 2013.
4.8	Warrant issued to Celgene Corporation on November 18, 2013, incorporated by reference to Exhibit 4.12 to the Form 10-K filed December 31, 2013.
4.9	Form of Warrant used in connection with November 18, 2013 private placement, incorporated by reference to Exhibit 4.13 to the Form 10-K filed December 31, 2013.
4.10	Form of Warrant, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 15, 2014.
4.11	Form of Warrant, dated April 3, 2017, by and between Alliqua BioMedical, Inc. and H.C. Wainwright & Co. LLC and its designees, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 4, 2017.
10.1+	2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form S-8 filed on May 8, 2003.
10.2+	Form of Nonstatutory Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form 10-K/A filed May 16, 2013.
10.3+	Form of Incentive Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-K/A filed May 16, 2013.
10.4+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.
10.5	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.6	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.

10.7+	2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2011.
10.8	Form of Securities Purchase Agreement, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 21, 2012.
10.9	Securities Purchase Agreement, dated as of August 14, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 16, 2012.
10.10	Securities Purchase Agreement, dated as of November 8, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012.
10.11+	First Amendment to the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.
10.12+	Form of Nonstatutory Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-K/A filed May 16, 2013.
10.13+	Form of Incentive Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed May 16, 2013.
10.14+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.
10.15+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.
10.16	Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.
10.17	Securities Purchase Agreement, dated as of April 11, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 26, 2013.
10.18	Securities Purchase Agreement, dated as of June 28, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.3 to the Form 8-K filed July 5, 2013.
10.19+	Nonqualified Stock Option Agreement, dated September 3, 2013, between Brian Posner and Alliqua, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 9, 2013.
10.20^	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed November 12, 2013.
10.21^	License, Marketing and Development Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation, d/b/a CCT, and Alliqua, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-K filed December 31, 2013.
10.22^	Supply Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed December 31, 2013.
10.23	Stock Purchase Agreement, dated as of November 14, 2013, by and between Celgene Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.50 to the Form 10-K filed December 31, 2013.
10.24	Securities Purchase Agreement, dated as of November 18, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.51 to the Form 10-K filed December 31, 2013.
10.25	First Amendment to Executive Employment Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 27, 2013.
10.26	Nonqualified Stock Option Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.2 to the Form 8-K filed December 27, 2013.
10.27+	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.62 to the Form 10-K filed December 31, 2013.
10.28+	Form of Restricted Stock Award Agreement for 2013 Executive Bonuses under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.63 to the Form 10-K filed December 31, 2013.
10.29+	Form of Nonqualified Stock Option Agreement (outside of any incentive plan), incorporated by reference to Exhibit 99.8 to the Form S-8 filed January 23, 2014.
10.30	Form of Securities Purchase Agreement, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 15, 2014.
10.31	Form of Letter Agreement, dated April 11, 2014, by and between Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 15, 2014.
10.32+	Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 11, 2014.
10.33^	Supply Agreement, dated April 10, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 11, 2014.
10.34^	First Amendment to Supply Agreement, dated April 10, 2014 by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 11, 2014.
10.35^	First Amendment to License, Marketing and Development Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2014.
10.36^	Second Amendment to Supply Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 5, 2014.

10.37	Voting Agreement, dated February 2, 2015, by and between Alliqua BioMedical, Inc. and each of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.38	Commitment Letter, dated February 2, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.39	Side Letter Agreement to Commitment Letter, dated March 10, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.40^	Second Amendment to the License, Marketing and Development Agreement, dated April 30, 2015, by and between Alliqua BioMedical, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015.
10.41+	First Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015.
10.42+	Form of Incentive Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form S-8 filed August 6, 2015.
10.43+	Form of Nonqualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form S-8 filed August 6, 2015.
10.44+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form S-8 filed August 6, 2015.
10.45+	Form of Restricted Stock Unit Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form S-8 filed August 6, 2015.
10.46	Credit Agreement and Guaranty, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.47	Pledge and Security Agreement, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantor party thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.48	Warrant, dated May 29, 2015, by and between Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.49+	Employment Agreement, dated June 3, 2015, by and between Alliqua BioMedical, Inc. and Nino Pionati, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015.
10.50+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Brian Posner, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015
10.51+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Bradford Barton, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015.
10.52	First Amendment to Distributor Agreement, dated July 31, 2015, by and between Alliqua BioMedical, Inc. and BSN Medical, Inc., an affiliate of Sorbion GmbK & Co KG, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015.
10.53	Purchase Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.54	Transition Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.55	Consent Agreement, dated August 25, 2016, by and among Alliqua BioMedical, Inc., certain subsidiaries set forth on the signature pages thereto, and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016.
10.56	Forbearance and Amendment Agreement, dated January 26, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.

10.57	Amended Warrant, dated January 26, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.58	Form of Securities Purchase Agreement, dated February 27, 2017, by and between Alliqua BioMedical, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.
10.59	Amendment No. 1 to Forbearance and Amendment Agreement, dated March 7, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.60	Amended Warrant, dated March 7, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.61	Amended Warrant, dated April 6, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2017.
10.62	Amendment No. 2 to Forbearance and Amendment Agreement, dated April 27, 2017, by and among Alliqua BioMedical, Inc. AquaMed Technologies and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017
10.63	Amendment to Credit Agreement and Guaranty and Warrant, dated June 1, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2017
10.64+	Second Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, effective as of June 23, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2017
10.65	Second Forbearance Agreement, dated August 9, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2017
10.66	Consent, Forbearance and Amendment Agreement, dated August 31, 2017, by and among Alliqua BioMedical, Inc. AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017
10.67	Forbearance and Amendment Agreement, dated February 5, 2018, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2018
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm to the Form 10-K.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

* Filed herewith.

**Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

^ Confidential treatment has been granted with respect to certain portions of this exhibit.

+ Management contract or compensatory plan or arrangement.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Alliqua BioMedical, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alliqua BioMedical, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company is currently in default of a covenant pertaining to trailing twelve-month revenue and a minimum cash balance requirement under its Credit Agreement and Guaranty with Perceptive Credit Opportunities Fund, L.P. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2010.

New York, NY

March 2, 2018

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016

ASSETS:
Current Assets:
Cash and cash equivalents	$2,181	$5,580
Accounts receivable, net	3,243	2,453
Inventory, net	1,551	2,152
Prepaid expenses and other current assets	185	735
Current assets of discontinued operations	317	857
Total current assets	7,477	11,777
Improvements and equipment, net	1,563	2,092
Intangible assets, net	22,069	26,605
Goodwill, net	1,659	11,959
Other assets	173	173
Assets of discontinued operations - noncurrent	-	1,893
Total assets	$32,941	$54,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,641	$2,614
Accrued expenses and other current liabilities	4,270	5,224
Contingent consideration, current	-	675
Senior secured term loan, net	10,929	11,541
Warrant liability	130	20
Current liabilities of discontinued operations	-	60
Total current liabilities	16,970	20,134
Contingent consideration, long-term	-	1,141
Deferred tax liability	-	749
Other long-term liabilities	304	385
Total liabilities	17,274	22,409

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 4,986,034 and 2,966,904 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	5	3
Additional paid-in capital	165,672	156,390
Accumulated deficit	(150,010)	(124,303)
Total stockholders’ equity	15,667	32,090
Total liabilities and stockholders’ equity	$32,941	$54,499

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016

Revenue, net of returns, allowances and discounts	$19,565	$16,294

Cost of revenues	6,763	6,051

Gross profit	12,802	10,243

Operating expenses
Selling, general and administrative	28,090	35,325
Royalties	820	1,093
Research and product development	121	859
Milestone expense to licensor	-	1,000
Acquisition-related	(365)	2,959
Change in fair value of contingent consideration liability	35	(10,065)
Impairment charges	10,300	10,895
Total operating expenses	39,001	42,066

Loss from operations	(26,199)	(31,823)

Other (expense) income
Interest expense	(2,282)	(2,541)
Change in fair value of warrant liability	692	841
Warrant modification expense	(803)	-
Loss on early extinguishment of debt, net	(214)	(373)
Other income	206	142
Total other expense	(2,401)	(1,931)

Loss from continuing operations before tax	(28,600)	(33,754)

Income tax benefit	743	715

Loss from continuing operations	(27,857)	(33,039)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the years ended December 31, 2017 and 2016	454	1,485
Gain on sale of assets, net of tax of $0 for the years ended December 31, 2017 and 2016	1,696	3,311
Income from discontinued operations, net of tax	2,150	4,796

Net loss	$(25,707)	$(28,243)

Net loss per basic and diluted common share:
Loss from continuing operations	$(6.49)	$(11.81)

Income from discontinued operations	0.11	0.53
Gain on sale of assets	0.40	1.18
Total from discontinued operations	0.51	1.71
Net loss per basic and diluted common share	$(5.98)	$(10.10)

Weighted average shares used in computing net loss per basic and diluted common share	4,291,600	2,796,563

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	2,766,891	$3	$148,484	$(96,060)	$52,427

Stock-based compensation (A)	101,653	-	5,336	-	5,336

Issuance of common stock in connection with the contingent consideration of the Celleration, Inc. acquisition (B)	98,594	-	2,572	-	2,572

Net settlement on vesting of restricted stock awards	(234)	-	(2)	-	(2)

Net loss	-	-	-	(28,243)	(28,243)

Balance, December 31, 2016	2,966,904	$3	$156,390	$(124,303)	$32,090

Issuance common stock for cash, net of issuance costs of $695	1,639,825	2	5,847		5,849

Stock-based compensation (C)	181,936	-	2,393		2,393

Issuance of common stock in connection with the contingent consideration of the Celleration, Inc. acquisition (D)	101,243	-	675		675

Issuance of common stock in connection with the contingent consideration of the Choice Therapeutics acquisition (E)	131,579	-	500		500

Net settlement on vesting of restricted stock awards	(35,453)	-	(133)		(133)

Net loss				(25,707)	(25,707)

Balance, December 31, 2017	4,986,034	$5	$165,672	$(150,010)	$15,667

(A) Includes $474,000 that was part of accrued expenses as of December 31, 2015, which was credited to equity upon the issuance of 32,456 restricted common shares during the year ended December 31, 2016.

(B) Includes $2.6 million that was part of contingent consideration as of December 31, 2015, which was credited to equity upon the issuance of 98,594 common shares during the year ended December 31, 2016.

(C) Includes $374,000 that was part of accrued expenses as of December 31, 2016, which was credited to equity upon the issuance of 60,000 restricted common shares during the year ended December 31, 2017.

(D) Includes $675,000 that was part of contingent consideration as of December 31, 2016, which was credited to equity upon the issuance of 101,243 common shares during the year ended December 31, 2017.

(E) Includes $500,000 that was part of contingent consideration as of December 31, 2016, which was credited to equity upon the issuance of 131,579 common shares during the year ended December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016
Operating Activities
Net loss	$(25,707)	$(28,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,415	4,162
Amortization of deferred lease incentive	(45)	(42)
Lease incentive	-	267
Impairment charges	10,300	10,895
Deferred income tax expense	(743)	(715)
Provision for doubtful accounts	122	38
Reserve for note receivable	(650)	1,020
Provision for excess and slow moving inventory	68	(58)
Stock-based compensation expense	2,020	4,863
Deferred rent	2	84
Accrued interest receivable	-	(19)
Amortization of debt issuance and discount costs	824	841
Loss on early extinguishment of debt	182	321
Warrant modification expense	803	-
Change in fair value of warrant liability	(692)	(841)
Fair value adjustment of contingent consideration liability	35	(10,065)
Gain on sale of assets	(1,696)	(3,311)
Changes in operating assets and liabilities:
Accounts receivable	(621)	(281)
Inventory	792	(112)
Prepaid expenses and other assets	550	207
Accounts payable	(1,004)	(26)
Accrued expenses and other current liabilities	(627)	2,680
Net Cash Used in Operating Activities	(10,672)	(18,335)

Investing Activities
Proceeds from sale of assets	3,411	4,103
Purchase of improvements and equipment	(179)	(893)
Issuance of bridge loan	(350)	(1,000)
Proceeds from bridge loan	1,000	-
Net Cash Provided by Investing Activities	3,882	2,210

Financing Activities
Contingent purchase price payments	(675)	(2,573)
Repayment of long-term debt	(1,618)	(1,748)
Loss on early extinguishment of debt	(32)	(52)
Net proceeds from issuance of common stock	5,849	-
Payment of withholding taxes related to stock-based employee compensation	(133)	(2)
Net Cash Provided by (Used in) Financing Activities	3,391	(4,375)

Net Decrease in Cash and Cash Equivalents	(3,399)	(20,500)

Cash and Cash Equivalents - Beginning of year	5,580	26,080

Cash and Cash Equivalents - End of year	$2,181	$5,580

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$1,008	$1,599
Non-cash investing and financing activities:
2016 Accrued bonus awarded in equity	$374	$-
2015 Accrued bonus awarded in equity	-	474
Common stock issued for contingent purchase price payments	1,175	2,573

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

On January 5, 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Celularity, Inc. (“Celularity”) pursuant to which the Company agreed to sell substantially all of its assets to Celularity (the “Asset Sale Transaction”), including certain assets comprising its MIST, Biovance and Interfyl Product lines (the “Purchased Assets”). As consideration for the Purchased Assets, Celularity has agreed to pay the Company $29 million in cash. No debt or significant liabilities will be assumed by Celularity in the Asset Sale.

Under the terms of the Asset Purchase Agreement, the Company will retain certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines.

The transactions contemplated by the Asset Purchase Agreement must be approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of the Company’s common stock. In addition, to the receipt of the approval of the Company’s stockholders, each party’s obligation to consummate the Asset Sale Transaction is conditioned upon certain other customary closing conditions.

The Company’s operations intended to be sold under the Asset Purchase Agreement have not been reclassified to discontinued operations since they are classified as Held for Use. These operations will be presented in continuing operations until the Asset Purchase Agreement is approved by the Company’s stockholders. Upon stockholder approval of the Asset Purchase Agreement, these operations will be reclassified to discontinued operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s balance of cash and cash equivalents at December 31, 2017 and 2016 consisted principally of bank deposits. From time to time, the Company’s cash account balances may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation guarantee limit. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations to the Company, a provision to the allowances for doubtful accounts is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. For all other customers, a provision to the allowances for doubtful accounts is recorded based on factors including the length of time the receivables are past due, the current business environment and the Company’s historical experience. Provisions to the allowances for doubtful accounts are recorded to selling, general and administrative expenses. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered. The allowance for doubtful accounts was approximately $307,000 and $213,000 as of December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost, the value determined by the first-in, first-out method, or net realizable value. At each balance sheet date, the Company evaluates inventories for excess quantities, obsolescence or shelf life expiration. This evaluation includes analysis of historical sales levels by product, projections of future demand, the risk of technological or competitive obsolescence for products, general market conditions, and a review of the shelf life expiration dates for products. To the extent that management determines there are excess or obsolete inventory or quantities with a shelf life that is too near its expiration for the Company to reasonably expect that it can sell those products prior to their expiration, the Company adjusts the carrying value to estimated net realizable value.

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

Authoritative accounting guidance allows the Company to first assess qualitative factors to determine whether it is necessary to perform the more detailed two-step quantitative goodwill impairment test. The Company performs the quantitative test if its qualitative assessment determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit or asset. The quantitative goodwill impairment test, if necessary, is a two-step process. The first step is to identify the existence of a potential impairment by comparing the fair value of a reporting unit (the estimated fair value of a reporting unit is usually calculated using a discounted cash flow model) with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the reporting unit’s goodwill is considered not to be impaired and performance of the second step of the quantitative goodwill impairment test is unnecessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is performed to measure the amount of impairment loss to be recorded, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined using the same approach as employed when determining the amount of goodwill that would be recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

The Company proceeded directly to the quantitative analysis considering the consideration to be received and the assets to be sold under the Asset Purchase Agreement. As a result of this test, the Company’s goodwill was determined to be impaired and an impairment charge of $10.3 million was recorded for the year ended December 31, 2017.

The Company’s indefinite lived intangible asset related to the MIST Therapy tradename was impaired and an impairment charge of $1.7 million was recorded for the year ended December 31, 2016. The impairment charge related to the tradename was calculated based on the fair value of the MIST Therapy tradename as compared to the carrying value of the MIST Therapy tradename as of December 31, 2016. There were no long-lived asset impairment charges recorded during the year ended December 31, 2017. At December 31, 2017 the remaining recorded goodwill was $1,659,000 compared to $12.0 million at December 31, 2016. The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, are as follows (in thousands):

Goodwill

Balance as of December 31, 2015	$21,166

Impairment loss	(9,207)

Balance as of December 31, 2016	$11,959

Impairment loss	(10,300)

Balance as of December 31, 2017	$1,659

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

Due to the Asset Purchase Agreement, the Company expects that it is more likely than not that its long-lived asset group related to the Purchased Assets will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company, therefore, tested its long-lived assets for recoverability as of December 31, 2017. These long-lived assets consist of property, plant and equipment and intangible assets subject to amortization.

The expected consideration under the Asset Purchase Agreement for the sale of the long-lived assets approximate the net book value of these assets at December 31, 2017, therefore, no impairment charge was recorded for long-lived assets during the year ended December 31, 2017.

There were no long-lived asset impairment charges recorded during the year ended December 31, 2016, other than the impairment of the MIST Therapy tradename, described above and in Note 9 - Intangible Assets.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses for the years ended December 31, 2017 and 2016 were approximately $1.4 million and $2.4 million, respectively.

Shipping and Handling

Amounts billed to customers for shipping and handling are included in revenues. The related shipping and freight charges incurred by the Company are included in cost of goods sold and were not material for either the years ended December 31, 2017 or 2016.

Research and Development

All research and product development costs are expensed as incurred. For the years ended December 31, 2017 and 2016, the Company incurred research and development costs of approximately $121,000 and $859,000, respectively, related to a randomized controlled trial for its Biovance product in chronic diabetic foot wounds.

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

The tax benefit positions taken or expected to be taken in the Company’s income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses. No interest or penalties were recorded during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Common Stock Purchase Warrants

The Company assesses classification of common stock purchase warrants at each reporting date to determine whether a change in classification between assets and liabilities or equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued pursuant to a Securities Purchase Agreement on November 8, 2012 and pursuant to a Credit Agreement on May 29, 2015. The November 8, 2012 warrants expired in November 2017.  The Company evaluated the common stock purchase warrants to assess their proper classification in the consolidated balance sheet and determined that the common stock purchase warrants contain exercise reset provisions.  Accordingly, the outstanding portion of these instruments have been classified as warrant liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.  The Company re-measures warrant liabilities at each reporting and exercise date, with changes in fair value recognized in earnings for each reporting period.

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

Recent Accounting Standards

On December 22, 2017 the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (“the Act”). Following the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The Company follows the guidance in SAB 118, which provides additional clarification regarding the application of US GAAP in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances, should the measurement period extend beyond one year from the enactment date. The Company has evaluated the Act and, based on the information available, recorded provisional amounts as the impacts can be reasonably estimated. These impacts are disclosed in “Note 15 – Income Taxes” in the Notes accompanying the audited Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for the Company on January 1, 2018, with early adoption permitted. The impact of this new standard will depend on the extent and nature of future changes to the terms of Company’s share-based payment awards.

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04: “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test.  It is effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company adopted ASU 2017-04 during the year ended December 31, 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2018, with early adoption permitted commencing January 1, 2017. The Company does not expect that this guidance will have a material impact on its consolidated financials.

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

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. The Company has performed a review of these new standards as compared to our current accounting policies for its product and contract manufacturing revenues. As of December 31, 2017, the Company has not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product and contract manufacturing revenues.

3.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of December 31, 2017, the Company had a cash balance of $2.2 million. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $25.7 million and used $10.7 million in cash from operations for the year ended December 31, 2017, and had an accumulated deficit of $150.0 million as of December 31, 2017.

The Company is currently in default of a covenant pertaining to trailing twelve-month revenue under its Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. as a result of its failure to achieve $24,600,000, $27,200,000, $30,300,000, $33,800,000 and $37,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. The Company is also currently in default of a minimum cash balance requirement under the Credit Agreement due to the Company having a cash balance of less than $2,000,000. As of the date hereof, the lender has agreed to forbear from exercising any rights and remedies related to each such event of default until the earlier of April 30, 2018 or the termination of the Asset Purchase Agreement with Celularity. In addition, on December 1, 2017, the Company received notice from Celularity that it is in material breach of its License, Marketing and Development Agreement with Celularity (or its affiliates) dated as of November 14, 2013, as amended from time to time (the “License Agreement”) and its Supply Agreements with Celularity (or its affiliates), dated as of April 15, 2016 and November 14, 2013, respectively, as amended from time to time (the “Supply Agreements”) for failure to purchase the required amounts of materials under the Supply Agreements and failure to use commercially reasonable best efforts to undertake development activities for the licensed products under the License Agreement.

Without receipt of the cash consideration from Celularity, the Company will not be able to repay its indebtedness under the Credit Agreement and will be unable to purchase materials under the Supply Agreements. The lender under the Credit Agreement may pursue the rights and remedies available to it under the Credit Agreement including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the Credit Agreement, or pursing the lender’s rights and remedies as a secured party under the Uniform Commercial Code as a secured lender. In addition, the lender has a lien on substantially all of the Company’s assets and, as a result of the default, may seek to foreclose on some or substantially all of its assets. If the Company does not consummate the Asset Sale Transaction with Celularity and transfer the License Agreement and Supply Agreements to Celularity as part of the Purchased Assets, the Company may face termination or litigation with respect to the Supply Agreements and the License Agreement. If the Company was to lose its rights to license Biovance, Interfyl or other products from Celularity under the License Agreement, it will have a material adverse effect on its business, financial condition and results of operations which could force the Company to file for bankruptcy, if it is not successful in obtaining the level of financing needed for its operations.

Such action could hinder the Company’s ability to recover the remaining carrying value of some or all of its intangible assets including goodwill that aggregated approximately $23.7 million at December 31, 2017.

These factors raise substantial doubt as to the Company’s ability to continue as a going concern within one year from the date of this filing. The ability of the Company to continue as a going concern is dependent upon the Company’s successful efforts to consummate the Asset Sale Transaction or raise additional capital.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Net Loss Per Common Share

Basic loss per share data for each period presented is computed using the weighted-average number of shares of common stock outstanding during each such period. Diluted loss per share data is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during each period. Dilutive common-equivalent shares consist of: (a) shares that would be issued upon the exercise of stock options and warrants, computed using the treasury stock method; and (b) shares of non-vested restricted stock.

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of December 31,
	2017	2016
Stock options	809,586	719,929
Warrants	478,330	336,541
Non-vested restricted stock	189,674	147,023
Total	1,477,590	1,203,493

5.	Discontinued Operations

Asset Sales

In order to add capital and to focus on future investments on commercializing its own regenerative technologies on August 31, 2017, the Company entered into an Asset Purchase Agreement (“the Argentum Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby the Company agreed to sell to Argentum all of the Company’s rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by the Company in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by the Company, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for the unsold TheraBond inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on the Company’s balance sheet as of December 31, 2017.

Additionally, effective June 30, 2016, the Company entered into a purchase agreement with BSN medical, Inc. (“BSN”) whereby the Company agreed to sell to BSN all of the Company’s rights, including all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the sorbion product line pursuant to its distribution agreement with Sorbion GmbH & Co KG.

Summarized operating results of discontinued operations for the years ended December 31, 2017 and 2016 are presented in the following table (in thousands):

	Years Ended December 31,
	2017	2016

Revenue, net of returns, allowances and discounts	$1,242	$3,655
Cost of revenues	396	1,140
Gross profit	846	2,515
Selling, general and administrative	392	1,030
Income from discontinued operations, net of tax	$454	$1,485

Non-cash amortization expense of $185,000 and $334,000 is included in selling, general and administrative expense for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company recorded a gain of approximately $1.7 million (net of tax of $0) on the sale of the assets related to the Argentum Purchase Agreement, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$112
Consideration for intangible assets	3,600
Total Consideration		3,712
Less: Net book value of assets sold to Argentum
Inventory, net	(307)
Intangibles, net	(1,709)
Total net book value of assets		(2,016)
Gain on sale of assets		$1,696

During the year ended December 31, 2016, the Company recorded a gain of approximately $3.3 million (net of tax of $0) on the sale of the assets related to the purchase agreement with BSN, pursuant to the following (in thousands):

Proceeds from sale
Consideration for inventory	$603
Consideration for intangible assets	3,500
Total Consideration		4,103
Less: Net book value of assets sold BSN
Inventory, net	(603)
Intangibles, net	(189)
Total net book value of assets		(792)
Gain on sale of assets		$3,311

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	December 31	December 31,
	2017	2016
Accounts receivable, net	$17	$307
Escrow	300	-
Inventory, net	-	550
Total current assets	317	857
Intangible assets, net	-	1,893
Total assets	317	2,750

Accounts payable	-	19
Accrued expenses and other current liabilities	-	41
Total current liabilities	$-	$60

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

On August 31, 2017, the Company entered into a ninety-day transition services agreement with Argentum (“Transition Agreement”). Under the Transition Agreement, the Company is required to perform certain services related to the communication with distributors, wholesalers and customers in respect of transition of the TheraBond product line to Argentum, as specified in the Transition Agreement. As compensation, Argentum paid the Company $200,000 for the services completed during the period from the closing of the purchase for three months ended November 30, 2017. This compensation was recognized over the service period and is included in other income for the year ended December 31, 2017.

6.	Termination of Merger Agreement

On October 5, 2016, the Company entered into a merger agreement to acquire the business of Soluble Systems, LLC (“Soluble”) through a series of transactions. On February 27, 2017, the Company terminated this agreement.

In connection with the merger agreement to acquire the business of Soluble, the Company provided Soluble with bridge loans in the form of subordinated promissory notes totaling approximately $1.4 million. The Company advanced Soluble $1.0 million during the year ended December 31, 2016 and $0.4 million on January 30, 2017. Pursuant to the terms of the merger agreement, the amount was to be repaid in full upon termination of the agreement. As of December 31, 2016, the Company had provided for a full reserve for the amount that had been advanced to Soluble as of that date.

On October 27, 2017, the Company received $1 million under an agreement with Soluble in connection with amounts advanced to Soluble by the Company. With the receipt of this $1 million, the Company acknowledged that all amounts due to the Company from Soluble are paid in full. During the year ended December 31, 2017, the Company recorded a reduction in acquisition-related expenses of $365,000 which consisted of the recovery of bad debt expense of $650,000, offset by approximately $285,000 of other acquisition-related expenses.

7.	Inventory

Inventory consists of the following (dollars in thousands):

	December 31,	December 31,
	2017	2016

Raw materials	$98	$134
Work in process	-	20
Finished goods	1,521	1,998
Less: Inventory reserve for excess and slow moving inventory	(68)	-
Total	$1,551	$2,152

8.	Improvements and Equipment, net

Improvements and equipment consist of the following (in thousands):

		December 31,
	Useful Life	2017	2016
	(Years)
Machinery and equipment	3-10	$4,911	$5,041
Office furniture and equipment	3-10	344	337
Leasehold improvements	(A)	594	595
		5,849	5,973
Less: Accumulated depreciation and amortization		(4,286)	(3,881)
Improvements and equipment, net		$1,563	$2,092

(A)	Leasehold improvements are amortized over the shorter of the remaining lease term or estimated useful life.

Depreciation and amortization expense was $706,000 and $1.8 million for the years ended December 31, 2017 and 2016, respectively.

9.	Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows (in thousands):

		December 31, 2017
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$32,539	$(12,083)		$20,456
Customer relationships	9-12	1,984	(934)		1,050
Tradename	3	111	(111)		-
Tradename related to MIST Therapy (1)	3	1,913	(1,350)		563
Non-compete	1	208	(208)	-	-
Total intangible assets		36,755	(14,686)	-	22,069

		December 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Technology	10	$32,539	$(9,069)	$-	$23,470
Customer relationships	9-12	1,984	(762)	-	1,222
Tradename	3	111	(111)	-	-
Tradename related to MIST Therapy (1)	3	3,601	-	(1,688)	1,913
Non-compete	1	208	(208)	-	-
Total intangible assets		38,443	(10,150)	(1,688)	26,605

(1)	In December 2016, the Company determined the tradename related to MIST Therapy was no longer an indefinite-lived intangible asset. The Company assigned a remaining useful of approximately 1.5 years, consistent with the Company’s other trademarks.

The Company performs its assessment of the recoverability of indefinite-lived intangible assets annually during the fourth quarter, or more frequently as impairment indicators arise, and it is based upon a comparison of the carrying value of such assets to their estimated fair values. The Company performed its most recent annual assessment during the four quarter of 2017, which resulted in no impairment charge. During the year ended December 31, 2016 the Company recorded an impairment charge of approximately $1.7 million to the MIST Therapy tradename and is included in impairment charges in the consolidated statement of operations.

Amortization expense attributable to intangible assets for the years ended December 31, 2017 and 2016 was approximately $4.7 million and $3.5 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2017 related to the Company’s intangible assets is expected to be as follows (in thousands):

Expected
Amortization
Expense
2018	$3,748
2019	2,910
2020	2,885
2021	2,839
2022	2,835
Thereafter	6,852

Total	$22,069

10.	Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016

Salaries, benefits and incentive compensation	$1,981	$3,007
Milestone payment to licensor	1,000	1,000
Professional fees	538	692
Royalty fees	227	197
Deferred revenue	365	181
Other	159	147
Total accrued expenses and other current liabilities	$4,270	$5,224

11.	Operating Leases

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

Future minimum lease payments, excluding expense reimbursements, under noncancelable operating leases at December 31, 2017 are as follows (in thousands):

2018	$506
2019	512
2020	519
2021	525
2022	530
Thereafter	780
Total	$3,372

Total rent expense was $570,000 and $542,000 for the years ended December 31, 2017 and 2016, respectively.

12.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at December 31, 2017 was 11.125%.

In connection with the Credit Agreement, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt issuance costs of $247,000 and $273,000 respectively, which is included in interest expense for the periods presented.

In connection with the entry into the Credit Agreement, a five-year warrant (the “Warrant”) to purchase 75,000 shares of common stock, par value of $0.001 per share at an exercise price of $55.138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the warrant was determined to be a derivative liability. The warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt discount of $577,000 and $569,000, respectively, which is included in interest expense for the periods presented. See Note 18 – Fair Value Measurement for additional details.

As of December 31, 2017, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement as a result of its failure to achieve $24,600,000, $27,200,000, $30,300,000, $33,800,000 and $37,800,000 of gross revenue for the twelve-month periods ended December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. At times during 2017, the Company was in default of a minimum monthly cash balance requirement under the Credit Agreement of $2,000,000. The Company has classified the entire principal balance as a current liability in its balance sheet as of December 31, 2017 and 2016.

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the Warrant. The amended and restated Warrant, as amended, is exercisable for 210,000 shares of the Company’s common stock at an exercise price of $4.70. The amended and restated Warrant, as amended, contains a weighted average anti-dilution feature whereby the exercise price of the amended and restated warrant is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current exercise price of such warrant. Perceptive will not have the right to exercise the warrant to the extent that after giving effect to such exercise, Perceptive would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to such exercise. See Note 18 – Fair Value Measurement for additional details.

Consent and Forbearance Agreement

Under an agreement dated January 26, 2017, as amended March 7, 2017, April 27, 2017 and August 9, 2017, the lender agreed to forbear from exercising any rights and remedies related to the default until the earlier of September 30, 2017 or the date when the lender becomes aware of any other default.

On August 31, 2017, in connection with the Argentum Purchase Agreement, the Company and Perceptive entered into a Consent, Forbearance and Amendment Agreement (the “Consent and Forbearance Agreement”), pursuant to which the Company agreed to pay $1,650,000 of the proceeds from the Argentum Purchase Agreement to Perceptive, of which approximately $1,618,000 was applied towards the outstanding principal amount of the term loan under the credit agreement and approximately $32,000 was used to pay an early prepayment fee. This payment was made on August 31, 2017. During the year ended December 31, 2017, the Company recorded a loss on early extinguishment of debt of $214,000 related to the Consent and Forbearance Agreement. This amount consisted of the $32,000 prepayment penalty, the write-off of $129,000 of unamortized discount, and the write-off of $53,000 of unamortized debt issuance costs.

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

Under the Forbearance and Amendment Agreement dated as of February 5, 2018, the lender agreed to defer the commencement of the Company’s remaining principal payments and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to the Company’s default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 (D) June 30, 2017 (E) September 30, 2017 and (F) December 31, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of April 30, 2018, the termination of the Asset Purchase Agreement, or the date when the lender becomes aware of any other default.

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

2016 Extinguishment

On June 30, 2016, the Company entered into a Consent Under Credit Agreement (the “Consent Agreement”) with Perceptive pursuant to which Perceptive consented to the Purchase Agreement with BSN provided that the Company agreed to pay $1.8 million of the proceeds from the Purchase Agreement to Perceptive, of which $1.7 million was applied towards the outstanding principal amount of the term loan under the Credit Agreement and $52,000 was used to pay an early prepayment fee. This payment was made on July 1, 2016. During the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $373,000 related to the Consent Agreement. This amount consisted of a $52,000 prepayment penalty, the write-off of $226,000 of unamortized discount, and the write-off of $95,000 of unamortized debt issuance costs. See Note 5 – Discontinued Operations for additional details.

Debt consists of the following (in thousands):

	December 31,	December 31,
	2017	2016

Principle balance	$12,135	$13,752
Unamortized debt issuance and discount costs	(1,206)	(2,211)
Total	$10,929	$11,541

13.	Commitments and Contingencies

Agreements for Human Placental Based Products with Celularity, Inc.

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) and Supply Agreement (the “Biovance Supply Agreement”) with Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). The agreements grant the Company an exclusive, royalty-bearing license in CCT’s intellectual property for certain placental based products, including ECM and Biovance ®, as well as provide the Company with the its requirements of Biovance for distribution. In January 2016, HLI Cellular Therapeutics, LLC (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from CCT. CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT, for certain placental based products. In June 2017, Celularity acquired some of the assets of HLI, including the agreements between HLI and the Company. The Company is required to pay Celularity annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. During the years ended December 31, 2017 and 2016, the Company incurred royalties of approximately $818,000 and $493,000, respectively, in connection with this agreement. Approximately $227,000 and $197,000 is included in accrued expenses as of December 31, 2017 and December 31, 2016, respectively, in connection with this agreement. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement, and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term.

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

In April 2016, the Company entered into a Supply Agreement with HLI (now Celularity), pursuant to which Celularity supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix. Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl Human Connective Tissue Matrix in September 2016 and achieved two milestones under the license agreement. The Company is required to pay Celularity $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such, the Company recorded $1.0 million of milestone expense during the year ended December 31, 2016. The milestone has been included in accrued expenses and other current liabilities as of December 31, 2017 and December 31, 2016. The payment of this milestone will be waived if the Asset Purchase Agreement with Celularity is consummated.

On December 1, 2017, the Company received notice from Celularity that the Company is in material breach of the License Agreement or Supply Agreements with Celuarity, for failure to purchase the required amounts of materials under the Supply Agreements and failure to use commercially reasonable best efforts to undertake development activities for the licensed products under the License Agreement. Celularity estimated that an additional purchase of at least $842,000 would have to be made by the Company to remedy the breach under the Supply Agreements. Celularity has agreed to forbear from exercising its right to terminate the supply and license agreements until the closing of the Asset Purchase Agreement or termination of the Asset Purchase Agreement for any reason.

License Agreement with Noble Fiber Technologies, LLC

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties in 2016 in the amount of $600,000. There are no minimum royalties subsequent to 2016. Total royalties, for the years ended December 31, 2017 and 2016 were $1,900 and $600,000, respectively, in connection with this agreement. Approximately $0 and $598,000 is included in accounts payable as of December 31, 2017 and 2016, respectively, in connection with this agreement.

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

The second installment consisted of $675,000 of cash and approximately 101,000 shares of the Company’s common stock valued at approximately $675,000 and was paid in March 2017. This payment was based on 3.5 times of the excess of 2016 MIST Therapy revenue of approximately $10.5 million over 2015 MIST Therapy revenue of approximately $10.2 million. There are no further contingent payments due in connection with the Celleration acquisition.

Choice Therapeutics, Inc.

On May 5, 2014, the Company acquired all outstanding equity interest of Choice Therapeutics, Inc., a provider of innovative wound care products using proprietary TheraBond 3D® Antimicrobial Barrier Systems. The Company agreed to pay contingent consideration based upon the Company achieving specific performance metrics over the three twelve-month periods, ended April 30, 2017. The Company issued approximately 132,000 shares of its common stock valued at approximately $500,000 in June 2017. There are no further contingent payments due in connection with the Choice acquisition.

Litigation, Claims and Assessments

From time to time, the Company may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. The Company believes it has meritorious defenses against all pending claims and intends to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, the Company believes the amount of liability, if any, with respect to such actions, would not materially affect its financial position, results of operations or cash flows.

On February 22, 2018, a putative stockholder class action complaint was filed in the United States District Court for the District of Delaware against the Company and each member of the Board, captioned Ronald Cresta, Individually and on Behalf of All Others Similarly Situated v. Alliqua BioMedical Inc., David Johnson, Joseph M. Leone, Gary Restani, Jeffrey Sklar and Mark Wagner. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Asset Sale Transaction through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, to enjoin the Company and the Board from conducting the stockholder vote on the Asset Sale Transaction unless and until the allegedly omitted material information is disclosed to the Company’s stockholders, damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.

The Company is reviewing the complaint and has not yet formally responded to it, but the Company denies the allegations and intends to defend against them vigorously.

14.	Stockholders’ Equity

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

2011 Plan

The Company maintains the 2011 Long-Term Incentive Plan (the “2011 Plan”) that provides for the granting of stock options, restricted stock units (“RSUs”), restricted stock and other awards to employees, directors and others. A total of 182,857 shares of common stock have been authorized for issuance under the 2011 Plan, of which, as of December 31, 2017, 30,903 shares were available for future issuances.

2014 Plan

The Company maintains the 2014 Long-Term Incentive Plan (the “2014 Plan”) that provides for the granting of stock options, RSUs, restricted stock and other awards to employees, directors and others. On February 26, 2015 and May 6, 2015, the Company’s Board of Directors and the Company’s shareholders, respectively, approved an amendment to the 2014 Plan to increase the total number of shares of common stock authorized for issuance under the 2014 Plan by an additional 350,000 shares. On April 26, 2017 and June 23, 2017, the Company’s Board of Directors and the Company’s shareholders, respectively, approved an amendment to the 2014 Plan to increase the total number of shares of common stock authorized for issuance under the 2014 Plan by an additional 400,000 shares. A total of 950,000 shares of common stock are reserved for award under the 2014 Plan, of which, as of December 31, 2017, 92,459 shares were available for future issuances.

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

The Securities Purchase Agreement contains a “most-favored nation” provision that provides that if the Company, during 120 days from February 27, 2017, issues or sells any common stock or common stock equivalents reasonably believed to be more favorable in terms or conditions than those in the Private Placement, then the Company must amend the terms of the Securities Purchase Agreement to give the private investors the benefit of such favorable terms or conditions. In connection with the common stock sold in the Public Offering (as defined below) and in accordance with this provision, on April 11, 2017, the Company issued an aggregate of 38,072 shares of its common stock to these investors. On June 23, 2017, the Company held its 2017 annual meeting of stockholders during which the stockholders approved the issuance of the remaining 100,428 additional shares of common stock to be issued to the investors, and, following the meeting, on June 23, 2017, the Company issued the remaining shares.

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

On April 3, 2017, the Company issued warrants to purchase an aggregate of 23,686 of the Company’s common stock to the underwriter of this offering. These warrants are immediately exercisable, have an exercise price of $4.40, and expire on March 29, 2022. The warrants had an aggregate issuance date fair value of $78,000 which was recorded as both a debit and credit to additional paid in capital.

Pursuant to an anti-dilution provision provided in the warrants dated November 8, 2012 to purchase common stock at an initial exercise price of $21.90, the exercise price of these warrants was adjusted to the public offering price of $4.00. As of April 3, 2017, November 2012 warrants to purchase 36,231 shares of the Company’s common stock were outstanding. These warrants expired in November 2017.

Stock-Based Compensation

For the year ended December 31, 2017, the Company recognized $2.0 million of stock-based compensation expense, of which, $45,000 is included in cost of revenues and $2.0 million is included in selling, general and administrative expenses in the consolidated statements of operation. For the year ended December 31, 2016, the Company recognized $4.9 million of stock-based compensation expense, of which, $0.2 million is included in cost of revenues and $4.7 million is included in selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2017, there was $0.7 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 0.8 years.

Restricted Stock

During the year ended December 31, 2017, the Company granted an aggregate of 181,936 shares of restricted stock to employees with an aggregate grant date value of $621,000, which will be recognized proportionate to the vesting period. The shares vest as follows: (i) 66,936 shares vest on September 21, 2017, (ii) 5,000 shares vest on December 31, 2017, (iii) 50,000 shares vest on June 23, 2018, and (iv) 60,000 shares vest pursuant to the satisfaction of certain performance conditions.

During the year ended December 31, 2016, the Company granted an aggregate of 102,500 shares of restricted stock to employees with an aggregate grant date value of $1,076,000, which will be recognized proportionate to the vesting period. The shares vest as follows :(i) 32,500 vested the earlier of February 9, 2017 or the participants termination of service by the Company without cause and (ii) 70,000 shares vest pursuant to the satisfaction of certain performance conditions.

A summary of restricted stock award activity during the year ended December 31, 2017 and 2016 is presented below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Total Grant Date Fair Value
Non-vested, December 31, 2015	69	$61.10	$4,226
Granted	103	10.50	1,076
Vested	(24)	60.00	(1,428)
Forfeited	(1)	14.60	(12)
Non-vested, December 31, 2016	147	$26.26	$3,862
Granted	182	3.41	621
Vested	(137)	17.35	2,373
Forfeited	(2)	3.87	-
Non-vested, December 31, 2017	190	$11.07	$6,856

Warrants

See Note 12 - Debt – Senior Secured Term Loan Facility for details associated with a warrant issued in connection with debt.

There were no compensatory warrants issued during the year ended December 31, 2017.

A summary of the warrant activity during the year ended December 31, 2017 and 2016 is presented below (in thousands, except years and per warrant data):

	Number of Warrants	Weighted Average Exercise Price per Warrant	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	338	$57.00
Issued	-	-
Exercised	-	-
Cancelled	(1)	87.50
Outstanding, December 31, 2016	337	$56.90		$-
Issued	159	4.66
Adjustment for price reset	29
Exercised	-	-
Cancelled	(47)	9.35
Outstanding, December 31, 2017	478	$32.79	2.4	$-

Exercisable, December 31, 2017	478	$32.79	2.4	$-

The following table presents information related to warrants at December 31, 2017 (in thousands, except years and per warrant data):

Warrants Outstanding		Warrants Exercisable
Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years	Exercisable Number of Warrants
$4.0 - $21.80	233	4.1	233
$40.00 - $49.99	98	0.5	98
$50.00 - $59.90	104	0.9	104
$60.00 - $105.00	43	1.3	43
	478	2.4	478

As of December 31,2017 and 2016, warrants to purchase an aggregate of 210,000 and 81,628 shares of common stock at a weighted average exercise price of $4.70 and $52.40 per share, respectively, were deemed to be a derivative liability. See Note 18– Fair Value Measurement.

Stock Options

During 2016, the Company granted ten-year options to purchase an aggregate of 164,976 shares of common stock at exercise prices ranging from $8.00 to $22.00 with an aggregate grant date value of $1.3 million to employees and directors pursuant to the 2014 Plan. The options vest as follows: (i) 22,500 shares vest one-twelfth monthly over one year, and (ii) 142,400 shares vest ratably over three years on the anniversaries of the grant date. The grant date value is being amortized over the vesting term.

During 2017, the Company granted ten-year options to purchase an aggregate of 258,105 shares of common stock at exercise prices ranging from $2.09 to $5.70 per share with an aggregate grant date value of $642,000 to non-executive employees and directors pursuant to the 2014 Plan. The options vest as follows: (i) 45,045 shares vest one-twelfth monthly over one year, and (ii) 213,060 shares vest in one-fourth increments every six months over a period of two years. The grant date value is being amortized over the vesting term.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	Year Ended December 31,
	2017	2016
Risk free interest rate	1.81% - 2.43%	1.14% - 2.06%
Expected term (years)	5.04 – 6.50	5.04 – 6.50
Expected volatility	81.94% - 87.00%	89.53% - 89.95%
Expected dividends	0.00%	0.00%

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

Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to options at annual rates ranging from 0% to 5% for options outstanding at December 31, 2017 and 2016.

The weighted average estimated grant date fair value of the options granted during the years ended December 31, 2017 and 2016 was $2.49 and $7.73 per share, respectively.

A summary of the stock option activity during the years ended December 31, 2017 and 2016 is presented below (in thousands, except years and per option data):

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2015	623	$62.60
Granted	165	10.50
Exercised	-	-
Forfeited	(68)	39.50
Outstanding, December 31, 2016	720	$52.90
Granted	258	3.53
Exercised	-	-
Forfeited	(168)	40.60
Outstanding, December 31, 2017	810	$39.67	6.3	$-

Exercisable, December 31, 2017	658	$42.71	5.6	$-

The following table presents information related to stock options at December 31, 2017 (in thousands, except years and per option data):

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$2.00 - $4.00	$3.52	222	3.57	8.9	68
$4.10 - $9.90	8.54	32	8.61	6.8	143
$10.00 - $19.90	10.58	80	10.59	7.6	28
$20.00 - $29.90	23.08	1	22.90	4.1	1
$30.00 - $39.90	33.72	47	33.72	5.6	45
$40.00 - $49.90	46.61	68	46.01	6.0	66
$50.00 - $59.90	52.99	51	53.20	5.5	39
$60.00 - $69.90	66.06	205	66.47	4.4	185
$70.00 - $79.90	77.54	3	77.54	6.3	3
$80.00 - $89.90	87.40	74	87.36	2.0	53
$90.00 - $99.90	90.04	21	90.04	3.5	21
$100.00 - $266.90	110.13	6	110.13	5.2	6
		810		5.6	658

15.	Income Taxes

The Company files corporate income tax returns in U.S. federal, state and local jurisdictions, including Pennsylvania, and has tax returns subject to examination by tax authorities generally beginning in the year ended December 31, 2013 and through December 31, 2017. However, to the extent the Company utilizes its net operating loss (“NOL”) carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized.

The income tax (benefit) provision consists of the following (in thousands):

	For The Years Ended
	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	(664)	(627)

State and local:
Current	6	4
Deferred	(85)	(92)

Income tax provision	$(743)	$(715)

For the years ended December 31, 2017 and 2016, the expected tax expense based on the federal statutory rate reconciled with the actual tax expense is as follows:

	For The Years Ended
	December 31,
	2017	2016
U.S. federal statutory rate	34.0%	34.0%
State tax rate, net of federal benefit	3.0%	4.5%
Permanent differences
- Change in fair value of warrant liability	(0.1)%	0.9%
- Change in fair value of contingent consideration	0.0%	10.4%
- Intangible impairment	(12.0)%	(9.3)%
- Other	(0.3)%	(0.4)%
Adjustments to deferred taxes	(4.6)%	(8.2)%
Tax Reform - Federal Rate Change	(50.9)%	0.0%
Tax Reform - Change in valuation allowance	50.9%	0.0%
Change in valuation allowance	(17.4)%	(29.7)%

Income tax provision	2.6%	2.2%

On December 22, 2017 the U.S. government enacted significant changes to federal tax law following the passage of the Tax Cuts and Jobs Act (“the Act”). The Act significantly changes the U.S. corporate tax system. The Company has reasonably estimated the accounting for the effects of the Act during the year ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act including a reduction in the corporate tax rate from 34% to 21% and changes to limitations on the deductibility of executive compensation. As the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2017, these changes have no impact on the income tax benefit for year ended December 31, 2017. The Company has recorded changes to its deferred tax assets and liabilities due to enactment of the Act. As a result of the change in U.S. corporate income tax rate, the Company recorded a decrease in its net deferred tax asset of approximately $14.6 million, which was offset by a decrease in valuation allowance. In addition, the Company analyzed changes in the executive compensation rules pursuant to the Act and determined that approximately $1.3 million of the deferred tax asset for stock compensation may not be realizable. The Company has previously recorded a valuation allowance against the deferred tax asset so this adjustment has no impact on the 2017 provision. Given the significant changes resulting from and complexities associated with the Act, the financial impacts for the fourth quarter and full year 2017 are provisional and subject to further analysis, interpretation and clarification of the Act, which could result in changes to these estimates during 2018. In order to complete the accounting for these items the Company will need to further analyze executive compensation awards and prepare its 2017 corporate income tax return. The Company will reflect any adjustments to the provisional amounts in the period the accounting is completed, and expects to complete this analysis within the one-year measurement period provided by SAB 118.

As of December 31, 2017 and 2016, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$29,580	$40,117
Stock-based compensation	5,598	8,671
Goodwill and Tradename	32	-
Accruals	694	541
Transaction costs	39	732
Other	364	861
Total deferred tax assets	36,307	50,922
Valuation allowance	(30,864)	(41,482)
Deferred tax assets, net of valuation allowance	$5,443	$9,440

Deferred tax liabilities:
Property and equipment	(65)	(281)
Intangible assets	(5,378)	(9,159)
Goodwill	-	(749)
Total deferred tax liabilities	(5,443)	(10,189)

Net deferred tax liabilities	$-	$(749)

For the years ended December 31, 2017 and 2016, the Company had approximately $114.6 million and $104.9 million of federal NOL carryovers, respectively, which substantially begin to expire in 2020 and through 2037. The company also has state NOL carryovers in multiple jurisdictions, including most materially in Pennsylvania, $26.4 million and $24.6 million, and in Florida, $11.3 million and $10.9 million, as of December 31, 2017 and December 31, 2016, respectively, which substantially begin to expire in 2020 and through 2037. During 2016 the Company performed a 382 study, and as a result of the study, reduced its NOL carryforwards by $4.8 million, which is the amount of the NOL carryforwards that are expected to expire unutilized pursuant to the Section 382 study. On May 29, 2015 the Company acquired Celleration, Inc. and the company has performed a Section 382 study for Celleration, Inc. The amount of federal NOL carryforwards as of December 31, 2017 and December 31, 2016 disclosed above do not include $47.9 million of Celleration, Inc. NOL carryforwards that are expected to expire unutilized pursuant to the Section 382 study. The Celleration, Inc. state NOL carryforwards have also been reduced accordingly. On May 5, 2014 the Company acquired the equity interests of Choice and the Company believes the Choice NOL carryforwards as of that date are subject to Section 382 limitations. The amount of federal NOL carryforwards as of December 31, 2017 and December 31, 2016 disclosed above do not include $2.5 million of Choice NOL carryforwards that the Company has estimated will expire unutilized pursuant to this limitation. Additionally, an ownership change pursuant to Section 382 may have occurred since 2016, or could occur in the future, such that the NOLs available for utilization could be further limited.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2016, the deferred tax liabilities related to goodwill and to a tradename could not be used in this determination since both assets were considered to be assets with an indefinite life for financial reporting purposes. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance against net deferred tax assets at December 31, 2017 and December 31, 2016 because management has determined that it is more likely than not that these deferred tax assets will not be realized. The valuation allowance decreased by $10.6 million and increased by $8.5 million during the years ended December 31, 2017 and December 31, 2016, respectively. The decrease in tax year ended December 31, 2017 is primarily related to the decrease in the corporate tax rate from 34% to 21% due to the enactment of the Act, $14.7 million, offset by increases in NOL carryforwards, $3.7 million. Included in the current year increases to the valuation allowance is a $0.7 million increase related to discontinued operations. The increase in tax year ended December 31, 2016 is primarily related to increases in NOL carryforwards.

16.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director is a member of the Board of Directors. During the years ended December 31, 2017 and 2016, the Company incurred costs of approximately $433,000 and $491,000, respectively, from this vendor. Approximately $123,000 and $102,000 are included in accounts payable related to this related party as of December 31, 2017 and December 31, 2016, respectively.

17.	Concentration of Risk

The Company had no single customer exceeding 10% of either its 2017 and 2016 revenue or its outstanding accounts receivable balance as of December 31, 2017 or 2016.

18.	Fair Value Measurement

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

Impairment

Goodwill and other indefinite-lived intangible assets are tested for impairment annually, at the end of the fourth quarter of each fiscal year, and between annual tests if an event occurs or circumstances change that would indicate it is more likely than not that the carrying amount may be impaired. Additionally, the Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, the present value of future cash flows, net of estimated operating costs, internal forecasts, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of the Company’s goodwill for the year ended December 31, 2017 was $10.3 million. Impairment of the Company’s goodwill and MIST Therapy tradename for the year ended December 31, 2016 was $10.9 million.

Warrant Liabilities

On December 31, 2016, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 81,628 shares of common stock as $20,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 65.74%-72.16%, risk-free rate of 0.85%-1.47%, expected term of 0.86-3.41 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $841,000 during the year ended December 31, 2016.

The Company amended and restated the Warrant on each of October 25, 2016, January 26, 2017, March 7, 2017 and April 6, 2017. In addition, on June 1, 2017, the Company further amended the amended and restated Warrant. The amended and restated Warrant, as amended, is exercisable for 210,000 shares of the Company’s common stock at an exercise price of $4.70 per share. See Note 12 – Debt for additional details. In connection with the amendments of January, March, April and June 2017, the Company recomputed the fair value of the original warrant and amended warrant using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 65.33%-78.98%, risk-free rate of 1.49%-1.95%, expected term of 3.34-5.00 years, and expected dividends of 0.00%. As a result, the Company recorded warrant modification expense of $803,000 during the year ended December 31, 2017, which represents the incremental value of the amended warrant as compared to the original warrant, both valued as of the respective amendment dates.

On December 31, 2017, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 210,000 shares of common stock as $130,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 73.37% risk-free rate of 2.09%, expected term of 4.07 years, and expected dividends of 0.00%. The Company recorded a gain on the change in fair value of these warrant liabilities of $692,000 during the year ended December 31, 2017.

The issuance of common stock in connection with the Private Placement and Public Offering triggered an adjustment to the exercise price of certain warrants originally issued in November 2012 from $55.10 per share to $5.00 per share to $4.00 per share with a corresponding adjustment to the number of shares underlying such warrants from 6,629 shares to 29,034 shares to 36,231 shares. The impact of such adjustment is included in the change in fair value of the warrant liabilities during the year ended December 31, 2017.

Warrants that contain exercise reset provisions and contingent consideration liabilities are Level 3 derivative liabilities measured at fair value on a recurring basis using pricing models for which at least one significant assumption is unobservable as defined in ASC 820. The fair value of contingent consideration liabilities that are classified as Level 3 were estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements. See Note 13 –Commitments and Contingencies for details on the contingent consideration. The development and determination of the unobservable inputs for Level 3 fair value measurements and the fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities and contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Year Ended December 31,
	2017	2016
Warrant Liabilities
Beginning balance	$20	$861
Change in fair value of warrant liability	(693)	(841)
Warrant modification expense	803	-
Ending balance	$130	$20

	Year Ended December 31,
	2017	2016
Contingent Consideration
Beginning balance	$1,816	$17,028
Payments of contingent consideration	(1,851)	(5,147)
Change in fair value of contingent consideration	35	(10,065)
Ending balance	$-	$1,816

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total Impairments
Assets:
Intangible assets	$-	$-	$22,069	$-
Goodwill	-	-	1,659	10,300
Total assets	$-	$-	$23,728	$10,300

	December 31, 2016
	Level 1	Level 2	Level 3	Total Impairments
Assets:
Intangible assets	$-	$-	$26,605	$-
Goodwill	-	-	11,959	10,895
Total assets	$-	$-	$38,564	$10,895

	December 31, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$130
Total liabilities	$-	$-	$130

	December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$20
Contingent consideration	-	-	1,816
Total liabilities	$-	$-	$1,836

19.	Defined Contribution Plan

The Company maintains the Alliqua, Inc. 401(k) Profit Sharing Plan and Trust (“Plan”) in accordance with the provisions of Section 401(k) of the Code.  The Plan covers substantially all full-time employees of the Company.  Participants may contribute up to 100% of their total compensation to the Plan, not to exceed the limit as defined in the Code. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. Employees are eligible for the match after a six-month waiting period and the Company match vests immediately. The Company’s contribution to the plan was $97,000 and $105,000 for the years ended December 31, 2017 and 2016, respectively.

20. Subsequent Events

Asset Purchase Agreement

On January 5, 2018, the Company entered into the Asset Purchase Agreement pursuant to which the Company agreed to sell the Purchased Assets to Celularity. As consideration for the Purchased Assets, Celularity has agreed to pay the Company $29 million in cash. No debt or significant liabilities will be assumed by Celularity in the Asset Sale Transaction.

Under the terms of the Asset Purchase Agreement, the Company will retain certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines.

The transactions contemplated by the Asset Purchase Agreement must be approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of the Company’s common stock. In addition, to the receipt of the approval of the Company’s stockholders, each party’s obligation to consummate the Asset Sale Transaction is conditioned upon certain other customary closing conditions.

Senior Secured Term Loan Facility

On February 5, 2018, the Company entered into the Forbearance and Amendment Agreement pursuant to which the lender agreed to defer the commencement of the Company’s remaining principal payments and agreed to extend the forbearance period and to forbear from exercising any rights and remedies related to the Company’s default of a covenant pertaining to (i) trailing twelve-month revenue under the Credit Agreement as of (A) September 30, 2016, (B) December 31, 2016 (C) March 31, 2017 (D) June 30, 2017 (E) September 30, 2017 and (F) December 31, 2017 and (ii) failure to maintain on a consolidated basis, a monthly minimum cash balance of at least $2,000,000, until the earlier of April 30, 2018, the termination of the Asset Purchase Agreement, or the date when the lender becomes aware of any other default.

