Form 10-K/A
period 2017-12-31
Alliqua BioMedical, Inc.
filed 2018-04-30
CIK 1054274

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 26, 2018 was 5,005,211 shares.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Alliqua BioMedical, Inc. (the “Company” or “Alliqua”) for the year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2018 (the “Original Filing”).
This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2017. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2017.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect certain updated thereto and the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the filing of our Original Filing.

ALLIQUA BIOMEDICAL, INC.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.
Name	Age	Position
David Johnson	60	President, Chief Executive Officer and Director
Joseph Warusz	61	Chief Financial Officer, Treasurer and Secretary
Bradford Barton	57	Chief Operating Officer
Pellegrino Pionati	60	Chief Strategy and Marketing Officer
Joseph Leone	64	Director
Gary Restani	71	Director
Jeffrey Sklar	55	Director
Mark Wagner	61	Director
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
Joseph M. Warusz, CPA was appointed to serve as our Chief Financial Officer, Treasurer and Secretary on April 1, 2018. Mr. Warusz has more than 25 years of diversified management experience at a public accounting firm and array of public companies in the life sciences sector. Most recently, he served as Chief Financial Officer of Soligenix, Inc., a publicly-traded biotechnology company focused on developing products that address unmet medical needs in the areas of inflammation, oncology and biodefense, from June 2010 to June 2016, when he retired. Prior to that, he held senior financial positions at Amicus Therapeutics, Orchid BioSciences and Bristol Myers Squibb. Mr. Warusz started his career with KPMG, formerly known as Peat Marwick Main & Co. Mr. Warusz received his BS in accounting and MBA in finance at Drexel University and is a Certified Public Account in the state of Pennsylvania.
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
Joseph Leone has served as a member of our board of directors since January 3, 2011. Mr. Leone spent more than 24 years with CIT Group, one of the nation’s largest small and mid-size business lenders, and held several senior-level positions at CIT, including Vice Chairman and Chief Financial Officer from May 1995 through April 2010. From 1975 through 1983, Mr. Leone was employed by KPMG – Peat Marwick as a Senior Manager for Financial Services Clients including Citibank and Manufacturers Hanover Bank. He has been a Certified Public Accountant since 1977. Mr. Leone is a graduate of Baruch College (BBA in Accounting) and the Advanced Management Program at Harvard Business School. Mr. Leone serves as a Trustee and the Chairman of the Audit Committee of The Baruch College Fund. Since December 2012, Mr. Leone has served as Director of RMH Franchise Holdings, a privately owned company with over 150 franchise restaurants in 15 states and revenues over $350 million. Mr. Leone’s extensive background in accounting and finance makes him a valuable member of the board.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2017, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders, except for one late one late Form 4 filed by Mr. Pionati with respect to one transaction.
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
Involvement in Certain Legal Proceedings
There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors or executive officers, or in which any director, officer, nominee or principal stockholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.

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
Nominating and Corporate Governance Committee.   The nominating and corporate governance committee is currently comprised of Messrs. Leone and Restani, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. The primary function of the nominating and corporate governance committee is to identify individuals qualified to become board members, consistent with criteria approved by the board, and select the director nominees for election at each annual meeting of stockholders. The nominating and corporate governance committee will consider all proposed nominees for the board of directors, including those put forward by stockholders. Stockholder nominations should be addressed to the nominating and corporate governance committee in care of the Secretary, at the following address: Alliqua BioMedical, Inc., 1010 Stony Hill Road, Suite 200, Yardley, Pennsylvania 19067, in accordance with the provisions of the Company’s bylaws. The nominating and corporate governance committee annually reviews with the board the applicable skills and characteristics required of board nominees in the context of current board composition and Company circumstances. In making its recommendations to the board, the nominating and corporate governance committee considers all factors it considers appropriate, which may include experience, accomplishments, education, understanding of the business and the industry in which the Company operates, specific skills, general business acumen and the highest personal and professional integrity.
Compensation Committee.   The compensation committee is currently comprised of Messrs. Restani and Sklar, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Code and a “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. Mr. Sklar is the chairman of the compensation committee. The function of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of our executive officers. The primary objective of the compensation committee is to approve and evaluate all of our compensation plans, policies and programs insofar as they affect our executive officers.

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
2017 and 2016 Summary Compensation Table
The table below sets forth the compensation earned by our named executive officers for the fiscal years ended December 31, 2017 and 2016. Unless otherwise noted, all information presented in this Item 11 reflects a one-for-ten reverse stock split of our common stock that occurred on October 5, 2017.
Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
David Johnson President and Chief Executive Officer	2017	$350,000	$276,500(3)	$274,000	$—	$11,400(5)	$911,900
	2016	$350,000	$245,000(4)	$258,000	$—	$11,400(5)	$864,400
Brian Posner(2) Chief Financial Officer, Treasurer and Secretary	2017	$246,800	$118,310(8)	$103,829	$—	$8,400(6)	$477,339
	2016	$240,000	$100,800(4)	$86,000	$—	$8,400(6)	$435,200
Bradford Barton Chief Operating Officer	2017	$246,800	$118,310(3)	$103,829	$—	$8,400(7)	$477,339
	2016	$240,000	$100,800(4)	$86,000	$—	$8,400(7)	$435,200
Pellegrino Pionati Chief Strategy and Marketing Officer	2017	$246,800	$118,310(3)	$103,829	$—	$8,400(6)	$477,339
	2016	$240,000	$100,800(4)	$86,000	$—	$8,400(6)	$435,200

(1)
The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 — Compensation — Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies — Stock-Based Compensation” and “Note 15. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2017 included in this Annual Report.

(2)
Effective April 1, 2017, Mr. Posner resigned as Chief Financial Officer.

(3)
Discretionary year-end performance bonus earned in 2017 to be paid in 2018.

(4)
Discretionary year-end performance bonus earned in 2016 and paid in 2017 in shares of restricted stock.

(5)
Comprised of  (i) auto expense allowance payments of  $9,000 and (ii) life insurance premium payments of  $2,400.

(6)
Comprised of auto expense allowance payments.

(7)
Comprised of auto expense and telephone allowance payments.

(8)
Discretionary year-end performance bonus earned in 2017 to be paid in a lump sum payment in 2018 on the earlier of  (i) July 30, 2018 or (ii) within 30 days following the closing of the Asset Sale Transaction.

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

Mr. Johnson is also eligible to receive additional equity awards in such amount and on such terms as is determined by the board. Mr. Johnson received the first award set forth above on February 4, 2013. He was awarded options to purchase 27,923 shares of common stock at an exercise price of  $32.80 per share. Mr. Johnson received stock option grants for the first, second and third calendar quarters of 2013 under the second award set forth above on November 14, 2013. He was awarded an aggregate of 11,713 shares of common stock at an exercise price of  $35.00 per share. The foregoing share numbers and prices have been adjusted for the 1 for 43.75 reverse stock split of our common stock that occurred on November 18, 2013 and a 1 for 10 reverse stock split of our common stock that occurred on October 5, 2017.

On December 20, 2013, we entered into a First Amendment to Executive Employment Agreement with Mr. Johnson, which amended the employment agreement to provide for a single stock option award in lieu of all of the remaining quarterly grants thereunder. Pursuant to the amendment, Mr. Johnson received a nonqualified stock option to purchase 73,058 shares of our common stock at an exercise price equal to $68.20 per share on December 20, 2013. The option has a term of ten years, with one-ninth of the optioned shares vesting on the first day of each calendar quarter during the period commencing on January 1, 2014 and ending on February 4, 2016, provided that Mr. Johnson remains employed by us on such date, and subject to the terms and conditions of that certain nonqualified stock option agreement by and between us and Mr. Johnson, effective as of December 20, 2013.
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
Brian Posner
Posner Separation Agreement
On March 15, 2018, Brian Posner delivered his resignation as Chief Financial Officer, Secretary and Treasurer of the Company, effective April 1, 2018.
In connection with his resignation, on March 15, 2018, the Company and Mr. Posner entered into a general release and severance agreement (the “Separation Agreement”), which became effective on March 23, 2018. Pursuant to the Separation Agreement, Mr. Posner released the Company from any and all claims. In consideration of the Separation Agreement and his general release of claims, Mr. Posner is entitled (i) to his 2017 performance bonus in the amount of  $118,310.40 (less applicable taxes and other withholdings), and (ii) in the event of the final consummation of the Asset Sale Transaction, provided such transaction occurs on or before September 30, 2018 (the “Sale Consummation”): (A) severance pay in an amount equal to his base salary for twelve (12) months, less applicable taxes and other withholdings, payable in a lump sum payment on or before the thirtieth (30th) day following the date of the Sale Consummation, and (B) the stock options and restricted stock previously granted to Mr. Posner: (1) shall remain outstanding and eligible for vesting as if he were employed by the Company through the date of the Sale Consummation and shall become fully and immediately vested upon the Sale Consummation, and (2) the stock options shall remain exercisable for two (2) years following April 1, 2018, or, if sooner, until the end of the applicable stock option’s term.
Posner Employment Agreement
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
On June 5, 2015, we entered into an employment agreement with Mr. Posner (the “Posner Employment Agreement”), which amended and restated the terms set forth in that certain offer letter dated July 19, 2013 in its entirety. The Posner Employment Agreement provided for a term of employment that continues until terminated by either party. Under the Posner Employment Agreement, Mr. Posner was entitled to an annual base salary of  $240,000, less applicable payroll deductions and tax withholdings. He was also eligible to receive an annual bonus of up to 60% of his annual base salary for each calendar year during employment based upon the achievement of certain performance criteria, provided that he is employed by us through the end of the applicable calendar year to which the bonus relates, subject to certain exceptions. The performance criteria for each year was established reasonably and in good faith by the board. Mr. Posner was also entitled to a monthly automobile allowance of  $700 per month, reimbursement of certain out-of-pocket expenses reasonably incurred in connection with the performance of his services and benefit plans provided by us to all employees.
The Posner Employment Agreement also contained certain confidentiality, non-competition, non-solicitation and assignment of work product covenants for Mr. Posner.
Mr. Posner’s employment was terminable by either party at any time upon written notice. If Mr. Posner’s employment was terminated by us for cause or by Mr. Posner without good reason, we were to pay Mr. Posner an amount equal to the sum of  (i) all unpaid base salary accrued through the date of termination, (ii) all unpaid performance bonus earned and accrued for a previously completed calendar year, (iii) all accrued and unpaid vacation or similar pay required by law and (iv) any unreimbursed expenses properly incurred prior to the termination date.
If Mr. Posner’s employment was terminated by us without cause or by Mr. Posner for good reason, subject to the timely execution and return by Mr. Posner of an irrevocable release of claims within 60 days following the date of termination, then we were to pay Mr. Posner a lump sum amount equal to the accrued obligations set forth in (i) through (iv) above, plus severance pay in an amount equal to his base salary for 12 months, payable in equal installments in accordance with our normal payroll policies. If, prior to such termination, Mr. Posner was employed by us through at least July 1st of the applicable calendar year, he was also eligible to receive a pro-rata portion of any annual performance bonus earned during such calendar year, with the amount prorated based on the number of days employed during such calendar year. In addition, all outstanding stock options and restricted stock awards granted to Mr. Posner were to immediately vest in full and the stock options remain exercisable for two years following the termination date or, if sooner, until the end of the applicable stock option’s term. We were also provide continued health benefits coverage until the earlier of the expiration of the 12 month severance period and the date that Mr. Posner becomes eligible for comparable employer sponsored health benefits.

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
In connection with his appointment, on June 15, 2015, Mr. Pionati received (i) stock options to purchase 10,000 shares of common stock at an exercise of  $52.50 per share, with one-third vesting on each of June 15, 2016, 2017 and 2018, and (ii) a restricted stock award of 12,000 shares of restricted common stock with 25% vesting on each of June 15, 2015, 2016, 2017 and 2018, in each case, provided that Mr. Pionati is employed by or providing services to us through the applicable vesting date, subject to the terms and conditions of the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2017:
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
David Johnson	5,920	—	$43.80	11/29/22
David Johnson	5,920	—	$65.60	11/29/22
David Johnson	5,920	—	$87.50	11/29/22
David Johnson	27,923	—	$32.80	02/04/23
David Johnson	11,713	—	$35.00	11/14/23
David Johnson	73,058	—	$68.20	12/20/23
David Johnson	7,668	3,834(1)	$62.30	02/06/25
David Johnson					10,000(2)	$18,100(3)
David Johnson					30,000(4)	$54,300(3)
David Johnson					50,000(5)	$90,500(3)
David Johnson					30,000(6)	$54,300(3)

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Brian Posner	6,172	—	$43.80	09/03/23
Brian Posner	6,172	—	$65.60	09/03/23
Brian Posner	6,172	—	$87.50	09/03/23
Brian Posner	7,002	—	$90.00	03/06/24
Brian Posner	7,668	3,834(1)	$62.30	02/06/25
Brian Posner					3,334(2)	$6,035(3)
Brian Posner					10,002(4)	$18,104(3)
Brian Posner					10,000(6)	$18,100(3)
Bradford Barton	5,487	—	$43.80	05/10/23
Bradford Barton	5,487	—	$54.70	05/10/23
Bradford Barton	5,487	—	$65.60	05/10/23
Bradford Barton	5,487	—	$87.50	05/10/23
Bradford Barton	5,487	—	$109.40	05/10/23
Bradford Barton	7,002	—	$90.00	03/06/24
Bradford Barton	7,668	3,834(1)	$62.30	02/06/25
Bradford Barton					3,334(2)	$6,035(3)
Bradford Barton					10,002(4)	$18,104(3)
Bradford Barton					10,000(6)	$18,100(3)
Pellegrino Pionati	6,668	3,334(7)	$52.50	06/15/25
Pellegrino Pionati					3,000(7)	$5,430(3)
Pellegrino Pionati					10,002(4)	$18,104(3)
Pellegrino Pionati					10,000(6)	$18,100(3)

(1)
Vests and becomes exercisable on February 6, 2018.

(2)
Represents a restricted stock award (“RSA”) granted on February 6, 2015. The RSA vests on February 6, 2018.

(3)
Computed by multiplying the number of non-vested RSA shares by $1.81, which was the closing market price of our common stock on December 29, 2017.

(4)
Represents a RSA granted on May 11, 2016. The RSA is performance based and vests if the Company meets specific revenue targets within a five-year period from the date of grant.

(5)
Represents a RSA granted on June 23, 2017. The RSA vests on June 23, 2018.

(6)
Represents a RSA granted on June 28, 2017. The RSA is performance based and vests if the Company meets specific EBITDA targets within a five-year period from the date of grant.

(7)
Vests and becomes exercisable on June 15, 2018.

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
2011 Long-Term Incentive Plan
Our board of directors adopted the 2011 Long-Term Incentive Plan on November 7, 2011, which was approved by our stockholders at the 2011 annual meeting held on December 19, 2011. The purpose of the 2011 Long-Term Incentive Plan is to enable us to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2011 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. Our 2011 Long-Term Incentive Plan is expected to provide flexibility to its compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The 2011 Long-Term Incentive Plan is administered by our board of directors. A total of 182,857 shares of common stock are reserved for award under the 2011 Plan, of which 30,903 remained available for future awards as of December 31, 2017.
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
The purpose of the 2014 Plan is to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. The 2014 Plan is expected to provide flexibility to its compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The 2014 Plan is administered by our board of directors. A total of 950,000 shares of common stock are reserved for award under the 2014 Plan, of which 92,459 remained available for future awards as of December 31, 2017.

Director Compensation
The following table provides compensation information concerning our directors, other than David Johnson, during the year ended December 31, 2017:
	Year	Fees Earned or Paid in Cash		Option Awards(1)		Total
Jerome Zeldis, M.D., Ph.D.(2)	2017		$30,000		$22,318(3)	$52,318
Winston Kung(4)	2017	$	—(5)	$	—(6)	$—
Joseph Leone	2017		$28,125		$22,318(3)	$50,443
Gary Restani	2017		$27,189		$22,318(3)	$49,507
Jeffrey Sklar	2017		$28,750		$22,318(3)	$51,068
Mark Wagner	2017		$18,750		$22,318(3)	$41,068

(1)
The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 — Compensation — Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies — Stock-Based Compensation” and “Note 15. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2017 included in this Annual Report.

(2)
Dr. Zeldis resigned as chairman and director on December 5, 2017.

(3)
An option to purchase 9,009 shares of common stock was granted during the year ended December 31, 2017.

(4)
Mr. Kung resigned as director effective November 24, 2017.

(5)
Mr. Kung waived cash compensation for serving as a director during the year ended December 31, 2017.

(6)
Mr. Kung waived his option grant for serving as a director during the year ended December 31, 2017.

For the year ended December 31, 2017, cash compensation for non-employee directors, including the board chair, was $18,750. In addition, the audit committee chair was paid $7,500, the compensation committee chair was paid $6,250, other audit committee members were paid $3,750, other compensation committee members were paid $2,813 and nominating and corporate governance committee members, including the chair, were paid $1,875 Each non-employee director also received stock options to purchase 9,009 shares of our common stock on June 30, 2017, at an exercise price of  $3.70 per share. These stock options will vest monthly over a 11 month period from the date of grant and have a ten-year term.
Mr. Kung has waived his cash compensation and stock option grant for the year ended December 31, 2017.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise noted, all information in this Item 12 reflects a one-for-ten reverse stock split of our common stock that occurred on October 5, 2017.
Equity Compensation Plan Information
The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans under which our equity securities are authorized for issuance:
	Number of securities to be issued upon exercise of outstanding	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	561,152	$25.93	123,362
Equity compensation plans not approved by security holders	285,852(1)	$63.05	—
Total	847,004	$38.46	123,362

(1)
Compromised of the following awards:

•
An option granted to a director on November 27, 2012, with a term of ten years, to purchase 45,719 shares of common stock The options are scheduled to vest and become exercisable as follows: (i) options to purchase 5,715 shares of common stock with an exercise price of  $87.50 per share vesting upon the date of grant; (ii) options to purchase 5,715 shares of common stock with an exercise price of  $87.50 per share vesting on each of the first, second, and third year anniversaries of the date of grant; and (iii) options to purchase 22,859 shares of common stock with an exercise price of  $87.50 per share vesting upon the meeting of certain performance criteria. Options to purchase 17,144 shares were forfeited prior to December 31, 2013 and are not included in the table above.

•
An option granted to Mr. Johnson to purchase 17,760 shares of common stock, granted on November 27, 2012, vesting as follows: (i) options to purchase 5,920 shares of common stock at an exercise price of  $43.80 per share, which vested and became exercisable on November 29, 2012; (ii) options to purchase 5,920 shares of common stock at an exercise price of  $65.60 per share, which vested and became exercisable on November 29, 2013; (iii) and options to purchase 5,920 shares of common stock at an exercise price of  $87.50 per share, which vested and became exercisable on November 29, 2014.

•
An option granted to a consultant to purchase 4,002 shares of common stock, granted on May 10, 2013, with an exercise price of  $43.80 per share and a term of ten years, vesting 2,286 shares of common stock on the date of grant and 572 shares of common stock on September 30, 2013, December 31, 2013 and March 31, 2014. 2,501 shares under this grant have been exercised and are not included in the table above.

•
An option granted to an employee on May 10, 2013, with a term of ten years, to purchase 27,435 shares of common stock vesting as follows: (i) options to purchase 1,829 shares of common stock immediately on the date of grant; and (ii) options to purchase 1,829 shares of common stock on each of the first, second, third, and fourth year anniversaries of the date of grant. The exercise price for one-fifth of each tranche is $43.80, $54.70, $65.60, $87.50 and $109.40 per share.

•
An option granted to a consultant to purchase 1,716 shares of common stock, granted on May 30, 2013, with a term of ten years, vesting as follows: (i) options to purchase 572 shares of common stock vesting immediately on the date of grant with an exercise price of  $43.80 per share; (ii) options to purchase 572 shares of common stock vesting on January 1, 2014 with an exercise price of  $65.60 per share; and (iii) 572 shares vesting on January 1, 2015 with an exercise price of  $87.50 per share.

•
An option granted to Dr. Zeldis on July 22, 2013 to purchase 62,217 shares of common stock. The options are scheduled to vest and become exercisable as follows: (i) options to purchase 20,739 shares of common stock at $65.60 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $10 million by April 15, 2016; (ii) options to purchase 20,739 shares of common stock with an exercise price of  $87.50 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $20 million by April 17, 2017; and (iii) options to purchase 20,739 shares of common stock with an exercise price of  $109.40 per share to vest upon the filing of the Company’s annual report on Form 10-K having consolidated gross revenue of at least $25 million by April 17, 2018. Options to purchase 20,739 shares were forfeited prior to December 31, 2017 and are not included in the table above.

•
An option granted to Mr. Posner, with a ten year term, to purchase 18,516 shares of common stock, granted on September 3, 2013. The options are scheduled to vest as follows: (i) 6,172 shares at an exercise price of  $43.80 per share, which vested immediately; (ii) 6,172 shares at an exercise price of  $65.60 per share, which vested upon the one year anniversary of employment; and (iii) 6,172 shares at an exercise price of  $87.50 per share, which vested upon the two year anniversary of employment. The options have a term of ten years.

•
A warrant to purchase 686 shares of common stock, with a five year term, at an exercise price of $43.80 was issued to a consultant on September 11, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
A warrant to purchase 686 shares of common stock, with a five year term, at an exercise price of $43.80 was issued to a consultant on October 28, 2013, vesting on the one year anniversary of the date of grant.

•
A warrant to purchase 343 shares of common stock, with a five year term, at an exercise price of $56.90 was issued to a consultant on October 28, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
Warrants to two consultants to each purchase 800 shares of common stock, with a five year term, at an exercise price of  $43.80 were issued on November 12, 2013, each vesting in 12 equal monthly installments over the first year from the date of issuance.

•
A warrant to purchase 915 shares of common stock, with a five year term, at an exercise price of $43.80 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
A warrant to purchase 1,372 shares of common stock, with a five year term, at an exercise price of $43.80 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
Warrants to two consultants to each purchase 400 shares of common stock, with a five year term, at an exercise price of  $56.90 were issued on November 12, 2013, each vesting in 12 equal monthly installments over the first year from the date of issuance.

•
A warrant to purchase 458 shares of common stock, with a five year term, at an exercise price of $56.90 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
A warrant to purchase 686 shares of common stock, with a five year term, at an exercise price of $56.90 was issued to a consultant on November 12, 2013, vesting in 12 equal monthly installments over the first year from the date of issuance.

•
An option granted to Mr. Johnson, with a term of ten years, to purchase 11,713 shares of common stock, granted on November 14, 2013 with an exercise price of  $35.00. The options vested as follows: (i) options to purchase 3,255 shares vested on March 28, 2014, (ii) options to purchase 4,112 shares vested on June 28, 2014; and (iii) options to purchase 4,346 shares vested on September 30, 2014.

•
An option granted to a consultant to purchase 3,429 shares of common stock, granted on November 14, 2013, with an exercise price of  $56.90 per share and a term of five years, vesting on the date of grant.

•
An option granted to a consultant on November 15, 2013, with a term of ten years, to purchase 2,286 shares of common stock vesting as follows: (i) options to purchase 762 shares of common stock immediately on the date of grant with an exercise price of  $39.40 per share; (ii) options to purchase 762 shares of common stock on the first year anniversary of the date of grant with an exercise price of  $65.60 per share; and (iii) 762 shares of common stock on the second anniversary of the date of grant with an exercise price of  $87.50 per share.

•
An option granted to Mr. Johnson, with a term of ten years, to purchase 73,058 shares of common stock, granted on December 20, 2013 at an exercise price of  $68.20. The options vest on the first day of each calendar quarter during the period commencing on January 1, 2014 and ending on February 4, 2016, provided that Mr. Johnson remains employed by the company on such date.

•
An option granted to an employee on December 20, 2013, with a term of ten years, to purchase 5,000 shares of common stock with an exercise price of  $68.20 per share vesting as follows: (i) options to purchase 1,250 shares of common stock immediately on the date of grant; and (ii) options to purchase 1,250 shares of common stock on each of the first, second, and third year anniversaries of the date of grant.

•
An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 5,000 shares of common stock with an exercise price of  $69.90 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•
An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 9,152 shares of common stock with an exercise price of  $69.90 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•
An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 8,001 shares of common stock with an exercise price of  $69.90 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•
A warrant to purchase 4,500 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•
A warrant to purchase 7,224 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•
A warrant to purchase 2,961 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•
A warrant to purchase 8,171 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•
A warrant to purchase 593 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•
A warrant to purchase 237 shares of common stock, expiring on March 29, 2022, at an exercise price of  $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2018 by:
•
each person known by us to beneficially own more than 5.0% of our common stock;

•
each of our directors;

•
each of the named executive officers; and

•
all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Alliqua BioMedical, Inc., 1010 Stony Hill Road, Yardley, PA 19067. As of April 26, 2017, we had 5,005,211 shares outstanding.
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Beneficially Owned(1)
5% Owners
Celgene Corporation 86 Morris Avenue Summit, New Jersey 07901	902,519(2)	17.7%
Perceptive Advisors, LLC 499 Park Avenue, 25th Floor New York, NY 10022	643,730(3)	12.3%
Officers and Directors
David I. Johnson	282,814(4)	5.5%
Joseph Warusz	—	—
Brian M. Posner(12)	64,656(5)	1.3%
Bradford C. Barton	82,798(6)	1.6%
Pellegrino Pionati	40,660(7)	*
Joseph M. Leone	21,194(8)	*
Jeffrey Sklar	18,805(9)	*
Gary Restani	15,700(10)	*
Mark Wagner	54,430(11)	1.1%
Directors and executive officers as a group (9 persons)	581,057	11.0%

*
Represents ownership of less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 26, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Based on information contained in Amendment No. 8 to Schedule 13D filed with the SEC on June 27, 2017. Comprised of  (i) 804,610 shares of our common stock owned directly by Celgene Corporation, and (ii) 97,909 shares of our common stock issuable to Celgene Corporation upon the exercise of warrants that are currently exercisable. Celgene Corporation is a publicly traded corporation listed on NASDAQ.

(3)
Based on information contained in Schedule 13G filed on February 14, 2018. Comprised of  (i) 429,108 shares of our common stock owned directly by Perceptive Advisors, LLC, and (ii) 214,622 shares of our common stock issuable to Perceptive Advisors, LLC upon the exercise of warrants that are currently exercisable.

(4)
Comprised of   (i) 89,454 shares of our common stock owned directly by Mr. Johnson, (ii) 50,000 shares of restricted stock that will vest within 60 days of April 26, 2018, (iii)141,949 shares of our common stock issuable to Mr. Johnson upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018, and (iv) 1,411 shares of common stock issuable upon the exercise of warrants held by Mr. Johnson.

(5)
Comprised of   (i) 27,642 shares of our common stock owned directly by Mr. Posner, and (ii) 37,014 shares of our common stock issuable to Mr. Posner upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018.

(6)
Comprised of   (i) 35,882 shares of our common stock owned directly by Mr. Barton, (ii) 45,928 shares of our common stock issuable to Mr. Barton upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018, and (iii) 988 shares of common stock issuable upon the exercise of warrants held by Mr. Barton.

(7)
Comprised of   (i) 27,660 shares of our common stock owned directly by Mr. Pionati, (ii) 3,000 shares of restricted stock that will vest within 60 days of April 26, 2018, and (iii) 10,000 shares of our common stock issuable to Mr. Pionati upon the exercise of vested stock options.

(8)
Comprised of   (i) 4,383 shares of our common stock owned directly by Mr. Leone, (ii) 16,529 shares of our common stock issuable to Mr. Leone upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018, and (iii) 282 shares of common stock issuable upon the exercise of warrants held by Mr. Leone.

(9)
Comprised of   (i) 2,436 shares of our common stock owned directly by Mr. Sklar, (ii) 69 shares of our common stock held in a custodial account for a child, of which Mr. Sklar disclaims beneficial ownership, and (iii) 16,300 shares of our common stock issuable to Mr. Sklar upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018.

(10)
Comprised of shares of our common stock issuable to Mr. Restani upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018.

(11)
Comprised of   (i) 7,050 shares of our common stock owned directly by Mr. Wagner, (ii) 32,380 shares owned directly by 2003 Revocable Trust of Mark Wagner dated April 23, 2003 (the “Wagner Trust”) and (iii) 15,000 shares of our common stock issuable to Mr. Wagner upon the exercise of stock options that are vested or will vest within 60 days of April 26, 2018. Mr. Wagner is the trustee and deemed to have a pecuniary interest in, and therefore to be the beneficial owner of, shares held by the Wagner Trust. The Wagner Trust acquired 17,403 shares as part of the merger consideration for the acquisition of Celleration on May 29, 2015.

(12)
Mr. Posner resigned as our Chief Financial Officer, Secretary and Treasurer effective April 1, 2018.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions
On April 3, 2017, we completed an underwritten public offering of 9,473,250 shares of common stock at a public offering price of  $0.40 per share (the “Public Offering”), for aggregate gross proceeds of $3.8 million, before deducting underwriting discounts and offering expenses. The investors in the Public Offering included Messrs. Johnson, Wagner, Leone, Pionati and Barton, each a member of our board of directors or an executive officer, who purchased an aggregate of 462,500 shares of common stock at $0.40 per share, for an aggregate purchase price of  $185,000.

On February 27, 2017, we closed a private placement of 5,540,000 shares of common stock at a purchase price of  $0.50 per share, for gross proceeds of  $2,770,000. Celgene Corporation, which beneficially owns more than 5% of our common stock, purchased 4,000,000 shares of common stock for a purchase price of  $2,000,000, and Dr. Zeldis, the chairman of our board of directors, purchased 400,000 shares of common stock for a purchase price of  $200,000 in the private placement. Additional shares of common stock were issuable to Celgene and Dr. Zeldis pursuant to the “most favored nation” provision in the securities purchase agreement entered into in the private placement (the “Securities Purchase Agreement”), which issuance is subject to stockholder approval as may be required by the applicable rules and regulations of the NASDAQ Capital Market. Following the Public Offering, on April 11, 2017, we adjusted the per share purchase price under the Securities Purchase Agreement to equal the $0.40 per share Public Offering price and issued 296,277 additional shares of common stock to Celgene.
Following approval at the Company’s 2017 annual meeting of shareholders, the Company issued 703, 723 additional shares of common stock to Celgene and 100,000 additional shares of common stock to Dr. Zeldis, in each case, pursuant to the “most favored nation” provision in the Securities Purchase Agreement.
On May 29, 2015, we and each of its subsidiaries entered into the Credit Agreement with Perceptive Credit Opportunities Fund, LP (“Perceptive”), an affiliate of Perceptive Advisors, LLC, which beneficially owns more than 5% of our common stock. The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of  $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of  (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at March 31, 2018 was 11.4375%. The repayment of the term loan and our obligations under the Credit Agreement are secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property.
We are currently in default of a covenant pertaining to trailing twelve-month revenue under the Credit Agreement with Perceptive as a result of our failure to achieve $22,250,000 and $24,600,000, $27,200,000, $30,300,000, $33,800,000, $37,800,000 and $40,000,000 of gross revenue for the twelve-month periods ended September 30, 2016, December 31, 2016, ended March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018, respectively. The Company is also currently in default of a minimum cash balance requirement under the Credit Agreement due to the Company having a cash balance of less than $2,000,000. As of the date hereof, Perceptive has agreed to forbear from exercising any rights and remedies related to each such events of default until the earlier of April 30, 2018 or the termination of the Asset Purchase Agreement with Celularity. Perceptive reserved the rights, commencing with the occurrence of any of these events, to pursue any rights and remedies available to it, including, but not limited to, declaring all or any portion of the outstanding principal amount to be immediately due and payable, imposing a default rate of interest as specified in the credit agreement, or pursing the lender’s rights and remedies as a secured party under the UCC as a secured lender. In addition, Perceptive has a lien on substantially all of our assets and, as a result of the default, may seek to foreclose on some or substantially all of our assets after the expiration of the forbearance. If Perceptive were to exercise its right to demand payment of the outstanding debt, we would not have sufficient funds to satisfy that obligation and Perceptive’s exercise of its other remedies would have a material adverse effect on our operations and financial condition.
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
Mark Wagner, who is a member of our board of directors, is a director of Minnetronix, Inc. (“Minnetronix”). On November 17, 2015, we entered into a manufacturing supply agreement with Minnetronix, pursuant to which Minnetronix agreed to perform manufacturing and other services in exchange for certain fees and expenses, with such amounts being variable and contingent on various factors. During the years ended December 31, 2017 and 2016, we incurred costs of approximately $412,000 and $491,000, respectively.
Director Independence
Our board of directors has determined that each of Joseph Leone, Gary Restani, Mark Wagner, and Jeffrey Sklar satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that each of these directors has no material relationship with us (other than being a director and/or stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and its affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Marcum LLP for the fiscal years ended December 31, 2017 and 2016.
	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$219,081	$203,425
Audit-related fees	61,896	29,165
Tax fees	—	—
Total	$281,077	$232,590

Audit Fees
Audit fees for the years ended December 31, 2017 and 2016 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements and internal control over financial reporting included in our Annual Report on Form 10-K and review of interim condensed financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2017 and 2016. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.
Audit-Related Fees
Audit-related fees for the year ended December 31, 2017 include services in connection with our registration statement on Form S-1, Form S-8 and comfort and bring down letter. Audit-related fees for the year ended December 31, 2016 include services in connection with our registration statement on Form S-4 filed in November 2016 and Form S-4/A filed in December 2016.

Tax Fees
Tax fees for the year ended December 31, 2017 consisted of fees for tax consultation services. Marcum LLP did not provide any professional services for tax compliance, tax advice or tax planning for the year ended December 31, 2016.
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
Date: April 30, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ DAVID JOHNSON David Johnson	President, Chief Executive Officer and Director (principal executive officer)	April 30, 2018
/s/ JOSEPH WARUSZ Joseph Warusz	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)	April 30, 2018
/s/ JOSEPH LEONE Joseph Leone	Director	April 30, 2018
/s/ GARY RESTANI Gary Restani	Director	April 30, 2018
/s/ JEFFREY SKLAR Jeffrey Sklar	Director	April 30, 2018
/s/ MARK WAGNER Mark Wagner	Director	April 30, 2018

Index to Exhibits
Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 5, 2014, by and between Alliqua, Inc., ALQA Merger Sub, Inc., Choice Therapeutics, Inc. and E. James Hutchens, as the Stockholder Representative, incorporated by reference to Exhibit 2.1 to the Form 8-K filed May 6, 2014.
2.2	Agreement and Plan of Merger, dated June 5, 2014, by and between Alliqua, Inc. and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 11, 2014.
2.3**	Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 2, 2015.
2.4**	Contribution Agreement and Plan of Merger, dated October 5, 2016, by and among Alliqua BioMedical, Inc., Alliqua Holdings, Inc., Chesapeake Merger Corp., and Soluble Systems, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 6, 2016.
2.5**	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018.
2.6**	Asset Purchase Agreement, dated August 31, 2017, by and between Alliqua BioMedical, Inc. and Argentum Medical, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2017.
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 11, 2014.
3.2	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to the Form 8-K filed June 11, 2014.
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016.
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017.
3.5	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 11, 2014.
4.1	Form of Warrant used in connection with February 16, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 21, 2012.
4.2	Form of Warrant used in connection with August 14, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 16, 2012.
4.3	Form of Warrant used in connection with November 8, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012.
4.4	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.
4.5	Form of Warrant used in connection with April and May 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.
4.6	Form of Warrant used in connection with June 28, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed July 5, 2013.

Exhibit No.	Description
4.7	Form of $0.10 Warrant used in connection with October 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 28, 2013.
4.8	Warrant issued to Celgene Corporation on November 18, 2013, incorporated by reference to Exhibit 4.12 to the Form 10-K filed December 31, 2013.
4.9	Form of Warrant used in connection with November 18, 2013 private placement, incorporated by reference to Exhibit 4.13 to the Form 10-K filed December 31, 2013.
4.10	Form of Warrant, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 15, 2014.
4.11	Form of Warrant, dated April 3, 2017, by and between Alliqua BioMedical, Inc. and H.C. Wainwright & Co. LLC and its designees, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 4, 2017.
10.1+	2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form S-8 filed on May 8, 2003.
10.2+	Form of Nonstatutory Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form 10-K/A filed May 16, 2013.
10.3+	Form of Incentive Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-K/A filed May 16, 2013.
10.4+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.
10.5	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.6	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.7+	2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2011.
10.8	Form of Securities Purchase Agreement, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 21, 2012.
10.9	Securities Purchase Agreement, dated as of August 14, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 16, 2012.
10.10	Securities Purchase Agreement, dated as of November 8, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012.
10.11+	First Amendment to the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.
10.12+	Form of Nonstatutory Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-K/A filed May 16, 2013.
10.13+	Form of Incentive Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed May 16, 2013.
10.14+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.

Exhibit No.	Description
10.15+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.
10.16	Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.
10.17	Securities Purchase Agreement, dated as of April 11, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 26, 2013.
10.18	Securities Purchase Agreement, dated as of June 28, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.3 to the Form 8-K filed July 5, 2013.
10.19+	Nonqualified Stock Option Agreement, dated September 3, 2013, between Brian Posner and Alliqua, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 9, 2013.
10.20^	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed November 12, 2013.
10.21^	License, Marketing and Development Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation, d/b/a CCT, and Alliqua, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-K filed December 31, 2013.
10.22^	Supply Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed December 31, 2013.
10.23	Stock Purchase Agreement, dated as of November 14, 2013, by and between Celgene Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.50 to the Form 10-K filed December 31, 2013.
10.24	Securities Purchase Agreement, dated as of November 18, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.51 to the Form 10-K filed December 31, 2013.
10.25	First Amendment to Executive Employment Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 27, 2013.
10.26	Nonqualified Stock Option Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.2 to the Form 8-K filed December 27, 2013.
10.27+	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.62 to the Form 10-K filed December 31, 2013.
10.28+	Form of Restricted Stock Award Agreement for 2013 Executive Bonuses under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.63 to the Form 10-K filed December 31, 2013.
10.29+	Form of Nonqualified Stock Option Agreement (outside of any incentive plan), incorporated by reference to Exhibit 99.8 to the Form S-8 filed January 23, 2014.
10.30	Form of Securities Purchase Agreement, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 15, 2014.

Exhibit No.	Description
10.31	Form of Letter Agreement, dated April 11, 2014, by and between Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 15, 2014.
10.32+	Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 11, 2014.
10.33^	Supply Agreement, dated April 10, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 11, 2014.
10.34^	First Amendment to Supply Agreement, dated April 10, 2014 by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 11, 2014.
10.35^	First Amendment to License, Marketing and Development Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2014.
10.36^	Second Amendment to Supply Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 5, 2014.
10.37	Voting Agreement, dated February 2, 2015, by and between Alliqua BioMedical, Inc. and each of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.38	Commitment Letter, dated February 2, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.39	Side Letter Agreement to Commitment Letter, dated March 10, 2015, by and between Perceptive Credit Opportunities Fund, LP and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.40^	Second Amendment to the License, Marketing and Development Agreement, dated April 30, 2015, by and between Alliqua BioMedical, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015.
10.41+	First Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015.
10.42+	Form of Incentive Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form S-8 filed August 6, 2015.
10.43+	Form of Nonqualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form S-8 filed August 6, 2015.
10.44+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form S-8 filed August 6, 2015.
10.45+	Form of Restricted Stock Unit Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form S-8 filed August 6, 2015.

Exhibit No.	Description
10.46	Credit Agreement and Guaranty, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantors party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.47	Pledge and Security Agreement, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantor party thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.48	Warrant, dated May 29, 2015, by and between Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.49+	Employment Agreement, dated June 3, 2015, by and between Alliqua BioMedical, Inc. and Nino Pionati, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015.
10.50+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Brian Posner, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015
10.51+	Employment Agreement, dated June 5, 2015, by and between Alliqua BioMedical, Inc. and Bradford Barton, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015.
10.52	First Amendment to Distributor Agreement, dated July 31, 2015, by and between Alliqua BioMedical, Inc. and BSN Medical, Inc., an affiliate of Sorbion GmbK & Co KG, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015.
10.53	Purchase Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.54	Transition Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.55	Consent Agreement, dated August 25, 2016, by and among Alliqua BioMedical, Inc., certain subsidiaries set forth on the signature pages thereto, and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2016.
10.56	Forbearance and Amendment Agreement, dated January 26, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.57	Amended Warrant, dated January 26, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.58	Form of Securities Purchase Agreement, dated February 27, 2017, by and between Alliqua BioMedical, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.

Exhibit No.	Description
10.59	Amendment No. 1 to Forbearance and Amendment Agreement, dated March 7, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.60	Amended Warrant, dated March 7, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.61	Amended Warrant, dated April 6, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2017.
10.62	Amendment No. 2 to Forbearance and Amendment Agreement, dated April 27, 2017, by and among Alliqua BioMedical, Inc. AquaMed Technologies and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017
10.63	Amendment to Credit Agreement and Guaranty and Warrant, dated June 1, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2017
10.64+	Second Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, effective as of June 23, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2017
10.65	Second Forbearance Agreement, dated August 9, 2017, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2017
10.66	Consent, Forbearance and Amendment Agreement, dated August 31, 2017, by and among Alliqua BioMedical, Inc. AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017
10.67	Forbearance and Amendment Agreement, dated February 5, 2018, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2018
10.68	Amendment Agreement, dated March 13, 2018, by and among by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2018
10.69	Bridge Loan Note, dated March 13, 2018, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, L.P., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2018
10.70	General Release and Severance Agreement, dated as of March 15, 2018, by and between Brian Posner and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2018
21.1∞	List of Subsidiaries
23.1∞	Consent of Independent Registered Public Accounting Firm to the Form 10-K.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1∞	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2∞	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101∞	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

*
Filed herewith.

**
Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

^
Confidential treatment has been granted with respect to certain portions of this exhibit.

+
Management contract or compensatory plan or arrangement.

∞
Previously filed.