Form 10-Q
period 2018-03-31
Alliqua BioMedical, Inc.
filed 2018-05-14
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-36278

Alliqua BioMedical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2349413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 Cabot Blvd West, Suite B Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

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

As of May 7, 2018, the registrant had 5,005,211 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,536	$2,181
Accounts receivable, net	4,029	3,243
Inventory, net	1,655	1,551
Prepaid expenses and other current assets	161	185
Current assets of discontinued operations	217	317
Total current assets	7,598	7,477
Improvements and equipment, net	1,385	1,563
Intangible assets, net	20,935	22,069
Goodwill, net	1,659	1,659
Other assets	173	173
Total assets	$31,750	$32,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,875	$1,641
Accrued expenses and other current liabilities	5,125	4,270
Senior secured term loan, net	12,831	10,929
Warrant liability	149	130
Total current liabilities	20,980	16,970
Other long-term liabilities	295	304
Total liabilities	21,275	17,274

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 5,005,211 and 4,986,034 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	165,590	165,672
Accumulated deficit	(155,120)	(150,010)
Total stockholders’ equity	10,475	15,667
Total liabilities and stockholders’ equity	$31,750	$32,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Revenue, net of returns, allowances and discounts	$5,381	$4,125

Cost of revenues	1,704	1,515

Gross profit	3,677	2,610

Operating expenses
Selling, general and administrative	7,029	7,588
Royalties	266	186
Research and product development	-	111
Transactional costs	923	634
Change in fair value of contingent consideration liability	-	35
Total operating expenses	8,218	8,554

Loss from operations	(4,541)	(5,944)

Other (expense) income
Interest expense	(548)	(573)
Interest income	1	2
Change in fair value of warrant liability	(19)	118
Warrant modification expense	-	(770)
Total other expense	(566)	(1,223)

Loss from continuing operations before tax	(5,107)	(7,167)

Income tax expense	(3)	(3)

Loss from continuing operations	(5,110)	(7,170)

Discontinued operations:
Income from discontinued operations, net of tax of $0 for the three months ended March 31, 2018 and 2017	-	172

Net loss	$(5,110)	$(6,998)

Net loss per basic and diluted common share:
Loss from continuing operations	$(1.19)	$(2.33)

Income from discontinued operations	-	0.06
Net loss per basic and diluted common share	$(1.19)	$(2.27)

Weighted average shares used in computing net loss per basic and diluted common share	4,302,608	3,071,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(5,110)	$(6,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312	1,382
Amortization of deferred lease incentive	(11)	(11)
Deferred income tax expense	3	3
Provision for doubtful accounts	155	7
Reserve for note receivable	-	350
Provision for excess and slow moving inventory	-	23
Stock-based compensation expense	(80)	491
Deferred rent	(1)	2
Amortization of debt issuance and discount costs	190	204
Warrant modification expense	-	770
Change in fair value of warrant liability	19	(118)
Fair value adjustment of contingent consideration liability	-	35
Changes in operating assets and liabilities:
Accounts receivable	(941)	(108)
Inventory	(104)	48
Prepaid expenses and other assets	24	227
Accounts payable	1,234	(301)
Accrued expenses and other liabilities	855	(652)
Net Cash Used in Operating Activities	(2,455)	(4,646)

Investing Activities
Purchase of improvements and equipment	-	(39)
Issuance of bridge loan	-	(350)
Proceeds from escrow	100	-
Net Cash Provided by (Used In) Investing Activities	100	(389)

Financing Activities
Contingent purchase price payments	-	(675)
Net proceeds from bridge loan	1,712	-
Net proceeds from issuance of common stock	-	2,534
Payment of withholding taxes related to stock-based employee compensation	(2)	(54)
Net Cash Provided by Financing Activities	1,710	1,805

Net Decrease in Cash and Cash Equivalents	(645)	(3,230)

Cash and Cash Equivalents – Beginning of year	2,181	5,580

Cash and Cash Equivalents – End of year	$1,536	$2,350

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$362	$370
Non-cash investing and financing activities:
Common stock issued for contingent purchase price payments	-	675

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

Recent Developments

On January 5, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) with Celularity, Inc. (“Celularity”) pursuant to which the Company agreed to sell substantially all of its assets to Celularity (the “Asset Sale Transaction”), including certain assets comprising its MIST, Biovance and Interfyl Product lines (the “Purchased Assets”). As consideration for the Purchased Assets, Celularity paid consideration to the Company $29 million in cash. No debt or significant liabilities were assumed by Celularity in the Asset Sale Transaction (the “AST”).

Under the terms of the APA, the Company will retain certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines.

The transactions contemplated by the APA were approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of the Company’s common stock on April 27, 2018. The AST was completed on May 7, 2018.

The Company’s operations sold under the APA have not been reclassified to discontinued operations since they are classified as Held for Use. These operations are presented in continuing operations in the first quarter of 2018. These operations will be reclassified to discontinued operations in the second quarter of 2018, when the shareholders of the company approved the sale. (See Note 12 – Subsequent Events)

The Company has, historically, served as a contract manufacturer, supplying the manufactured gels to third parties who incorporate them into their own products and will continue to manufacture said hydrogels going forward.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2018 and results of operations and cash flows for the three months ended March 31, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

In order to add capital and to focus on future investments on commercializing its own regenerative technologies on August 31, 2017 the Company entered into an Asset Purchase Agreement (“the Argentum Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby the Company agreed to sell to Argentum all of the Company’s rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by the Company in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by the Company, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $112,000 for the unsold TheraBond inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $300,000 is deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on the Company’s balance sheet as of December 31, 2017. As of March 31, 2018, $100,000 was paid from the escrow, therefore, $200,000 remains in an indemnity escrow account under standard terms and conditions; classified under current assets of discontinued operations on the Company’s balance sheet.

Summarized operating results of discontinued operations for the three months ended March 31, 2017 are presented in the following table, there are no operating results in 2018 (in thousands):

Three Months Ended March 31,
2017

Revenue, net of returns, allowances and discounts	$469
Cost of revenues	145
Gross profit	324
Selling, general and administrative	152
Income from discontinued operations, net of tax	172

Non-cash amortization expense of $74,000 is included in selling, general and administrative expense for the three months ended March 31, 2017.

Summarized assets of discontinued operations are presented in the following table (in thousands), there were no liabilities of discontinued operations for the three months ended March 31, 2018 and 2017 and all assets are considered current:

	March 31,	December 31,
	2018	2017
Accounts receivable, net	$17	$17
Escrow	200	300
Total assets	217	317

Significant Accounting Policies and Estimates

Recent Accounting Principles

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of March 31, 2018, the Company had a cash balance of approximately $1.5 million. The Company has experienced recurring losses since its inception. The Company incurred a net loss of $5.1 million and utilized $2.5 million in cash from operations for the three months ended March 31, 2018 and had an accumulated deficit of $155.1 million as of March 31, 2018. Further the Company continued to be in default of certain financial covenants pertaining to its outstanding debt of approximately $12.8 million under its Credit Agreement of which the lender had agreed to forbear from exercising any rights and remedies related to such defaults until the earlier of May 7, 2018 or the termination of the APA. These factors raised substantial doubt as to the Company’s ability to continue as a going concern. Upon closing the APA, the Company received gross proceeds of $29 million and part of the proceeds were utilized to satisfy its obligations under the Credit agreement in full. With the remaining proceeds from the APA, management of the Company believes substantial doubt has been mitigated and it has sufficient resources to fund its planned operations for a year from the date these financial statements are issued (See Note 12- Subsequent Events).

3.	Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from two different types of contracts, (i) product sales to customers and (ii) contract manufacturing. Revenue from sales of products as well as from contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer. To achieve this core principle, the Company applies the following five steps:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – When an asset is transferred, and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue. At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time. Revenue from sales of products as well as from contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

Disaggregation of Revenue

The following table presents our disaggregated revenues by revenue source (in millions). The Company recognizes revenue primarily from two different types of contracts, (i) product sales to customers and (ii) contract manufacturing. Revenue from sales of products as well as from contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

	Three Months Ended March 31,
	2018	2017
Product	$4,841	$3,896
Contract manufacturing	540	229
Total revenues, net	$5,381	$4,125

As of March 31, 2018, or December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three months ended March 31, 2018 and 2017, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of March 31, 2018, there were no remaining performance obligations that the Company had not satisfied.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2018	2017
Stock options	722,446	707,328
Warrants	471,070	454,112
Non-vested restricted stock	193,006	82,667
Total	1,386,522	1,244,107

5.	Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2018	2017

Raw materials	$168	$98
Work in process	58	-
Finished goods	1,497	1,521
Less: Inventory reserve for excess and slow moving inventory	(68)	(68)
Total	$1,655	$1,551

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017

Salaries, benefits and incentive compensation	$2,386	$1,981
Milestone payment to licensor	1,000	1,000
Professional fees	841	538
Royalty fees	266	227
Deferred revenue	407	365
Other	225	159
Total accrued expenses and other current liabilities	$5,125	$4,270

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into a Credit Agreement and Guaranty (the “CAG”) with Perceptive Credit Opportunities Fund, L.P. (“Perceptive”). The CAG provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The CAG (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The interest rate at March 31, 2018 was 11.4375%.

In connection with the CAG, the Company incurred approximately $1.3 million of debt issuance costs. The debt issuance costs are being amortized over the term of the loan on a straight-line basis, which approximates the effective interest method. For the three months ended March 31, 2018 and 2017, the Company recorded amortization of debt issuance costs of $57,000 and $64,000, respectively, which is included in interest expense for the periods presented.

In connection with the entry into the CAG, a five-year warrant (the “Warrant”) to purchase 75,000 shares of common stock, par value of $0.001 per share at an exercise price of $55.138 per share (the “Exercise Price”) was issued to Perceptive. The Company granted Perceptive customary demand and piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant. The Warrant contains a weighted average anti-dilution feature whereby the Exercise Price is subject to reduction if the Company issues shares of common stock (or securities convertible into common stock) in the future at a price below the current Exercise Price. As a result, the Warrant was determined to be a derivative liability. The Warrant had an issuance date fair value of approximately $2.7 million which was recorded as a debt discount. For the three months ended March 31, 2018 and 2017, the Company recorded amortization of debt discount of $134,000 and $140,000, respectively, which is included in interest expense for the periods presented. See Note 11 – Fair Value Measurement for additional details.

As of March 31, 2018, the Company was in default of a covenant pertaining to trailing twelve-month revenue under the CAG as a result of the Company’s failure to achieve $27,200,000, $30,300,000, $33,800,000, $37,800,000, and $40,000,000 of gross revenue for the twelve-month periods ended March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018 respectively. Additionally, the Company is in default of the of the minimum cash balance of $2.0 million as of March 31, 2018. Perceptive had agreed to forbear from exercising any rights and remedies related to such defaults until the earlier of May 7, 2018 or the termination of the APA. The Company has classified the entire principal balance as a current liability in its balance sheet as of March 31, 2018 and December 31, 2017.

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

Debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017

Principal balance	$13,847	$12,135
Unamortized debt issuance and discount costs	(1,016)	(1,206)
Total	$12,831	$10,929

On March 13, 2018, Alliqua BioMedical, Inc., AquaMed Technologies, Inc., a wholly owned subsidiary of the Company, and Perceptive Credit Holdings, L.P. entered into an Amendment Agreement, pursuant to which the parties agreed to certain amendments and modifications to the terms of the Credit Agreement and Guaranty, dated May 29, 2015, by and among the Company, the Guarantor and Perceptive. The Amendment Agreement provides for, an additional bridge term loan to the Company in the aggregate principal amount of $2,000,000 pursuant to a Bridge Loan Note (“BLN”). Under the Amendment Agreement, the Company agreed to pay an upfront fee of $250,000 and all fees, costs and expenses payable pursuant to the Credit Agreement (including reasonable attorney’s fees of Perceptive). The BLN bears interest at a rate per annum equal to the sum of (i) the greater of (x) LIBOR and (y) 1%, plus (ii) an applicable margin of 9.75%. The BLN matures on the earlier of (i) May 7, 2018 and (ii) the closing date in connection with the previously announced APA, by and between the Company and Celularity Inc, dated January 5, 2018.

On May 7, 2018, the Company extinguished the debt obligation, the BLN and associated fees relating to the aforementioned obligation.

8.	Commitments and Contingencies

Agreements for Human Placental Based Products

Human Longevity, Inc.

In November 2013, the Company entered into a License, Marketing and Development Agreement (the “License Agreement”) and Supply Agreement (the “Biovance Supply Agreement”) with Celgene Cellular Therapeutics (“CCT”), an affiliate of Celgene Corporation (“Celgene”). The agreements grant the Company an exclusive, royalty-bearing license in CCT’s intellectual property for certain placental based products, including ECM and Biovance ®, as well as provide the Company with the its requirements of Biovance for distribution. In January 2016, HLI Cellular Therapeutics, LLC (“HLI”), a genomics-based, technology-driven company, announced the purchase of LifebankUSA and other select assets from CCT. CCT assigned and HLI assumed the license and supply agreements the Company entered into with CCT, for certain placental based products. In June 2017, Celularity, Inc. (“Celularity”) acquired all of the assets of HLI, including the agreements between HLI and the Company. The Company is required to pay Celularity annual license fees, designated amounts when certain milestone events occur and royalties on all sales of licensed products, with such amounts being variable and contingent on various factors. For the three months ended March 31, 2018 and 2017, the Company incurred royalties of approximately $266,000 and $185,000, respectively, in connection with this agreement. Approximately $266,000 is included in accrued expenses as of March 31, 2018, in connection with this agreement. The initial term of the License Agreement ends on November 14, 2023, unless sooner terminated pursuant to the termination rights under the License Agreement and will extend for additional two-year terms unless either party gives written notice within a specified period prior to the end of a term. The License Agreement with Celularity is terminable on a product-by-product basis if the Company fails to meet certain minimum sales thresholds in the second year or any subsequent year of commercial sales of each licensed product. Each year of commercial sales are referred to in the License Agreement as “launch years” and the calendar period constituting each launch year for each licensed product is determined in accordance with the terms of the License Agreement. To maintain its license for Biovance, the Company must meet a minimum gross sales amount for Biovance in the second year and third year of commercial sales. If the Company fails to meet the minimum threshold in the second year of commercial sales of product, it would be able to cure such failure by making a cure payment specified in the License Agreement to Celularity; provided, however, the Company does not have the option to make a cure payment, should it fail to meet the minimum threshold for such product in the third year of commercial sales and Celularity may terminate the License Agreement with respect to such product.

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

In April 2016, the Company entered into a Supply Agreement with HLI (now Celularity), pursuant to which Celularity supplies the Company with the Company’s entire requirement of Interfyl™ Human Connective Tissue Matrix. Additionally, the Company agreed to make certain future milestone payments upon the achievement of certain milestones. The Company initiated sales and marketing efforts of Interfyl Human Connective Tissue Matrix in September 2016 and achieved two milestones under the license agreement. The Company is required to pay Celularity $500,000 related to the first commercial sale of Interfyl in the flowable matrix configuration and $500,000 related to the first commercial sale of Interfyl in the particulate form. Commercial sales of both configurations occurred in September 2016, and as such, the Company recorded $1.0 million of milestone expense during the year ended December 31, 2016. The milestone has been included in accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017.

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

On May 7, 2018, the License Agreement and the Supply Agreements were transferred to Celularity in connection with the completion of the AST.

License Agreement with Noble Fiber Technologies, LLC

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. The agreement calls for minimum royalties in 2016 in the amount of $600,000. There are no minimum royalties subsequent to 2016. Total royalties, for the three months ended March 31, 2018 and 2017 were $43 and $1,900, respectively.

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

On April 4, 2018, the court approved the parties’ stipulation and proposed order to withdraw the motion for preliminary injunction and dismiss the action and the case was closed. The court retained jurisdiction of the action solely for determining any potential fee application if the parties are unable to reach agreement and a fee application becomes necessary.

9.	Stockholders’ Equity

Stock-Based Compensation

During the three months ended March 31, 2018, the Company recognized a credit of $80,000 related to stock-based compensation resulting from the forfeiture of certain unvested awards, consisting of expense of $14,000 included in cost of revenues that is offset by a credit of $94,000 which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2017, the Company recognized $491,000 of stock-based compensation expense, of which, $11,000 is included in cost of revenues and $480,000 is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2018, there was $343,000 of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 0.7 years.

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

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then a member of the Board of Directors. During the three months ended March 31, 2018 and 2017, the Company incurred costs of approximately $189,000 and $127,000, respectively, from this vendor. Approximately $122,000 and $102,000 is included in accounts payable related to this related party as of March 31, 2018 and December 31, 2017, respectively.

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

Warrant Liabilities

On March 31, 2018, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 210,000 shares of common stock as $149,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 76.81% risk-free rate of 2.48%, expected term of 3.83 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $19,000 during the three months ended March 31, 2018.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Three Months Ended March 31,
	2018	2017
Warrant Liabilities
Beginning balance as of January 1,	$130	$20
Change in fair value of warrant liability	19	(118)
Warrant modification expense	-	770
Ending balance as of March 31,	$149	$672

	Three Months Ended March 31,
	2018	2017
Contingent Consideration
Beginning balance as of January 1,	$-	$1,816
Payments of contingent consideration	-	(1,350)
Change in fair value of contingent consideration	-	34
Ending balance as of March 31,	$-	$500

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$149
Total liabilities	$-	$-	$149

	December 31, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$130
Total liabilities	$-	$-	$130

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

12.	Subsequent Event

On May 7, 2018, the Company closed the APA with Celularity pursuant to which the Company sold substantially all of its assets to Celularity, including certain assets comprising its MIST, Biovance and Interfyl product lines. As consideration under the APA, Celularity paid the Company $29 million in cash. No debt or significant liabilities were assumed by Celularity associated with the APA. Under the terms of the APA, the Company will retain certain specified assets which include, cash, accounts receivable, and the Company’s hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines.

The following proforma summary information reflects the Company’s balance sheet as if the APA closed on March 31, 2018. The below summary does not include all closing costs relating to the AST or the impact of the Company’s business operations for the period from April 1, 2018 through the date of closing. The proforma is meant only to depict the elimination of the March 31, 2018 balances for those assets that were part of the APA, in addition to the repayment of the Company’s outstanding debt with Perceptive. It was also meant to exclude the impact of certain transaction costs, including severance cost and other professional fees to be incurred during the Company’s second quarter, 2018. Upon the closing of the AST, substantially all of the inventory and fixed assets were part of the assets sold, and the goodwill and intangible assets related to those operations that remained on the Company’s books and records were eliminated. The Company’s cash position increased resulting from closing the AST, offset by the payment of its debt obligation including associated fees to Perceptive.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As Reported	Proforma
	March 31,	March 31,
	2018	2018
	(Unaudited)	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,536	$15,735
Other current assets	6,062	4,545
Total current assets	7,598	20,280
Goodwill and intangible assets	22,594	-
Other long term assets	1,558	619
Total assets	$31,750	$20,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Senior secured debt	$12,831	$-
Other current liabilities	8,149	6,743
Total current liabilities	20,980	6,743
Other liabilities	295	68
Total liabilities	21,275	6,811

Equity	10,475	14,088

Total liabilities and stockholders’ equity	$31,750	$20,899

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes above.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2017. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Recent Events

Completion of the Asset Sale Transaction with Celularity

On May 7, 2018, Alliqua BioMedical, Inc. (the “Company”) completed the sale under the Asset Purchase Agreement (the “APA”) of substantially all of the Company’s assets (the “Asset Sale Transaction”) to Celularity, Inc. (“Celularity”), including certain assets comprising its MIST, Biovance and Interfyl product lines pursuant to the terms of the APA, dated January 5, 2018 with Celularity. As consideration under the APA, Celularity paid a purchase price of $29 million in cash. No debt or significant liabilities were assumed by the Celularity.

Under the terms of the APA, the Company retained certain specified assets, including, among other things, cash, accounts receivable and its hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines.

On May 7, 2018, in connection with the completion of the Asset Sale Transaction (the “AST”), the Company terminated its Credit Agreement and Guaranty (the “Credit Agreement”), dated as of May 29, 2015, as amended, by and among the Company, AquaMed Technologies, Inc., a wholly owned subsidiary of the Company (“Guarantor”), and Perceptive Credit Holdings LP (“Perceptive”). The Credit Agreement provided for a senior secured term loan in a single borrowing to the Company in the initial principal amount of approximately $15.5 million, of which approximately $12 million remained outstanding on the termination date. The full unpaid principal amount of the term loan was to mature on May 29, 2019. In connection with the termination of the Credit Agreement, the Company also paid to Perceptive an exit fee in the amount of $0.24 million and a prepayment premium of $0.24 million.

The Company also terminated the related Pledge and Security Agreement, dated as of May 29, 2015, by and among the Company, Guarantor and Perceptive.

Bridge Loan

On March 13, 2018, the Company, Guarantor and Perceptive entered into an Amendment Agreement (the “Amendment Agreement”), pursuant to which the parties agreed to certain amendments and modifications to the terms of the Credit Agreement. The Amendment Agreement provided for, among other things, an additional bridge term loan to the Company in the aggregate principal amount of $2,000,000 (the “Bridge Loan”) pursuant to a bridge loan note (the “Bridge Loan Note”). Under the Amendment Agreement, the Company agreed to pay an upfront fee of $250,000 and all fees, costs and expenses payable pursuant to the Credit Agreement (including reasonable attorney’s fees of Perceptive). The Bridge Loan Note bore interest at a rate per annum equal to the sum of (i) the greater of (x) LIBOR and (y) 1%, plus (ii) an applicable margin of 9.75%. The Bridge Loan Note was to mature on the earlier of (i) May 7, 2018 and (ii) the closing of the AST. In connection with the completion of the AST, the Company repaid its obligations to Perceptive under the Bridge Loan Note.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Our operations intended to be sold under the APA have not been reclassified to discontinued operations since they are classified as Held for Use. These operations are presented in continuing operations in the first quarter of 2018. These operations will be reclassified to discontinued operations in the second quarter of 2018, as a result of receiving the shareholder approval for the sale on April 27, 2018.

Revenues, net. For the three months ended March 31, 2018 revenues increased by $1.3 million, or 30%, to $5.4 million from $4.1 million for the three months ended March 31, 2017. The increase in our overall revenue was due to a 20% increase in product sales, primarily attributable to growth in our biologic products.

The components of revenue were as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Product	$4,841	$3,896
Contract manufacturing	540	229
Total revenues, net	$5,381	$4,125

Gross profit. Our gross profit was $3.7 million for the three months ended March 31, 2018 compared to gross profit of $2.6 million for the three months ended March 31, 2017.  The improved results for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 was primarily due to the greater volume of product sales as product revenue typically commands higher gross profit margins. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 68% for the three months ended March 31, 2018. Gross margin on our product sales was approximately 76%, while our overall gross margin was approximately 63% for the three months ended March 31, 2017.

The components of cost of revenues are as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues
Materials and finished products	$1,066	$860
Stock-based compensation	14	11
Compensation and benefits	135	230
Depreciation and amortization	218	206
Equipment, production and other expenses	271	208
Total cost of revenues	$1,704	$1,515

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses
Compensation and benefits	$3,125	$3,773
Stock-based compensation	(94)	480
Professional fees	1,155	733
Marketing	367	355
Depreciation and amortization	1,099	1,102
Other expenses	1,377	1,145
Total selling, general and administrative expenses	$7,029	$7,588

Selling, general and administrative expenses decreased by $559,000 to $7.0 million for the three months ended March 31, 2018, as compared to $7.6 million for the three months ended March 31, 2017. The decrease in selling, general and administrative expenses is consistent with our goal of decreasing our operating expenditures.

Compensation and benefits decreased by $648,000 to $3.1 million for the three months ended March 31, 2018, as compared to $3.8 million for the three months ended March 31, 2017. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2018 compared to 2017, offset by an increase in sales-based commission due to the increase in product revenue. We expect our average headcount for the full year of 2018 to be lower than the full year of 2017.

Stock-based compensation decreased by $574,000, to ($94,000) for the three months ended March 31, 2018, as compared to $480,000 for the three months ended March 31, 2017. The decrease in stock-based compensation is primarily due to the reversal of the stock based compensation for terminated employees’ unvested restricted stock awards.

Professional fees increased by $422,000 to $1.2 million for the three months ended March 31, 2018, as compared to $733,000 for the three months ended March 31, 2017. The increase in professional fees was primarily due to an increase in legal, specifically expenses incurred related to efforts including the settlement of a putative stockholder class action complain, unrelated to the APA which was withdrawn, and independent sales commissions, directly attributable to increased sales.

Other expenses increased by $232,000 to $1.4 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting.

Transactional costs. During the three months ended March 31, 2018, we incurred $923,000 in transactional costs related to the APA and AST, which closed on May 7, 2018. These costs were mainly due to professional fees, including accounting, legal and consulting fees. During the three months ended March 31, 2017 we incurred $635,000 in transactional costs related to business development opportunities.

Warrant modification expense. During the three months ended March 31, 2017, we recognized $770,000 of warrant modification expense in connection with the warrant issued to Perceptive. In connection with entry into the January 2017 forbearance agreement, as amended March 2017, we also amended and restated the warrant issued to Perceptive in connection with the closing of the Credit Agreement in May 2015. The amended and restated warrant is exercisable for 2,000,000 shares of our common stock. The expense recorded during the three months ended March 31, 2017 represents the incremental value of the modified warrant as compared to the original warrant, both valued as of the January 26, 2017 modification date.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents totaling approximately $1.5 million compared to $2.2 million at December 31, 2017.  The decrease was largely attributable to cash used in operating activities of approximately $2.5 million, offset by $1.7 million received from net proceeds from the proceeds of a bridge loan and $100,000 from the proceeds of an escrow payment from Argentum Medical.

Net cash used in operating activities was $2.5 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively.

Net cash provided in investing activities was $100,000 and net cash used in investing activities was $389,000 million for the three months ended March 31, 2018, and 2017, respectively. Cash provided by investing activities during the three months ended March 31, 2018 included a payment from escrow for the Argentum TheraBond sale. Cash used by investing activities during the three months ended March 31, 2017 included $350,000 provided to Soluble as a bridge loan and $39,000 in purchases of improvements and equipment.

Net cash provided by financing activities for the three months ended March 31, 2018 consisted of $1.7 million of net proceeds received from a bridge loan issued by Perceptive Advisors. Net cash provided by financing activities for the three months ended March 31, 2017 consisted of $2.5 million of net proceeds received from the issuance of our common stock offset by $675,000 utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition.

At March 31, 2018, current assets totaled $7.6 million and current liabilities totaled $20.9 million, as compared to current assets totaling $7.5 million and current liabilities totaling $17.0 million at December 31, 2017. As a result, we had negative working capital of $13.3 million at March 31, 2018 compared to negative working capital of $9.5 million at December 31, 2017.

Upon closing of the AST, we received gross proceeds of $29 million, a portion of which was used to repay our outstanding indebtedness and other obligations to Perceptive under the Credit Agreement and Bridge Loan Note. With the remaining proceeds from the APA, we believe substantial doubt of going concern has been mitigated and we have sufficient resources to fund our planned operations for a year from the date these financial statements are issued.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recently issued accounting pronouncements are addressed in Note 1 in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of March 31, 2018, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective April 1, 2018, Joseph Warusz assumed the position of Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Warusz succeeded Brian Posner who resigned as our Chief Financial Officer, Treasurer and Secretary effective April 1, 2018, to pursue another professional opportunity.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On February 22, 2018, a putative stockholder class action complaint was filed in the United States District Court for the District of Delaware against the Company and each member of the Board, captioned Ronald Cresta, Individually and on Behalf of All Others Similarly Situated v. Alliqua BioMedical Inc., David Johnson, Joseph M. Leone, Gary Restani, Jeffrey Sklar and Mark Wagner. The complaint alleged, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Asset Sale Transaction through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint sought, among other things, to enjoin the Company and the Board from conducting the stockholder vote on the Asset Sale Transaction unless and until the allegedly omitted material information was disclosed to the Company’s stockholders, damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.

On April 4, 2018, the court approved the parties’ stipulation and proposed order to withdraw the motion for preliminary injunction and dismiss the action and the case was closed. The court retained jurisdiction of the action solely for determining any potential fee application if the parties are unable to reach agreement and a fee application becomes necessary.

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2018, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

None

(b)	Issuer Purchases of Equity Securities

None

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

ALLIQUA BIOMEDICAL, INC.

Date: May 14, 2018	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph Warusz
	Name:	Joseph Warusz
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018).
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
3.5	Certificate of Amendment of Certificate of Incorporation of Alliqua BioMedical, Inc. dated October 5, 2017 (incorporated by reference in Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017).
10.1	Forbearance and Amendment Agreement, dated February 5, 2018, by and among Alliqua BioMedical, Inc., AquaMed Technologies, Inc. and Perceptive Credit Holdings, L.P., (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2018).
10.2	Amendment Agreement, dated March 13, 2018, by and among Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2018).
10.3	Bridge Loan Note, dated March 13, 2018, by and among Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K filed on March 15, 2018).
10.4	General Release and Severance Agreement, dated March 15, 2018, by and between Alliqua BioMedical, Inc. and Brian Posner (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K filed on March 15, 2018).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.