Form 10-Q
period 2018-06-30
Alliqua BioMedical, Inc.
filed 2018-08-10
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 10, 2018, the registrant had 5,005,210 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$11,021	$2,181
Accounts receivable, net	442	99
Inventory, net	139	93
Prepaid expenses and other current assets	180	41
Current assets of discontinued operations	1,224	5,062
Total current assets	13,006	7,476
Improvements and equipment, net	367	522
Other assets	178	173
Assets of discontinued operations - noncurrent	-	24,769
Total assets	$13,551	$32,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$509	$684
Accrued expenses and other current liabilities	249	712
Warrant liability	164	130
Current liabilities of discontinued operations	2,300	15,443
Total current liabilities	3,222	16,969
Other long-term liabilities	55	59
Long term liabilities of discontinued operations	-	245
Total liabilities	3,277	17,273

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 5,005,210 and 4,986,034 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	166,651	165,672
Accumulated deficit	(156,382)	(150,010)
Total stockholders’ equity	10,274	15,667
Total liabilities and stockholders’ equity	$13,551	$32,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue, net of returns, allowances and discounts	$864	$616	$1,408	$855

Cost of revenues	593	513	1,010	935

Gross profit/(loss)	271	103	398	(80)

Operating expenses
Selling, general and administrative	1,275	1,407	3,146	2,536
Business development costs	201	-	201	635
Total operating expenses	1,476	1,407	3,347	3,171

Loss from operations	(1,205)	(1,304)	(2,949)	(3,251)

Other (expense) income
Interest income	4	2	5	4
Change in fair value of warrant liability	(15)	250	(34)	369
Loss on early extinguishment of debt, net	(1,706)	-	(1,706)	-
Total other (expense) income	(1,717)	252	(1,735)	373

Loss from continuing operations before tax	(2,922)	(1,052)	(4,684)	(2,878)

Income tax benefit (expense)	3	(3)	-	(6)

Loss from continuing operations	(2,919)	(1,055)	(4,684)	(2,884)

Discontinued operations:
Loss from discontinued operations, net of tax of $0, for the three and six months ended June 30, 2018 and 2017	(3,864)	(3,149)	(7,207)	(8,317)
Gain on sale of assets, net of tax of $0.5 million for the three and six months ended June 30, 2018	5,521	-	5,521	-
Income/(loss) from discontinued operations, net of tax	1,657	(3,149)	(1,686)	(8,317)

Net loss	$(1,262)	$(4,204)	$(6,370)	$(11,201)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.66)	$(0.23)	$(1.07)	$(0.76)

Loss from discontinued operations	(0.88)	(0.70)	(1.65)	(2.19)
Gain on sale of assets	1.25	-	1.27	-
Total from discontinued operations	0.37	(0.70)	(0.38)	(2.19)
Net loss per basic and diluted common share	$(0.29)	$(0.93)	$(1.45)	$(2.95)

Weighted average shares used in computing net loss per basic and diluted common share	4,407,168	4,523,689	4,358,866	3,801,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(6,370)	$(11,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,714	2,761
Amortization of deferred lease incentive	(16)	(23)
Deferred income tax expense	-	6
Provision for doubtful accounts	497	75
Reserve for note receivable	-	350
Provision for excess and slow moving inventory	(8)	12
Stock-based compensation expense	980	918
Deferred rent	2	3
Amortization of debt issuance and discount costs	254	425
Loss on early extinguishment of debt	1,706	-
Warrant modification expense	-	803
Change in fair value of warrant liability	34	(369)
Fair value adjustment of contingent consideration liability	-	35
Gain on sale of assets	(5,521)	-
Changes in operating assets and liabilities:
Accounts receivable	1,297	(887)
Inventory	(159)	(93)
Prepaid expenses and other assets	15	494
Accounts payable	525	56
Accrued expenses and other liabilities	(2,408)	(1,349)
Net Cash Used in Operating Activities	(7,458)	(7,984)

Investing Activities
Proceeds from sale of assets	29,000	-
Purchase of improvements and equipment	89	(79)
Issuance of bridge loan	-	(350)
Release of escrow deposit	100	-
Net Cash Provided by (Used In) Investing Activities	29,189	(429)

Financing Activities
Contingent purchase price payments	-	(675)
Net proceeds from bridge loan	1,712	-
Repayment of long-term debt	(14,135)	-
Fees paid on early extinguishment of debt	(466)	-
Net proceeds from issuance of common stock	-	5,865
Payment of withholding taxes related to stock-based employee compensation	(2)	(58)
Net Cash Provided by (Used In) Financing Activities	(12,891)	5,132

Net Increease (Decrease) in Cash and Cash Equivalents	8,840	(3,281)

Cash and Cash Equivalents - Beginning of period	2,181	5,580

Cash and Cash Equivalents - End of period	$11,021	$2,299

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$362	$620
Non-cash investing and financing activities:
2016 Accrued bonus awarded in equity	$-	$374
2015 Accrued bonus awarded in equity	-	-
Common stock issued for contingent purchase price payments	-	1,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Alliqua BioMedical, Inc. (the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company believes that it is one of the leading manufacturers of high performance gels in the United States. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has, historically, served as a contract manufacturer, supplying its gels to third parties who incorporate them into their own products.

Recent Developments

On May 7, 2018, the Company completed its previously announced Asset Sale Transaction (the “AST”) with Celularity, Inc. (“Celularity”), pursuant to which the Company sold substantially all of its assets to Celularity, including certain assets comprising its MIST, Biovance and Interfyl Product Lines (the “Purchased Assets”). As consideration for the Purchased Assets, Celularity paid $29.0 million to the Company in cash. No debt or significant liabilities were assumed by Celularity in the AST. Under the terms of the Asset Purchase Agreement (the “APA”), the Company retained certain specified assets, including, among other things, cash, accounts receivable, and its hydrogel contract manufacturing business, including its SilverSeal and Hydress product lines. Approximately $14.8 million of the consideration received from Celularity was used to pay down in full all outstanding debt and related costs owed to Perceptive Credit Holdings LP (“Perceptive”).

The transactions contemplated by the APA were approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of the Company’s common stock on April 27, 2018.

The Company’s operations sold under the APA have been reclassified to discontinued operations in the second quarter of 2018, when the shareholders of the Company approved the sale. The AST was completed on May 7, 2018.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2018 and results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

In addition to the aforementioned AST with Celularity, effective August 31, 2017 the Company entered into an Asset Purchase Agreement (“the Argentum Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby the Company agreed to sell to Argentum all of the Company’s rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by the Company in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by the Company, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $0.1 million for the unsold TheraBond inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $0.3 million was initially deposited in an indemnity escrow account under standard terms and conditions. This amount is classified under current assets of discontinued operations on the Company’s balance sheet as of December 31, 2017. As of June 30, 2018, $0.1 million was paid from the escrow, and $0.2 million remains in the indemnity escrow account under standard terms and conditions; classified under current assets of discontinued operations on the Company’s balance sheet.

Summarized operating results of discontinued operations for the three and six months ended June 30, 2018 and 2017 are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue, net of returns, allowances and discounts	$1,844	$4,905	$6,681	$9,261
Cost of revenues	504	1,337	1,791	2,575
Gross profit	1,340	3,568	4,890	6,686
Selling, general and administrative	5,140	6,088	11,485	13,031
Interest expense	64	596	612	1,169
Warrant modification expense	-	33	-	803
Loss from discontinued operations, net of tax	(3,864)	(3,149)	(7,207)	(8,317)

Note: The discontinued operations were sold on May 7, 2018.

Non-cash amortization expense of $0.4 million and $1.2 million is included in selling, general and administrative expense for the three months ended June 30, 2018 and 2017, respectively. Non-cash amortization expense of $1.4 million and $2.3 million is included in selling, general and administrative expense for the six months ended June 30, 2018 and 2017, respectively.

During the three and six months ended June 30, 2018, the Company recorded a net gain of approximately $5.5 million (net of state income tax of $0.5 million) on the sale of the assets related to the purchase agreement with Celularity, as shown in the following table (in thousands):

Proceeds from sale
Total Consideration		29,000
Less: Net book value of assets sold to Celularity
Inventory, net	(1,578)
Intangibles, net	(20,557)
Goodwill	(1,659)
Fixed Assets, net	(904)
Other current assets	15
Total net book value of assets		(24,683)
Add: Net book value of liabilities extinguished due to sale
Milestone payment	1,000
Other liabilities	717
Total net book value of liabilities		1,717
Less: State tax expense		(513)
Net gain on sale of assets		$5,521

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable, net	$1,024	$3,161
Inventory, net	-	1,458
Prepaid expenses and other current assets	200	443
Total current assets	1,224	5,062
Fixed assets, net	-	1,041
Intangible assets, net	-	22,069
Goodwill, net	-	1,659
Total assets of discontinued operations	1,224	29,831

Accounts payable	2,169	957
Accrued expenses and other current liabilities	131	3,557
Senior secured term loan, net	-	10,929
Total current liabilities	$2,300	$15,443
Other long-term liabilities	-	245
Total liabilities of discontinued operations	$2,300	$15,688

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2017 Annual Report. Since the date of the 2017 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances. Actual results could differ from the estimates.

Recent Accounting Principles

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendments in this update is to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. The areas for simplification in this Update involve several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

2.	Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has experienced recurring losses since its inception. For the six months ended June 30, 2018, the Company incurred a net loss of $6.4 million, utilized $7.5 million in cash from operations and had an accumulated deficit of $156.4 million. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

Upon closing the APA, the Company received gross proceeds of $29.0 million and part of the proceeds, $14.8 million, were utilized to satisfy its obligations under the Credit Agreement and Guaranty (the “CAG”) with Perceptive. As of June 30, 2018, the Company had a cash balance of approximately $11.0 million.

Given the Company’s current cash position and reduced cash burn, the Company believes substantial doubt has been mitigated and it has sufficient resources to support its planned operations for a year from the date these financial statements are issued.

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

The Company recognizes revenue predominately from one type of revenue, contract manufacturing and recognizes an immaterial amount from the sale of products. Revenue from both contract manufacturing and products is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer. To achieve this core principle, the Company applies the following five steps:

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

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – When an asset is transferred, and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue. At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time. Revenue from both product sales and contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

Disaggregation of Revenue

The Company recognizes revenue predominately from contract manufacturing and recognizes an immaterial amount from products. Revenue from both products and contract manufacturing is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

As of June 30, 2018, or December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three and six months ended June 30, 2018 and 2017, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of June 30, 2018, there were no remaining performance obligations that the Company had not satisfied.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of June 30,
	2018	2017
Stock options	706,666	921,050
Warrants	400,307	517,167
Non-vested restricted stock	20,000	261,603
Total	1,126,973	1,699,820

5.	Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2018	2017

Raw materials	$129	$98
Work in process	8	-
Finished goods	2	-
Less: Inventory reserve for excess and slow moving inventory	-	(5)
Total	$139	$93

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017

Salaries, benefits and incentive compensation	$71	$509
Professional fees	129	176
Other	49	27
Total accrued expenses and other current liabilities	$249	$712

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into the CAG with Perceptive Credit Opportunities Fund, L.P. The CAG provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million.

On March 13, 2018, the Company, AquaMed Technologies, Inc., a wholly owned subsidiary of the Company, and Perceptive entered into an Amendment Agreement, pursuant to which the parties agreed to certain amendments and modifications to the terms of the CAG. The Amendment Agreement provided for, an additional bridge term loan to the Company in the aggregate principal amount of $2.0 million pursuant to a Bridge Loan Note (“BLN”). Under the Amendment Agreement, the Company agreed to pay an upfront fee of $0.25 million and all fees, costs and expenses payable pursuant to the CAG (including reasonable attorney’s fees of Perceptive). The BLN bore interest at a rate per annum equal to the sum of (i) the greater of (x) LIBOR and (y) 1%, plus (ii) an applicable margin of 9.75%. The BLN matured on the earlier of (i) May 7, 2018 and (ii) the closing date in connection with the APA.

On May 7, 2018, the Company paid approximately $14.8 million in full satisfaction of all debt obligations due Perceptive.

8.	Commitments and Contingencies

License Agreement with Noble Fiber Technologies, LLC

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. Total royalties, for the three and six months ended June 30, 2018 and 2017 were nominal.

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

On February 22, 2018, a putative stockholder class action complaint was filed in the United States District Court for the District of Delaware against the Company and each member of the Board, captioned Ronald Cresta, Individually and on Behalf of All Others Similarly Situated v. Alliqua BioMedical Inc., David Johnson, Joseph M. Leone, Gary Restani, Jeffrey Sklar and Mark Wagner. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the AST through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, to enjoin the Company and the Board from conducting the stockholder vote on the AST unless and until the allegedly omitted material information is disclosed to the Company’s stockholders, damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.

On April 4, 2018, the court approved the parties’ stipulation and proposed order to withdraw the motion for preliminary injunction and dismiss the action and the case was closed. The court retained jurisdiction of the action solely for determining any potential fee application if the parties are unable to reach agreement and a fee application becomes necessary.

9.	Stockholders’ Equity

Stock-Based Compensation

On May 7, 2018, in connection with the closing of the sale under the APA of substantially all of the Company’s assets to Cellularity, which triggered certain change in control provisions of the Company’s equity plans, all unvested and outstanding options and restricted stock awards under the 2011 Plan and 2014 Plan became vested and exercisable.

As a result, a summary of the Company’s outstanding and exercisable options as of June 30, 2018 was as follows (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$2.00 - $4.00	$3.51	215	3.51	2.3	215
$4.10 - $9.90	8.53	28	8.53	6.3	28
$10.00 - $19.90	10.57	76	10.57	1.2	76
$20.00 - $29.90	23.80	1	23.80	0.1	1
$30.00 - $39.90	33.63	46	33.63	4.3	46
$40.00 - $49.90	46.34	69	46.34	1.7	69
$50.00 - $59.90	52.92	43	52.92	1.1	43
$60.00 - $69.90	66.09	176	66.09	3.4	176
$70.00 - $79.90	77.54	3	77.54	1.2	3
$80.00 - $89.90	87.18	23	87.18	1.7	23
$90.00 - $99.90	90.04	21	90.04	1.8	21
$100.00 - $266.90	109.49	6	109.49	1.8	6
		707		2.6	707

For the three months ended June 30, 2018 and 2017, the Company recognized $1.0 million and $0.4 million of stock-based compensation expense, of which, $0.009 million and $0.015 million is included in cost of revenues and $1.0 million and $0.4 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $0.9 million and $0.9 million of stock-based compensation expense, of which, $0.02 million and $0.026 million is included in cost of revenues and $0.9 million and $0.9 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of June 30, 2018, there was $0.02 million of unrecognized stock-based compensation expense which will be amortized over a weighted average period of 0.3 years.

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

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then a member of the Board of Directors. During the three months ended June 30, 2018 and 2017, the Company incurred costs of approximately $0.07 million and $0.1 million, respectively, from this vendor. During the six months ended June 30, 2018 and 2017, the Company incurred costs of approximately $0.26 million and $0.26 million, respectively. Approximately $0 and $0.1 million is included in accounts payable related to this related party as of June 30, 2018 and December 31, 2017, respectively.

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

Warrant Liabilities

On June 30, 2018, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 210,000 shares of common stock as $164,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 79.54% risk-free rate of 2.68%, expected term of 3.58 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $15,000 and $34,000 during the three and six months ended June 30, 2018, respectively.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Six Months Ended June 30,
	2018	2017
Warrant Liabilities
Beginning balance as of January 1,	$130	$20
Change in fair value of warrant liability	34	(369)
Warrant modification expense	-	803
Ending balance as of March 31,	$164	$454

	Six Months Ended June 30,
	2018	2017
Contingent Consideration
Beginning balance as of January 1,	$-	$1,816
Payments of contingent consideration	-	(1,851)
Change in fair value of contingent consideration	-	35
Ending balance as of March 31,	$-	$-

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$164
Total liabilities	$-	$-	$164

	December 31, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$130
Total liabilities	$-	$-	$130

12.	Income Taxes

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended June 30, 2018 and 2017, the Company recorded $0.5 million and immaterial tax expense (or benefit), respectively. The gain on sale of assets to Celularity, in the period ended June 30, 2018, resulted in current state tax expense, primarily due to limitations on the use of net operating loss carryforwards in certain state jurisdictions. The Company has not recorded net deferred tax assets as of June 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all material deferred tax assets, and management has determined that it is more likely than not that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rates of 21% and 34% as of June 30, 2018 and 2017, respectively, due to losses for which no future benefit is expected. As of June 30, 2018, and December 31, 2017, the Company had no uncertain tax positions recorded in its consolidate balance sheets.

The United States enacted the Tax Cuts and Jobs Act (“Act”) on December 22, 2017, most provisions of which took effect in years beginning after December 31, 2017. The Act made substantial changes to U.S. taxation of corporations, including a reduction in the U.S. federal corporate income tax rate from 34% to 21% and changes to limitations on the deductibility of executive compensation. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date.

After the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In our financial statements for the period ended December 31, 2017, we calculated an estimate of the impact of the Act related to the remeasurement of our net U.S. deferred tax asset due to the change in U.S. federal corporate income tax rate.   The provisional amount recorded was deferred tax expense of $14.6 million, but which was fully and equally offset by a deferred tax benefit related to a corresponding reduction in our valuation allowance.  In addition, due to changes in executive compensation rules pursuant to the Act, the Company determined that approximately $1.3 million of deferred tax asset for stock compensation may not be realizable. The Company had previously recorded a valuation allowance against the deferred tax asset so this adjustment had no impact on the financial statements for the period ended December 31, 2017. The Company has not adjusted the provisional amounts in these financial statements for the period ended June 30, 2018, but we expect to complete this analysis within the one-year measurement period provided by SAB 118.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to continue as a going concern;

•	inadequate capital;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, including a return of capital to shareholders and execution of a definitive business restructure;

•	our ability to comply with current good manufacturing practices (“cGMPs”);

•	loss or retirement of key executives;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our manufacturing process and equipment;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components; and

•	the inability to carry out our business plans.

For a discussion of these and other risks that relate to our business and investing in shares of our common stock, you should carefully review the risks and uncertainties described under the heading “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

We manufacture a high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the OEM market.

Recent Events

Completion of the Asset Sale Transaction with Celularity

On May 7, 2018, we completed the previously announced sale of substantially all of our assets (the “AST”) to Celularity, Inc. (“Celularity”), including certain assets comprising its MIST, Biovance and Interfyl product lines (the “Purchased Assets”) pursuant to the terms of the Asset Purchase Agreement (the “APA”), dated January 5, 2018 with Celularity. As consideration for the Purchased Assets, Celularity paid a purchase price of $29.0 million in cash. No debt or significant liabilities were assumed by Celularity.

Under the terms of the APA, we retained certain specified assets, including, among other things, cash, accounts receivable and our hydrogel contract manufacturing business, including our SilverSeal and Hydress product lines.

In connection with the completion of the AST, we terminated our Credit Agreement and Guaranty (the “Credit Agreement”), dated as of May 29, 2015, as amended, by and among us, AquaMed Technologies, Inc., a wholly owned subsidiary of us (“Guarantor”), and Perceptive Credit Holdings LP (“Perceptive”). Additionally, we terminated the related Pledge and Security Agreement, dated as of May 29, 2015, by and among us, Guarantor and Perceptive. The Credit Agreement provided for a senior secured term loan in a single borrowing to us in the initial principal amount of approximately $15.5 million, of which approximately $12.0 million remained outstanding on the termination date. The full unpaid principal amount of the term loan and associated fees were paid off.

Liquidity and Capital Resources

The AST was completed on May 7, 2018. As consideration for the Purchased Assets, Celularity paid consideration to us of $29.0 million in cash. No debt or significant liabilities were assumed by Celularity in the AST. A portion of the proceeds, approximately $14.8 million, was used to extinguish our debt obligations and associated costs to Perceptive under the Credit Agreement. As of June 30, 2018, we had cash and cash equivalents totaling approximately $11.0 million compared to $2.2 million at December 31, 2017.

Net cash used in operating activities was $7.5 million and $8.0 million for the six months ended June 30, 2018 and 2017, respectively.

Net cash provided in investing activities was $29.2 million and net cash used in investing activities was $0.4 million for the six months ended June 30, 2018, and 2017, respectively. Cash provided by investing activities during the six months ended June 30, 2018 was primarily due to the consideration received from Celularity in connection with the AST. Cash used by investing activities during the six months ended June 30, 2017 included $0.35 million provided to Soluble Systems, LLC as a bridge loan and $0.08 million in purchases of improvements and equipment.

Net cash used in financing activities for the six months ended June 30, 2018 consisted of $14.8 million in the payment of obligations owed to Perceptive under the Credit Agreement, offset by $1.7 received from proceeds of a Bridge Loan Note. Net cash provided by financing activities for the six months ended June 30, 2017 consisted of $5.9 million of net proceeds received from the issuance of our common stock offset by $0.7 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition.

At June 30, 2018, current assets totaled $13.0 million and current liabilities totaled $3.2 million, as compared to current assets totaling $7.5 million and current liabilities totaling $17.0 million at December 31, 2017. As a result, we had working capital of $9.8 million at June 30, 2018 compared to working capital deficit of $9.5 million at December 31, 2017.

Given our current cash position and reduced cash burn, we believe substantial doubt has been mitigated and we have sufficient resources to support our planned operations for a year from the date these financial statements are issued.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Our MIST, Biovance and Interfyl product lines sold under the APA and have been reclassified to discontinued operations.

Revenues, net. For the three months ended June 30, 2018 revenues increased by $0.2 million, or 40%, to $0.9 million from $0.6 million for the three months ended June 30, 2017. The increase in our overall revenue was due to an increase in orders from contract manufacturing customers.

Gross profit. Our gross profit was $0.3 million for the three months ended June 30, 2018 compared to gross profit of $0.1 million for the three months ended June 30, 2017.  The improved results for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 was primarily due to the greater volume of orders fulfilled for our contract manufacturing customers and a stricter emphasis on operating efficiency. Gross margin was approximately 31% for the three months ended June 30, 2018. Gross margin was approximately 17% for the three months ended June 30, 2017.

The components of cost of revenues are as follows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Cost of revenues
Materials and finished products	$308	$225
Stock-based compensation	9	15
Compensation and benefits	101	118
Depreciation and amortization	72	71
Equipment, production and other expenses	103	84
Total cost of revenues	$593	$513

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Selling, general and administrative expenses
Compensation and benefits	$222	$460
Stock-based compensation	411	102
Depreciation and amortization	12	6
Other expenses and professional fees	630	839
Total selling, general and administrative expenses	$1,275	$1,407

Selling, general and administrative expenses decreased by $0.1 million to $1.3 million for the three months ended June 30, 2018, as compared to $1.4 million for the three months ended June 30, 2017. The decrease in selling, general and administrative expenses is attributable to our organizational restructuring post the completion of the AST and continued focus on operating expenditures.

Compensation and benefits decreased by $0.2 million to $0.2 million for the three months ended June 30, 2018, as compared to $0.4 million for the three months ended June 30, 2017. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2018 compared to 2017, due to the completion of the AST.

Stock-based compensation increased by $0.3 million, to $0.4 million for the three months ended June 30, 2018, as compared to $0.1 million for the three months ended June 30, 2017. The increase in stock-based compensation is primarily due to the vesting for stock-based compensation for terminated employees’ unvested restricted stock awards resulting from the completion of the AST.

Other expenses and professional fees decreased by $0.2 million to $0.6 million for the three months ended June 30, 2018 from $0.8 million for the three months ended June 30, 2017. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The decrease is due to lower legal and consulting fees.

Business development costs. During the three months ended June 30, 2018, we incurred $0.2 million in costs related to business development opportunities. These costs were mainly due to professional fees, including accounting, legal and consulting fees. During the three months ended June 30, 2017 we did not incur any business development costs.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Our operations sold under the AST have been reclassified to discontinued operations.

Revenues, net. For the six months ended June 30, 2018 revenues increased by $0.5 million, or 65%, to $1.4 million from $0.9 million for the six months ended June 30, 2017. The increase in our overall revenue was due to an increase in orders fulfilled for our contract manufacturing customers.

Gross profit. Our gross profit was $0.4 million for the six months ended June 30, 2018 compared to gross loss of $0.08 million for the six months ended June 30, 2017.  The improved results for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 was primarily due to the greater volume of contract manufacturing sales and a stricter emphasis on operating efficiency. Gross margin was approximately 28% for the six months ended June 30, 2018. Gross margin was approximately negative 9% for the six months ended June 30, 2017.

The components of cost of revenues are as follows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cost of revenues
Materials and finished products	$428	$317
Stock-based compensation	23	26
Compensation and benefits	205	285
Depreciation and amortization	144	143
Equipment, production and other expenses	210	164
Total cost of revenues	$1,010	$935

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Selling, general and administrative expenses
Compensation and benefits	$877	$1,021
Stock-based compensation	275	(120)
Depreciation and amortization	20	12
Other expenses and professional fees	1,974	1,623
Total selling, general and administrative expenses	$3,146	$2,536

Selling, general and administrative expenses increased by $0.6 million to $3.1 million for the six months ended June 30, 2018, as compared to $2.5 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses is directly attributable to organizational restructure post the completion of the AST, specifically in consulting and the stock-based compensation adjustment.

Compensation and benefits decreased by $0.1 million to $0.9 million for the six months ended June 30, 2018, as compared to $1.0 million for the six months ended June 30, 2017. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2018 compared to 2017, due to the completion of the AST.

Stock-based compensation increased by $0.4 million, to $0.3 million for the six months ended June 30, 2018, as compared to a credit of $0.1 million to stock-based compensation for the six months ended June 30, 2017. The increase in stock-based compensation is primarily due to the vesting of stock-based compensation for terminated employees’ unvested restricted stock awards resulting from the completion of the AST.

Other expenses and professional fees increased by $0.3 million to $1.9 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The increase was due to higher legal expenses.

Business development costs. During the six months ended June 30, 2018, we incurred $0.2 million in costs related to business development opportunities. These costs were mainly due to professional fees, including accounting, legal and consulting fees. During the six months ended June 30, 2017 we incurred $0.6 million in costs related to business development opportunities.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of June 30, 2018, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2018, a putative stockholder class action complaint was filed in the United States District Court for the District of Delaware against the Company and each member of the Board, captioned Ronald Cresta, Individually and on Behalf of All Others Similarly Situated vs. Alliqua BioMedical Inc., David Johnson, Joseph M. Leone, Gary Restani, Jeffrey Sklar and Mark Wagner. The complaint alleged, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Asset Sale Transaction through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint sought, among other things, to enjoin the Company and the Board from conducting the stockholder vote on the Asset Sale Transaction unless and until the allegedly omitted material information was disclosed to the Company’s stockholders, damages allegedly suffered by the plaintiffs as a result of the asserted omissions, as well as related attorneys’ fees and expenses.

On April 4, 2018, the court approved the parties’ stipulation and proposed order to withdraw the motion for preliminary injunction and dismiss the action and the case was closed. The court retained jurisdiction of the action solely for determining any potential fee application if the parties are unable to reach agreement and a fee application becomes necessary.

ITEM 1A.  RISK FACTORS

During the three months ended June 30, 2018, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018, except that the risk factors related to the failure of the consummation of the AST are no longer applicable.

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

ALLIQUA BIOMEDICAL, INC.

Date: August 10, 2018	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph Warusz
	Name:	Joseph Warusz
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018).
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
3.5	Certificate of Amendment of Certificate of Incorporation of Alliqua BioMedical, Inc. dated October 5, 2017 (incorporated by reference in Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017).
10.1	General Release and Severance Agreement, dated May 7, 2018, by and between Alliqua BioMedical, Inc. and Bradford Barton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2018)
10.2	General Release and Severance Agreement, dated May 7, 2018, by and between Alliqua BioMedical, Inc. and Pellegrino Pionati (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2018)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.