Form 10-Q
period 2018-09-30
Alliqua BioMedical, Inc.
filed 2018-10-26
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑

Smaller reporting company	☑	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 26, 2018, the registrant had 5,005,210 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$11,095	$2,181
Accounts receivable, net	172	99
Inventory, net	183	93
Prepaid expenses and other current assets	341	41
Current assets of discontinued operations	445	5,062
Total current assets	12,236	7,476
Improvements and equipment, net	279	522
Other assets	178	173
Assets of discontinued operations - noncurrent	-	24,769
Total assets	$12,693	$32,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$305	$684
Accrued expenses and other current liabilities	256	712
Warrant liability	186	130
Current liabilities of discontinued operations	2,351	15,443
Total current liabilities	3,098	16,969
Other long-term liabilities	53	59
Long term liabilities of discontinued operations	-	245
Total liabilities	3,151	17,273

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 5,005,210 and 4,986,034 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	166,674	165,672
Accumulated deficit	(157,137)	(150,010)
Total stockholders' equity	9,542	15,667
Total liabilities and stockholders' equity	$12,693	$32,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue, net of returns, allowances and discounts	$348	$499	$1,756	$1,354

Cost of revenues	361	400	1,371	1,335

Gross profit/(loss)	(13)	99	385	19

Operating expenses
Selling, general and administrative	745	1,522	3,892	4,057
Business development costs	212	-	413	635
Total operating expenses	957	1,522	4,305	4,692

Loss from operations	(970)	(1,423)	(3,920)	(4,673)

Other (expense) income
Interest income	8	1	12	5
Change in fair value of warrant liability	(22)	35	(56)	404
Loss on early extinguishment of debt, net	-	(182)	(1,706)	(182)
Total other (expense) income	(14)	(146)	(1,750)	227

Loss from continuing operations before tax	(984)	(1,569)	(5,670)	(4,446)

Income tax expense	-	(3)	-	(9)

Loss from continuing operations	(984)	(1,572)	(5,670)	(4,455)

Discontinued operations:
Gain/(loss) from discontinued operations, net of tax of $0, for the three and nine months ended September 30, 2018 and 2017	204	(2,828)	(7,003)	(11,145)
Gain on sale of assets, net of tax of ($0.026) million and $0.5 million for the three and nine months ended September 30, 2018, respectively	26	1,700	5,546	1,700
Income/(loss) from discontinued operations, net of tax	230	(1,128)	(1,457)	(9,445)

Net loss	$(754)	$(2,700)	$(7,127)	$(13,900)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.20)	$(0.33)	$(1.16)	$(1.08)

Income/(loss) from discontinued operations	0.04	(0.59)	(1.43)	(2.70)
Gain on sale of assets	0.01	0.36	1.13	0.41
Total from discontinued operations	0.05	(0.23)	(0.30)	(2.29)
Net loss per basic and diluted common share	$(0.15)	$(0.56)	$(1.46)	$(3.37)

Weighted average shares used in computing net loss per basic and diluted common share	4,984,923	4,753,789	4,902,657	4,125,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(7,127)	$(13,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,802	4,111
Amortization of deferred lease incentive	(19)	(34)
Deferred income tax expense	-	9
Provision for doubtful accounts	177	169
Reserve for note receivable	-	350
Provision for excess and slow moving inventory	(8)	12
Stock-based compensation expense	1,004	1,604
Deferred rent	2	2
Amortization of debt issuance and discount costs	254	631
Loss on early extinguishment of debt	1,706	182
Warrant modification expense	-	803
Change in fair value of warrant liability	56	(404)
Fair value adjustment of contingent consideration liability	-	35
Gain on sale of assets	(5,546)	(1,700)
Changes in operating assets and liabilities:
Accounts receivable	2,465	(499)
Inventory	(202)	414
Prepaid expenses and other assets	(146)	439
Accounts payable	498	(1,023)
Accrued expenses and other liabilities	(2,500)	(1,000)
Net Cash Used in Operating Activities	(7,584)	(9,799)

Investing Activities
Proceeds from sale of assets	29,000	3,412
Purchase of improvements and equipment	89	(126)
Issuance of bridge loan	-	(350)
Release of escrow deposit	300	-
Net Cash Provided by Investing Activities	29,389	2,936

Financing Activities
Contingent purchase price payments	-	(675)
Net proceeds from bridge loan	1,712	-
Repayment of long-term debt	(14,135)	(1,618)
Fees paid on early extinguishment of debt	(466)	(32)
Net proceeds from issuance of common stock	-	5,865
Payment of withholding taxes related to stock-based employee compensation	(2)	(151)
Net Cash (Used In) Provided by Financing Activities	(12,891)	3,389

Net Increase (Decrease) in Cash and Cash Equivalents	8,914	(3,474)

Cash and Cash Equivalents - Beginning of period	2,181	5,580

Cash and Cash Equivalents - End of period	$11,095	$2,106

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$362	$1,008
Non-cash investing and financing activities:
2016 Accrued bonus awarded in equity	$-	$374
2015 Accrued bonus awarded in equity	-	-
Common stock issued for contingent purchase price payments	-	1,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Alliqua BioMedical, Inc. (the “Company”) manufactures high water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. The Company believes that it is one of the leading manufacturers of high-performance gels in the United States. The Company specializes in custom gels by capitalizing on proprietary manufacturing technologies. The Company has, historically, served as a contract manufacturer, supplying its gels to third parties who incorporate them into their own products.

Recent Developments

On October 11, 2018, the Company, Embark Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Adynxx, Inc., a privately-held Delaware corporation (“Adynxx”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Adynxx, with Adynxx becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of Adynxx common stock, on an as-converted basis taking into consideration all outstanding common stock, preferred stock, restricted stock and all other securities convertible or exercisable for Adynxx common stock, will be converted into the right to receive the number of shares of the Company’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding Adynxx stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company; and (c) each outstanding warrant to acquire Adynxx capital stock that has not previously been exercised prior to the Effective Time will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, but excluding the effect of certain financings (as further described in the Merger Agreement), the former Adynxx securityholders are expected to own approximately 86% of the aggregate number of shares of the Company Common Stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 14% of the aggregate number of Post-Closing Shares. This exchange ratio will be fixed immediately prior to the Effective Time to reflect the Company’s and Adynxx’s equity capitalization as of immediately prior to such time. In addition, to the extent Adynxx consummates a Permitted Financing, as specifically defined in the Merger Agreement, in excess of $10.0 million dollars prior to the Effective Time, the exchange ratio may be further adjusted in a manner that would reduce the percentage of the aggregate number of Post-Closing Shares held by stockholders of the Company as of immediately prior to the Merger.

Immediately following the Merger, the name of the Company will be changed from “Alliqua BioMedical, Inc.” to “Adynxx, Inc.” At the Effective Time, the Merger Agreement contemplates that the Board of Directors of the Company will consist of such directors selected by Adynxx, with the Company having the right to designate one member. The executive officers of the Company immediately after the Effective Time will be designated by Adynxx; the merger will be a change of control and accounted for as a reverse business combination whereby Adynxx will be deemed the accounting acquiror.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Adynxx, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Adynxx, indemnification of directors and officers, and the Company’s and Adynxx’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Adynxx. The Merger Agreement contains certain termination rights for both the Company and Adynxx, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company or Adynxx, as applicable, may be required to pay the other party a termination fee of $0.249 million.

The Merger Agreement contemplates that the Company will also seek approval from its stockholders to effect a reverse stock split, if applicable, with the split ratio to be mutually agreed to by the Company and Adynxx within the range approved by the Company’s stockholders immediately prior to the Effective Time. In addition, the Merger Agreement requires the Company to use commercially reasonable efforts to consummate a spin-off of its hydrogel contract manufacturing business prior to the closing of the Merger.

The Company’s operations contemplated under the Merger Agreement are classified as Held for Use.

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2018 and results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

In addition to the aforementioned AST with Celularity, effective August 31, 2017 the Company entered into an Asset Purchase Agreement (“the Argentum Purchase Agreement”) with Argentum Medical, LLC. (“Argentum”) whereby the Company agreed to sell to Argentum all of the Company’s rights, including (i) all distribution rights, exclusivity rights, intellectual property rights and marketing rights to the TheraBond product line and (ii) the unsold inventory of TheraBond products and work in process previously purchased by the Company in existence as of the closing, which occurred upon execution and delivery of the Argentum Purchase Agreement. In consideration for the sale of the TheraBond product line and the unsold TheraBond inventory to Argentum by the Company, Argentum agreed to pay (i) $3.6 million for the TheraBond product line and certain other agreements between the parties and (ii) up to $0.1 million for the unsold TheraBond inventory upon the Company’s completion of its obligations to deliver all remaining and qualifying unsold TheraBond inventory, as specified in the Argentum Purchase Agreement. Of the $3.6 million of consideration, $0.3 million was initially deposited in an indemnity escrow account under standard terms and conditions. This amount was classified under current assets of discontinued operations on the Company’s balance sheet as of December 31, 2017. As of September 30, 2018, the full $0.3 million escrow has been received.

Summarized operating results of discontinued operations for the three and nine months ended September 30, 2018 and 2017 are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue, net of returns, allowances and discounts	$-	$4,748	$6,681	$14,009
Cost of revenues	(1)	1,252	1,790	3,827
Gross profit	1	3,496	4,891	10,182
Selling, general and administrative	(203)	5,781	11,282	18,812
Other (income)/expense	-	(66)	-	(66)
Loss on extinguishment of debt	-	32	-	32
Interest expense	-	577	612	1,746
Warrant modification expense	-	-	-	803
Income/(loss) from discontinued operations, net of tax	204	(2,828)	(7,003)	(11,145)

Non-cash amortization expense of $0 and $1.1 million is included in selling, general and administrative expense for the three months ended September 30, 2018 and 2017, respectively. Non-cash amortization expense of $1.4 million and $3.5 million is included in selling, general and administrative expense for the nine months ended September 30, 2018 and 2017, respectively.

During the three and nine months ended September 30, 2018, the Company recorded a net gain of approximately $5.5 million (net of state income tax of $0.488 million) on the sale of the assets related to the purchase agreement with Celularity, as shown in the following table (in thousands):

Proceeds from sale
Total Consideration		29,000
Less: Net book value of assets sold to Celularity
Inventory, net	(1,578)
Intangibles, net	(20,557)
Goodwill	(1,659)
Fixed Assets, net	(904)
Other current assets	15
Total net book value of assets		(24,683)
Add: Net book value of liabilities extinguished due to sale
Milestone payment	1,000
Other liabilities	717
Total net book value of liabilities		1,717
Less: State tax expense		(488)
Net gain on sale of assets		$5,546

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable, net	$445	$3,161
Inventory, net	-	1,458
Prepaid expenses and other current assets	-	443
Total current assets	445	5,062
Fixed assets, net	-	1,041
Intangible assets, net	-	22,069
Goodwill, net	-	1,659
Total assets of discontinued operations	445	29,831

Accounts payable	2,322	957
Accrued expenses and other current liabilities	29	3,557
Senior secured term loan, net	-	10,929
Total current liabilities	$2,351	$15,443
Other long-term liabilities	-	245
Total liabilities of discontinued operations	$2,351	$15,688

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

Recent Accounting Principles

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Target Improvements”. The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in this Update affect narrow aspects of the guidance issued in the amendments in Update 2016-02 as described in the table below. The amendments in this Update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate Update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

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

The Company has experienced recurring losses since its inception. For the nine months ended September 30, 2018, the Company incurred a net loss of $7.1 million, utilized $7.6 million in cash from operations and had an accumulated deficit of $157.1 million. Prior to closing of the APA on May 7, 2018, these factors raised substantial doubt as to the Company’s ability to continue as a going concern. However, upon closing the APA, the Company received gross proceeds of $29.0 million and part of the proceeds, $14.8 million, were utilized to satisfy its obligations under the Credit Agreement and Guaranty (the “CAG”) with Perceptive. As of September 30, 2018, the Company had a cash balance of approximately $11.1 million.

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

As of September 30, 2018, or December 31, 2017, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three and nine months ended September 30, 2018 and 2017, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of September 30, 2018, there were no remaining performance obligations that the Company had not satisfied.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of September 30,
	2018	2017
Stock options	343,573	879,182
Warrants	399,621	514,561
Non-vested restricted stock	20,000	194,674
Total	763,194	1,588,417

5.	Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2018	2017

Raw materials	$130	$98
Work in process	53	-
Finished goods	-	-
Less: Inventory reserve for excess and slow moving inventory	-	(5)
Total	$183	$93

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017

Salaries, benefits and incentive compensation	$108	$509
Professional fees	123	176
Other	25	27
Total accrued expenses and other current liabilities	$256	$712

7.	Debt

Senior Secured Term Loan Facility

On May 29, 2015, the Company entered into the CAG with Perceptive. The CAG provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million.

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

License Agreement with Noble Fiber Technologies, LLC

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. Total royalties, for the three and nine months ended September 30, 2018 and 2017 were nominal.

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

A summary of the stock option activity for the nine months ended September 30, 2018 is presented below (in thousands, except years and per option data):

	Number of Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Life in Years	Intrinsic Value
Outstanding, December 31, 2017	810	$52.90
Granted	-	-
Exercised	-	-
Forfeited	(466)	34.68
Outstanding, September 30, 2018	344	$46.54	4.8	$-

Exerciseable, September 30, 2018	344	$46.54	4.8	$-

As a result, a summary of the Company’s outstanding and exercisable options as of September 30, 2018 was as follows (in thousands, except per share data):

	Options Outstanding		Options Exercisable
Range of Exercise Price	Weighted Average Exercise Price	Outstanding Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Exercisable Number of Options
$2.00 - $4.00	$3.63	54	3.63	8.4	54
$4.10 - $9.90	8.72	23	8.72	7.6	23
$10.00 - $19.90	10.77	11	10.77	5.8	11
$20.00 - $39.90	33.47	40	33.47	4.6	40
$40.00 - $49.90	44.71	27	44.71	4.0	27
$50.00 - $59.90	53.87	26	53.87	1.5	26
$60.00 - $69.90	66.23	135	66.23	4.2	135
$70.00 - $79.90	79.40	1	79.40	5.6	1
$80.00 - $89.90	87.50	11	87.50	2.9	11
$90.00 - $99.90	90.00	11	90.00	3.0	11
$100.00 - $266.90	109.40	5	109.40	1.6	5
	46.54	344	46.54	4.8	344

For the three months ended September 30, 2018 and 2017, the Company recognized $0.023 million and $0.7 million of stock-based compensation expense, of which, $0.009 million and ($0.001) million is included in cost of revenues and $0.014 million and $0.7 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $1.0 million and $1.6 million of stock-based compensation expense, of which, $0.030 million and $0.025 million is included in cost of revenues and $0.97 million and $1.6 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations, respectively. As of September 30, 2018, there was no unrecognized stock-based compensation expense remaining.

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

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director was then a member of the Board of Directors. During the three months ended September 30, 2018 and 2017, the Company incurred costs of approximately $0 and $0.028 million, respectively, from this vendor. During the nine months ended September 30, 2018 and 2017, the Company incurred costs of approximately $0.26 million and $0.3 million, respectively. Approximately $0 and $0.039 million is included in accounts payable related to this related party as of September 30, 2018 and December 31, 2017, respectively.

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

Warrant Liabilities

On September 30, 2018, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 210,000 shares of common stock as $186,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 80.17% risk-free rate of 2.88%, expected term of 3.33 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $22,000 and $56,000 during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, the Company recorded a gain on the change in fair value of its warrant liabilities of $35,000 and $403,000, respectively.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Nine Months Ended September 30,
	2018	2017
Warrant Liabilities
Beginning balance as of January 1,	$130	$20
Change in fair value of warrant liability	56	(403)
Warrant modification expense	-	803
Ending balance as of September 30,	$186	$420

	Nine Months Ended September 30,
	2018	2017
Contingent Consideration
Beginning balance as of January 1,	$-	$1,816
Payments of contingent consideration	-	(1,851)
Change in fair value of contingent consideration	-	35
Ending balance as of September 30,	$-	$-

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$186
Total liabilities	$-	$-	$186

	December 31, 2017
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$130
Total liabilities	$-	$-	$130

12.	Income Taxes

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur.  For the three months ended September 30, 2018 and 2017, the Company recorded a tax benefit of $0.026 million and immaterial tax expense, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recorded a tax expense of $0.488 million and immaterial tax expense, respectively.  The gain on sale of assets to Celularity in the period ended June 30, 2018 resulted in current state tax expense, primarily due to limitations on the use of net operating loss carryforwards in certain state jurisdictions.  The Company has not recorded net deferred tax assets as of September 30, 2018 or December 31, 2017 because it maintained a full valuation allowance against all material deferred tax assets, and management has determined that it is more likely than not that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rates of 21% and 34% as of September 30, 2018 and 2017, respectively, due to losses for which no future benefit is expected.  As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions recorded in its consolidated balance sheets.

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

After the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In our financial statements for the period ended December 31, 2017, we calculated an estimate of the impact of the Act related to the remeasurement of our net U.S. deferred tax asset due to the change in U.S. federal corporate income tax rate.   The provisional amount recorded was deferred tax expense of $14.6 million, but which was fully and equally offset by a deferred tax benefit related to a corresponding reduction in our valuation allowance.  In addition, due to changes in executive compensation rules pursuant to the Act, the Company determined that approximately $1.3 million of deferred tax asset for stock compensation may not be realizable. The Company had previously recorded a valuation allowance against the deferred tax asset so this adjustment had no impact on the financial statements for the period ended December 31, 2017. During the quarter ended September 30, 2018, the Company finalized its U.S. federal 2017 income tax return, which resulted in an immaterial change in the net deferred tax asset, before valuation allowance, as of the enactment date. The Company has not adjusted the provisional estimates recorded during period ended December 31, 2017 under SAB 118 and will complete the accounting for the income tax effects of the Act prior to the end of the one-year measurement period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Adynxx, Inc.;

•	our stockholders failing to approve the merger with Adynxx, Inc.;

•	an increase in the amount of costs, fees, expenses and other charges related to the merger agreement with Adynxx, Inc.;

•	risks arising from the diversion of management’s attention from our ongoing business operations;

•	risks associated with our ability to identify and realize business opportunities following the merger with Adynxx, Inc.;

•	our ability to continue as a going concern;

•	inadequate capital;

•	the uncertainty regarding the adequacy of our liquidity to pursue our complete business objectives, including a return of capital to shareholders and execution of a definitive business restructure;

•	our ability to comply with current good manufacturing practices (“cGMPs”);

•	loss or retirement of key executives;

•	our plans to make significant additional outlays of working capital before we expect to generate significant revenues and the uncertainty regarding when we will begin to generate significant revenues, if we are able to do so;

•	adverse economic conditions and/or intense competition;

•	loss of a key customer or supplier;

•	entry of new competitors;

•	adverse federal, state and local government regulation;

•	technological obsolescence of our manufacturing process and equipment;

•	technical problems with our research and products;

•	risks of mergers and acquisitions including the time and cost of implementing transactions and the potential failure to achieve expected gains, revenue growth or expense savings;

•	price increases for supplies and components; and

•	the inability to carry out our business plans.

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

Overview

We manufacture a high-water content, electron beam cross-linked, aqueous polymer hydrogels, or gels, used for wound care, medical diagnostics, transdermal drug delivery and cosmetics. We believe that we are one of the leading manufacturers of high-performance gels in the United States. We specialize in custom gels by capitalizing on proprietary manufacturing technologies. We have historically served as a contract manufacturer, supplying our gels to third parties who incorporate them into their own products. Our contract manufacturing business provides custom hydrogels to the OEM market.

Recent Events

On October 11, 2018, the Company, Embark Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Adynxx, Inc., a privately-held Delaware corporation (“Adynxx”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Adynxx, with Adynxx becoming a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each outstanding share of Adynxx common stock, on an as-converted basis taking into consideration all outstanding common stock, preferred stock, restricted stock and all other securities convertible or exercisable for Adynxx common stock, will be converted into the right to receive the number of shares of Alliqua’s common stock (the “Company Common Stock”) equal to the exchange ratio described below; (b) each outstanding Adynxx stock option that has not previously been exercised prior to the Effective Time will be assumed by the Company; and (c) each outstanding warrant to acquire Adynxx capital stock that has not previously been exercised prior to the Effective Time will be assumed by the Company.

Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, but excluding the effect of certain financings (as further described in the Merger Agreement), the former Adynxx securityholders are expected to own approximately 86% of the aggregate number of shares of the Company Common Stock issued and outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 14% of the aggregate number of Post-Closing Shares. This exchange ratio will be fixed immediately prior to the Effective Time to reflect the Company’s and Adynxx’s equity capitalization as of immediately prior to such time. In addition, to the extent Adynxx consummates a Permitted Financing, as specifically defined in the Merger Agreement, in excess of $10.0 million dollars prior to the Effective Time, the exchange ratio may be further adjusted in a manner that would reduce the percentage of the aggregate number of Post-Closing Shares held by stockholders of the Company as of immediately prior to the Merger.

Immediately following the Merger, the name of the Company will be changed from “Alliqua BioMedical, Inc.” to “Adynxx, Inc.” At the Effective Time, the Merger Agreement contemplates that the Board of Directors of the Company will consist of such directors selected by Adynxx, with Alliqua having the right to designate one member. The executive officers of the Company immediately after the Effective Time will be designated by Adynxx; the merger will be a change of control and accounted for as a reverse business combination whereby Adynxx will be deemed the accounting acquiror.

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Adynxx, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Adynxx, indemnification of directors and officers, and the Company’s and Adynxx’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Adynxx. The Merger Agreement contains certain termination rights for both the Company and Adynxx, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company or Adynxx, as applicable, may be required to pay the other party a termination fee of $0.249 million.

The Merger Agreement contemplates that the Company will also seek approval from its stockholders to effect a reverse stock split, if applicable, with the split ratio to be mutually agreed to by the Company and Adynxx within the range approved by the Company’s stockholders immediately prior to the Effective Time. In addition, the Merger Agreement requires Alliqua to use commercially reasonable efforts to consummate a spin-off of its hydrogel contract manufacturing business prior to the closing of the Merger.

The Company’s operations contemplated under the Merger Agreement are classified as Held for Use.

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

Liquidity and Capital Resources

The AST was completed on May 7, 2018. As consideration for the Purchased Assets, Celularity paid consideration to us of $29.0 million in cash. No debt or significant liabilities were assumed by Celularity in the AST. A portion of the proceeds, approximately $14.8 million, was used to extinguish our debt obligations and associated costs to Perceptive under the Credit Agreement. As of September 30, 2018, we had cash and cash equivalents totaling approximately $11.1 million compared to $2.2 million at December 31, 2017.

Net cash used in operating activities was $7.6 million and $9.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Net cash provided in investing activities was $29.4 million and $2.9 million for the nine months ended September 30, 2018, and 2017, respectively. Cash provided by investing activities during the nine months ended September 30, 2018 was primarily due to the consideration received from Celularity in connection with the AST. Cash provided by investing activities during the nine months ended September 30, 2017 included $3.4 million received from the sale of the rights to the TheraBond product from Argentum, offset by $0.35 million provided to Soluble Systems, LLC as a bridge loan and $0.126 million in purchases of improvements and equipment.

Net cash used in financing activities for the nine months ended September 30, 2018 consisted of $14.8 million in the payment of obligations owed to Perceptive under the Credit Agreement, offset by $1.7 million received from proceeds of a Bridge Loan Note. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted of $5.9 million of net proceeds received from the issuance of our common stock offset by $0.7 million utilized to pay the cash portion of the contingent consideration related to the Celleration acquisition.

At September 30, 2018, current assets totaled $12.2 million and current liabilities totaled $3.1 million, as compared to current assets totaling $7.5 million and current liabilities totaling $17.0 million at December 31, 2017. As a result, we had working capital of $9.1 million at September 30, 2018 compared to working capital deficit of $9.5 million at December 31, 2017.

Given our current cash position and reduced cash burn, we believe substantial doubt has been mitigated and we have sufficient resources to support our planned operations for a year from the date these financial statements are issued.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Our MIST, Biovance and Interfyl product lines sold under the APA have been reclassified to discontinued operations.

Revenues, net. For the three months ended September 30, 2018 revenues decreased by $0.2 million, or 30%, to $0.3 million from $0.5 million for the three months ended September 30, 2017. The decrease in our overall revenue was due to a decrease in orders from contract manufacturing customers.

Gross profit. Our gross loss was $0.013 million for the three months ended September 30, 2018 compared to gross profit of $0.1 million for the three months ended September 30, 2017.  The declined results for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 was primarily due to a decrease in the volume of orders fulfilled for our contract manufacturing customers, thus a lack of sales volume to adequately absorb all of the fixed overhead costs. Gross margin was approximately a negative 4% for the three months ended September 30, 2018. Gross margin was approximately 20% for the three months ended September 30, 2017.

The components of cost of revenues are as follows for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Cost of revenues
Materials and finished products	$91	$(40)
Stock-based compensation	10	(1)
Compensation and benefits	94	99
Depreciation and amortization	73	74
Equipment, production and other expenses	93	268
Total cost of revenues	$361	$400

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Selling, general and administrative expenses
Compensation and benefits	$162	$492
Stock-based compensation	13	206
Depreciation and amortization	16	7
Other expenses and professional fees	554	817
Total selling, general and administrative expenses	$745	$1,522

Selling, general and administrative expenses decreased by $0.8 million to $0.7 million for the three months ended September 30, 2018, as compared to $1.5 million for the three months ended September 30, 2017. The decrease in selling, general and administrative expenses is attributable to our organizational restructuring post the completion of the AST and continued focus on managing operating expenditures.

Compensation and benefits decreased by $0.3 million to $0.2 million for the three months ended September 30, 2018, as compared to $0.5 million for the three months ended September 30, 2017. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2018 compared to 2017, due to the completion of the AST.

Stock-based compensation decreased by $0.2 million, to $0.013 million for the three months ended September 30, 2018, as compared to $0.2 million for the three months ended September 30, 2017. The decrease in stock-based compensation is primarily due to the accelerated vesting of employee stock options and restricted stock awards resulting from the completion of the AST on May 7, 2018.

Other expenses and professional fees decreased by $0.2 million to $0.6 million for the three months ended September 30, 2018 from $0.8 million for the three months ended September 30, 2017. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The decrease is due to lower legal and consulting fees.

Business development costs. During the three months ended September 30, 2018, we incurred $0.2 million in costs related to business development opportunities. These costs were mainly due to professional fees, including accounting, legal and consulting fees; in the past these were in other expenses and professional fees, however because they are not of a normal course of business, these have been carved out. During the three months ended September 30, 2017 we did not incur any business development costs.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Our operations sold under the AST have been reclassified to discontinued operations.

Revenues, net. For the nine months ended September 30, 2018 revenues increased by $0.4 million, or 30%, to $1.8 million from $1.4 million for the nine months ended September 30, 2017. The increase in our overall revenue was due to an increase in orders fulfilled for our contract manufacturing customers.

Gross profit. Our gross profit was $0.4 million for the nine months ended September 30, 2018 compared to gross profit of $0.019 million for the nine months ended September 30, 2017.  The improved results for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 was primarily due to the greater volume of contract manufacturing sales and a stricter emphasis on operating efficiency. Gross margin was approximately 22% for the nine months ended September 30, 2018. Gross margin was approximately 1% for the nine months ended September 30, 2017.

The components of cost of revenues are as follows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cost of revenues
Materials and finished products	$519	$277
Stock-based compensation	33	25
Compensation and benefits	299	384
Depreciation and amortization	217	217
Equipment, production and other expenses	303	432
Total cost of revenues	$1,371	$1,335

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Selling, general and administrative expenses
Compensation and benefits	$1,039	$1,513
Stock-based compensation	288	86
Depreciation and amortization	36	19
Other expenses and professional fees	2,529	2,439
Total selling, general and administrative expenses	$3,892	$4,057

Selling, general and administrative expenses decreased by $0.2 million to $3.9 million for the nine months ended September 30, 2018, as compared to $4.1 million for the nine months ended September 30, 2017. The decrease in selling, general and administrative expenses is directly attributable to organizational restructure post the completion of the AST.

Compensation and benefits decreased by $0.5 million to $1.0 million for the nine months ended September 30, 2018, as compared to $1.5 million for the nine months ended September 30, 2017. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2018 compared to 2017, due to the completion of the AST.

Stock-based compensation increased by $0.2 million, to $0.3 million for the nine months ended September 30, 2018, as compared to a $0.1 million to stock-based compensation for the nine months ended September 30, 2017. The increase in stock-based compensation is primarily due to the accelerated vesting of employee stock options and restricted stock awards resulting from the completion of the AST on May 7, 2018.

Other expenses and professional fees increased by $0.1 million to $2.5 million for the nine months ended September 30, 2018 from $2.4 million for the nine months ended September 30, 2017. Other selling, general and administrative expenses consist of costs associated with our selling efforts and general management, including information technology, travel, training and recruiting. The increase was due to higher legal expenses.

Business development costs. During the nine months ended September 30, 2018, we incurred $0.4 million in costs related to business development opportunities. These costs were mainly due to professional fees, including accounting, legal and consulting fees; in the past these were in other expenses and professional fees, however because they are not of a normal course of business, these have been carved out. During the nine months ended September 30, 2017 we incurred $0.6 million in costs related to business development opportunities.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of September 30, 2018, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls and Procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

During the three months ended September 30, 2018, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarter ended June 30, 2018, except that the risk factors related to the failure of the consummation of the AST are no longer applicable and as set forth below.

The issuance of shares of Company Common Stock to Adynxx stockholders in the merger will substantially dilute the voting power of current Company stockholders. Having a minority share position may reduce the influence that current stockholders have on the management of the Company.

Pursuant to the terms of the Merger Agreement, at the Effective Time of the merger, the former Adynxx security holders are expected to own approximately 86% of the aggregate number of Post-Closing Shares of the Company, and the stockholders of the Company as of immediately prior to the Merger are expected to own approximately 14% of the aggregate number of Post-Closing Shares of the Company, subject to certain adjustments as set forth in the Merger Agreement. Accordingly, the issuance of the shares of Company common stock to Adynxx equity holders in the Merger will significantly reduce the ownership stake and relative voting power of each share of Company common stock held by current Company stockholders. Consequently, following the merger, the ability of the Company’s current stockholders to influence the management of the Company will be substantially reduced.

There is no assurance when or if the Merger will be completed. Any delay in completing the Merger may substantially reduce the benefits that the Company and Adynxx expect to obtain from the Merger.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement. There can be no assurance that the Company and Adynxx will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the Merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that the Company and Adynxx expect to achieve as a result of the Merger and could result in additional transaction costs or other effects associated with uncertainty about the Merger.

The Company and Adynxx can agree at any time to terminate the Merger Agreement, even if Adynxx stockholders have already adopted the Merger Agreement and thereby approved the Merger and the other transactions contemplated by the Merger Agreement. The Company and Adynxx can also terminate the Merger Agreement under other specified circumstances.

The issuance of the Company’s common stock in connection with the merger could decrease the market price of the Company’s common stock.

In connection with the Merger and as part of the merger consideration, the Company expects to issue shares of its common stock to Adynxx equity holders. The anticipated issuance of the Company’s common stock in the Merger may result in fluctuations in the market price of the Company common stock, including a stock price decrease.

Failure to complete the merger could negatively affect the value of the Company’s common stock and the future business and financial results of the Company.

If the merger is not completed, the ongoing businesses of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the mergers, including without limitation the following:

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

If the Merger is not completed, these risks could materially affect the market price of the Company’s common stock and the Company’s business and financial results and may result in the cessation of the Company’s operations.

Adynxx is a clinical development stage pharmaceutical company and has never been profitable. Adynxx expects to incur additional losses in the future and may never be profitable.

Adynxx is a clinical development stage pharmaceutical company. Adynxx has not commercialized any product candidates or recognized any revenues from product sales. All of Adynxx’s product candidates are still in the preclinical or clinical development stage, and none has been approved for marketing or is being marketed or commercialized. Adynxx’s product candidates will require significant additional development, clinical studies, regulatory clearances and additional investment before they can be commercialized. Adynxx cannot be certain when or if any of its product candidates will obtain the required regulatory approval.

Adynxx has never been profitable or generated positive cash flow from operation. Adynxx may incur significant additional losses as it continues to focus its resources on prioritizing, selecting and advancing its product candidates. Adynxx’s ability to generate revenue and achieve profitability depends mainly upon its ability, alone or with others, to successfully develop its product candidates, obtain the required regulatory approvals in various territories and commercialize its product candidates. Adynxx may be unable to achieve any or all of these goals with regard to its product candidates. As a result, Adynxx may never be profitable or achieve significant and/or sustained revenues.

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

ALLIQUA BIOMEDICAL, INC.

Date: October 26, 2018	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph Warusz
	Name:	Joseph Warusz
	Title:	Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
3.5	Certificate of Amendment of Certificate of Incorporation of Alliqua BioMedical, Inc. dated October 5, 2017 (incorporated by reference in Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.