Form 10-Q
period 2019-03-31
Alliqua BioMedical, Inc.
filed 2019-04-23
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

As of April 23, 2019, the registrant had 5,005,211 shares of common stock outstanding.

ALLIQUA BIOMEDICAL, INC.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$7,731	$8,880
Accounts receivable, net of allowance of $1 and $1 at March 31, 2019 and December 31, 2018, respectively	50	34
Inventory	110	101
Prepaid expenses and other current assets	183	226
Current assets of discontinued operations	-	60
Total current assets	8,074	9,301
Improvements and equipment, net	166	200
Operating lease - right of use asset	1,001	-
Other assets	178	178
Assets of discontinued operations - noncurrent	703	-
Total assets	$10,122	$9,679

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$395	$564
Accrued expenses and other current liabilities	265	385
Warrant liability	291	156
Current liabilities of discontinued operations	24	271
Total current liabilities	975	1,376
Operating lease liability - right of use	1,001	-
Other long-term liabilities	-	51
Long term liabilities of discontinued operations	760	-
Total liabilities	2,736	1,427

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, par value $0.001 per share, 95,000,000 shares authorized; 5,005,211 and 5,005,211 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	166,674	166,674
Accumulated deficit	(159,293)	(158,427)
Total stockholders' equity	7,386	8,252
Total liabilities and stockholders' equity	$10,122	$9,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Revenue, net of returns, allowances and discounts	$129	$544

Cost of revenues	237	417

Gross (loss)/profit	(108)	127

Operating expenses
Selling, general and administrative	605	1,872
Business development costs	270	-
Total operating expenses	875	1,872

Loss from operations	(983)	(1,745)

Other (expense) income
Interest income	12	1
Change in fair value of warrant liability	(135)	(19)
Total other expense	(123)	(18)

Loss from continuing operations before tax	(1,106)	(1,763)

Income tax expense	-	(3)

Loss from continuing operations	(1,106)	(1,766)

Discontinued operations:
Income/(Loss) from discontinued operations, net of tax of $0 for the three months ended March 31, 2019 and 2018, respectively	240	(3,344)
Profit/(Loss) from discontinued operations, net of tax	240	(3,344)

Net loss	$(866)	$(5,110)

Net loss per basic and diluted common share:
Loss from continuing operations	$(0.22)	$(0.41)
Discontinued operations:
Loss from discontinued operations, net of tax of $0 and $0.7 million for the three months ended March 31, 2019 and 2018, respectively	0.05	(0.78)
Total from discontinued operations	0.05	(0.78)
Net loss per basic and diluted common share	$(0.17)	$(1.19)

Weighted average shares used in computing net loss per basic and diluted common share	4,984,923	4,302,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	5,005,211	$5	$166,674	$(158,427)	$8,252

Net loss	-	-	-	(866)	(866)

Balance, March 31, 2019	5,005,211	$5	$166,674	$(159,293)	$7,386

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	4,986,034	$5	$165,672	$(150,010)	$15,667

Stock-based compensation	20,000	-	(80)	-	(80)

Net settlement on vesting of restricted stock awards	(823)	-	(2)	-	(2)

Net loss	-	-	-	(5,110)	(5,110)

Balance, March 31, 2018	5,005,211	$5	$165,590	$(155,120)	$10,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months March 31,
	2019	2018
Operating Activities
Net loss	$(866)	$(5,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	1,312
Amortization of deferred lease incentive	-	(11)
Deferred income tax expense	-	3
(Recovery)/Provision for doubtful accounts	(170)	155
Stock-based compensation expense	-	(80)
Deferred rent	-	(1)
Amortization of debt issuance and discount costs	-	190
Change in fair value of warrant liability	135	19
Changes in operating assets and liabilities:
Accounts receivable	214	(941)
Inventory	(9)	(104)
Prepaid expenses and other assets	43	24
Accounts payable	(416)	1,234
Accrued expenses and other liabilities	(120)	855
Operating leases	6	-
Net Cash Used in Operating Activities	(1,149)	(2,455)

Investing Activities
Release of escrow deposit	-	100
Net Cash Provided by Investing Activities	-	100

Financing Activities
Net proceeds from bridge loan	-	1,712
Payment of withholding taxes related to stock-based employee compensation	-	(2)
Net Cash Provided by Financing Activities	-	1,710

Net (Decrease) in Cash and Cash Equivalents	(1,149)	(645)

Cash and Cash Equivalents - Beginning of period	8,880	2,181

Cash and Cash Equivalents - End of period	$7,731	$1,536

Supplemental Disclosure of Cash Flows Information
Cash paid during the period for:
Interest	$-	$362

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLIQUA BIOMEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Significant Accounting Policies and Estimates

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

The transactions contemplated by the Adynxx Merger Agreement were approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of our common stock on April 8, 2019. In addition to the receipt of our approval of our stockholders, each party’s obligation to consummate the Adynxx Merger is conditioned upon certain other customary closing conditions.

The Company’s operations contemplated under the Adynxx Merger Agreement and TOP Merger Agreement are classified as Held for Use.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019 and 2018. While management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s latest year-end financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).  The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for the full year.

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

Discontinued Operations

Summarized operating results of discontinued operations for the three months ended March 31, 2019 and 2018 are presented in the following table (in thousands):

	Three Months Ended March 31,
	2019	2018

Revenue, net of returns, allowances and discounts	$-	$4,837
Cost of revenues	-	1,287
Gross profit	-	3,550
Selling, general and administrative	-	6,347
Other income	(240)	-
Interest expense	-	547
Income/(Loss) from discontinued operations, net of tax	240	(3,344)

Non-cash amortization expense of $0 and $1.0 million is included in selling, general and administrative expense for the three months ended March 31, 2019 and 2018, respectively.

Summarized assets and liabilities of discontinued operations are presented in the following table (in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable, net	$-	$60
Inventory, net	-	-
Prepaid expenses and other current assets	-	-
Total current assets	-	60
Fixed assets, net	-	-
Operating lease - right of use asset	703	-
Goodwill, net	-	-
Total assets of discontinued operations	703	60

Accounts payable	24	271
Accrued expenses and other current liabilities	-	-
Senior secured term loan, net	-	-
Total current liabilities	$24	$271
Operating lease - right of use liability	760	-
Total liabilities of discontinued operations	$784	$271

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2018 Annual Report. Since the date of the 2018 Annual Report, there have been no material changes to the Company’s significant accounting policies, except those noted below. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, allowance for doubtful accounts, inventory reserves, deferred taxes and related valuation allowances. Actual results could differ from the estimates.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) effective January 1, 2019 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. ASC 842 requires the Company to make significant judgments and estimates. As a result, the Company implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, the Company has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements. The standard had an impact on the Company’s condensed consolidated balance sheets but did not have an impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

2.	Revenue Recognition

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

As of March 31, 2019, or December 31, 2018, the Company did not have any contract assets or contract liabilities from contracts with customers. During the three months ended March 31, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. As of March 31, 2019, there were no remaining performance obligations that the Company had not satisfied.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	As of March 31,
	2019	2018
Stock options	348,087	722,446
Warrants	276,478	471,070
Non-vested restricted stock	20,000	193,006
Total	644,565	1,386,522

4.	Accrued Expenses

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018

Salaries, benefits and incentive compensation	$49	$108
Professional fees	124	230
Other	92	47
Total accrued expenses and other current liabilities	$265	$385

5.	Commitments and Contingencies

License Agreement with Noble Fiber Technologies, LLC

On July 15, 2011, the Company entered into a license agreement with Noble Fiber Technologies, LLC, whereby the Company has the exclusive right and license to manufacture and distribute “SilverSeal Hydrogel Wound Dressings” and “SilverSeal Hydrocolloid Wound Dressings”. The license is granted for ten years with an option to be extended for consecutive renewal periods of two years after the initial term. Royalties are to be paid equal to 9.75% of net sales of licensed products. There are no minimum royalties subsequent to 2016. Total royalties, for the three months ended March 31, 2019 and 2018 were nominal, in connection with this agreement. There was no outstanding payable as of March 31, 2019 and 2018, respectively, in connection with this agreement.

Litigation, Claims and Assessments

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The company is not party to any material litigation as of March 31, 2019.

6.	Stockholders’ Equity

Stock-Based Compensation

During the three months ended March 31, 2019, there was no stock-based compensation expense recognized. During the three months ended March 31, 2018, the Company recognized a credit of $80,000 related to stock-based compensation resulting from the forfeiture of certain unvested awards, consisting of expense of $14,000 included in cost of revenues that is offset by a credit of $94,000 which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2019, there is no unrecognized stock-based compensation expense remaining.

7.	Related Party

In November 2015, the Company entered into a manufacturing supply agreement with a company where a Company director is a member of the Board of Directors. During the three months ended March 31, 2019 and 2018, the Company incurred costs of approximately $0 and $189,000, respectively, from this vendor. There is nothing included in accounts payable related to this related party as of March 31, 2019 and December 31, 2018, respectively.

8.	Fair Value Measurement

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

Warrant Liabilities

On March 31, 2019, the Company recomputed the fair value of its warrant liability of outstanding warrants to purchase an aggregate of 210,000 shares of common stock as $291,000 using the Binomial option pricing model (Level 3 inputs) using the following assumptions: expected volatility of 92.82% risk-free rate of 2.21%, expected term of 2.83 years, and expected dividends of 0.00%. The Company recorded a loss on the change in fair value of these warrant liabilities of $135,000 during the three months ended March 31, 2019.

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

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis (in thousands):

	Year Ended March 31,
	2019	2018
Warrant Liabilities
Beginning balance as of January 1,	$156	$130
Change in fair value of warrant liability	135	19
Warrant modification expense	-	-
Ending balance as of March 31,	$291	$149

Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$291
Total liabilities	$-	$-	$291

	December 31, 2018
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$-	$-	$156
Total liabilities	$-	$-	$156

9.	Leases

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

Future minimum payments under non-cancellable leases as of March 31, 2019 were as follows:

For the Year Ended December 31,	Amount
2019	$323
2020	435
2021	439
2022	443
2023	287
Thereafter	432
Total future minimum lease payments	$2,359
Lease: imputed interest	(598)
Total	$1,761

As of March 31, 2019, $0.760 million has been reclassed to discontinued operations representing the Yardley, Pennsylvania and $1,001 remains in continuing operations representing the commercial manufacturing facility located in Langhorne, Pennsylvania.

Total operating lease expenses for the three months ended March 31, 2019 was $0.107 million and is recorded in cost of goods sold and other operating expenses on the condensed consolidated statements of operations. Total rent expense for the three months ended March 31, 2018 was $0.120 million and is recorded in other operating expenses on the condensed consolidated statements of operations.

As of March 31, 2019, the Company had no leases that were classified as a financing lease. As of March 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

During the three months ended March 31, 2019 the Company recognized $55,000 of sublease income on its condensed consolidated statement of operations, which is included in discontinued operations.

Supplemental cash flows information related to leases was as follows:

Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107,395

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,766,807

Weighted Average Remaining Lease Term
Operating leases	5.65 years

Weighted Average Discount Rate
Operating leases	11.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes above.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, payment of the Special Dividend, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

The transactions contemplated by the Adynxx Merger Agreement were approved by the affirmative vote of a majority of the voting power of issued and outstanding shares of our common stock on April 8, 2019. In addition to the receipt of our approval of our stockholders, each party’s obligation to consummate the Adynxx Merger is conditioned upon certain other customary closing conditions.

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

The Company’s operations contemplated under the Adynxx Merger Agreement and the TOP Merger Agreement are classified as Held for Use.

Dividends

On April 11, 2019, our Board of Directors declared a conditional one-time special cash dividend (the “Special Dividend”) of $1.05 per share payable to stockholders of record as of the close of business on April 22, 2019 (the “Record Date”). On April 11, 2019, our Board of Directors also announced that the Record Date would be the record date for determining stockholders entitled to receive shares of AquaMed in the Distribution.

The payment of the Special Dividend is subject to the consummation of the Adynxx Merger (the “Special Dividend Condition”). In addition, the Distribution is subject to the satisfaction of all conditions to closing of TOP Merger and the substantially simultaneous consummation of the TOP Merger (the “Distribution Condition”).

It is currently expected that the payment date for the Special Dividend and the distribution date for the Distribution will be as soon as practicable after satisfaction of the Special Dividend Condition and the Distribution Condition, as applicable, and in each case, no later than June 21, 2019.

In the event that the Special Dividend is paid, our cash and cash equivalents will decline significantly.

Liquidity and Capital Resources

Net cash used in operating activities was $1.1 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively, primarily to fund our net loss of approximately $0.866 million in 2019 and $5.1 million in 2018.

Net cash provided by investing activities was $0 and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Cash provided by investing activities during the three months ended March 31, 2018 included a payment from escrow for the Argentum TheraBond Sale.

Net cash used in financing activities for the three months ended March 31, 2019 was of $0. Net cash provided by financing activities for the year three months March 31, 2018 consisted of $1.7 million of net proceeds received from a bridge loan issued by Perceptive Advisors.

At March 31, 2019, current assets totaled $8.0 million and current liabilities totaled $0.975 million. As a result, we had working capital of $7.1 million at March 31, 2019. As of March 31, 2019, we had cash and cash equivalents totaling approximately $7.7 million compared to $8.9 million at December 31, 2018.

Given our current cash position and reduced cash burn, we believe substantial doubt has been mitigated and we have sufficient resources to support our planned operations for a year from the date these financial statements are issued. If the conditions to the Special Dividend are satisfied and the Special Dividend is paid, however, our cash and cash equivalents will decline significantly.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Overview.

Our operations intended to be sold under the Adynxx Merger Agreement and distributed in the Spin-Off have not been reclassified to discontinued operations since they are classified as Held for Use. These operations will be presented in continuing operations until the Adynxx Merger Agreement is consummated. each party’s obligation to consummate the Adynxx Merger is conditioned upon certain customary closing conditions. Once consummated, these operations will be reclassified to discontinued operations.

Revenues, net. For the three months ended March 31, 2019 revenues decreased by $0.415 million, or 76%, to $0.129 million from $0.544 million for the three months ended March 31, 2018. The decrease in our overall revenue was primarily due to decrease orders from our contract manufacturing customers, particularly Bard Shannon Limited.

The components of revenue were as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Product	$-	$4
Contract manufacturing	129	540
Total revenues, net	$129	$544

Gross loss/profit. Our gross loss was $0.108 million for the three months ended March 31, 2019 compared to gross profit of $0.127 million for the three months ended March 31, 2018. The weakened results for the three months ended March 31, 2019, as compared to 2018 was primarily due to a decrease in orders from our contract manufacturing customers, particularly Bard Shannon Limited, combined with normal cost of revenues. Gross margin was approximately a negative 84% for the three months ended March 31, 2019. Gross margin was approximately 23% for the three months ended March 31, 2018.

The components of cost of revenues are as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues
Materials and finished products	$25	$48
Stock-based compensation	-	14
Compensation and benefits	93	104
Depreciation and amortization	28	143
Equipment, production and other expenses	91	108
Total cost of revenues	$237	$417

Selling, general and administrative expenses. The following table highlights selling, general and administrative expenses by type for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses
Compensation and benefits	$126	$655
Stock-based compensation	-	(136)
Depreciation and amortization	6	8
Other expenses and professional fees	473	1,345
Total selling, general and administrative expenses	$605	$1,872

Selling, general and administrative expenses decreased by $1.3 million, to $0.6 million for the three months ended March 31, 2019, as compared to $1.9 million for the three months ended March 31, 2018.

Compensation and benefits decreased by $0.529 million, to $0.126 million for the three months ended March 31, 2019, as compared to $0.655 million for the three months ended March 31, 2018. The decrease in compensation and benefits was primarily due to the decrease in the average number of full-time employees in 2019 of two compared to 2018 of nine. Stock-based compensation changed by $0.136 million, to $0 for the three months ended March 31, 2019, as compared to a credit of $0.136 million for the three months ended March 31, 2018. The change in stock based compensation is primarily due to no unrecognized stock-based compensation remaining and due to an increase in stock price.

Other expenses and professional fees decreased by $0.872 million to $0.473 million for the three months ended March 31, 2019, as compared to $1.3 million for the three months ended March 31, 2018. Other expense and professional fees consisted of costs associated with our general management, including information technology, legal fees, travel and consulting fees. The decrease is primarily due to lower legal and consulting expenses.

Business Development Costs. During the three months ended March 31, 2019, we incurred $0.27 million in costs related to business development opportunities. These costs were mainly due to transactional costs we incurred in relation to professional fees, including accounting, legal and consulting fees exploring business strategy and business combination; in the past these were in selling, general and administrative expenses, however, because they are not of a normal course of business, these have been reclassified to the separate caption of business development costs. During the three months ended March 31, 2018, we incurred $0 in costs related to business development opportunities.

Loss from Discontinued Operations. During the year ended December 31, 2018, we sold our rights to the Biovance, Interfyl and MIST product lines, as well as our remaining Biovance, Interfyl and MIST inventory. This sale resulted in an income from discontinued operations of approximately $0.240 million for the three months ended March 31, 2019. During the three months ended March 31, 2018, we had a loss from discontinued operations of $3.3 million in connection with our discontinued Biovance, Interfyl and MIST product lines and Therabond product line.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements in the nature of guarantee contracts, retained or contingent interests in assets transferred to unconsolidated entities (or similar arrangements serving as credit, liquidity or market risk support to unconsolidated entities for any such assets), or obligations (including contingent obligations) arising out of variable interests in unconsolidated entities providing financing, liquidity, market risk or credit risk support to us, or that engage in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

There has been a significant change to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the year ended December 31, 2018, noted below.

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

Recent Accounting Standards

Recently issued accounting standards are addressed in Note 1 in the Notes to Condensed Consolidated Financial Statements and included in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer have concluded that our Disclosure Controls and Procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

ITEM 1A.  RISK FACTORS

During the three months ended March 31, 2019, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ALLIQUA BIOMEDICAL, INC.

Date: April 23, 2019	By:	/s/ David Johnson
	Name:	David Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

2.1**	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018).
2.2**	Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed with the SEC on October 12, 2018)
2.3	Amendment No. 1, dated November 7, 2018, to the Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc., incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 13, 2018
2.4	Amendment No. 2, dated April 11, 2019, to the Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc., incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 12, 2019
2.5**	Agreement and Plan of Merger, dated November 27, 2018, by and among AquaMed Technologies, Inc., TO Pharmaceuticals, LLC and AQ TOP, LLC (incorporated by reference to Exhibit 2.1 to Alliqua BioMedical Inc.’s Form 8-K, filed with the SEC on November 28, 2018)
2.6	Amendment No. 1, dated January 8, 2019, to Agreement and Plan of Merger, dated November 27, 2018, by and among AquaMed Technologies, Inc., TO Pharmaceuticals, LLC and AQ TOP, LLC (incorporated by reference to Exhibit 2.8 to Alliqua BioMedical Inc.’s Form 10-K, filed with the SEC on February 22, 2019)
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 11, 2014).
3.2	Bylaws of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on June 11, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 11, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016).
3.5	Certificate of Amendment of Certificate of Incorporation of Alliqua BioMedical, Inc. dated October 5, 2017 (incorporated by reference in Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.