Form 10-K/A
period 2018-12-31
Alliqua BioMedical, Inc.
filed 2019-04-24
CIK 1054274

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

Commission file number: 001-36278

Alliqua BioMedical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2349413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2150 Cabot Blvd, West, Suite B Langhorne, PA	19047
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (215) 702-8550

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: Non

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 24, 2019 was 5,005,211 shares.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Alliqua BioMedical, Inc. (the “Company” or “Alliqua”) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2019 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2018. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2018.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect certain updates thereto and the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Name	Age	Position
David Johnson	60	President, Chief Executive Officer and Director
Joseph Leone	64	Director
Gary Restani	71	Director
Jeffrey Sklar	55	Director
Mark Wagner	62	Director

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

Mark Wagner was appointed to our board of directors on May 29, 2015. He previously served as a director and as the President and Chief Executive Officer of Celleration from June 2009 through our acquisition of Celleration. Prior to joining Celleration, he cofounded Orasi Medical Inc., a privately held medical device and technology company, and served as a member of its board of directors from 2007 through 2012. Mr. Wagner has also served as Chief Executive Officer at several emerging companies in the medical device and healthcare industry, including ProVation Medical, Inc., a health information technology company, Survivalink Corporation, a medical device manufacturer, and Altiva Corporation, a spinal implant device company. Earlier in his career, Mr. Wagner held executive and management level positions at Nellcor Puritan Bennett and numerous other positions during his 15 year tenure with GE Healthcare. He is currently on the board of directors of Minnetronix, Inc., Miromatrix and Zipnosis. Mr. Wagner holds a B.S. in Business Administration from the University of Southern California. Mr. Wagner has decades of leadership experience in the medical device field and healthcare industry, as well as his traditional corporate background with emerging growth companies, which makes him a valuable resource on the board of directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, each of our directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent stockholders.

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

Audit Committee. The audit committee is currently comprised of Messrs. Leone, Restani and Sklar, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the Nasdaq Stock Market. Mr. Leone is the chairman of our audit committee. In addition, each of Messrs. Leone and Sklar qualify as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The function of the audit committee is to assist the board of directors in its oversight of (1) the integrity of our financial statements, (2) compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent auditors and (4) the performance of our internal audit function and internal control systems.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee is currently comprised of Messrs. Leone, Restani and Wagner, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Mr. Wagner is the chairman of our nominating and corporate governance committee. The primary function of the nominating and corporate governance committee is to identify individuals qualified to become board members, consistent with criteria approved by the board, and select the director nominees for election at each annual meeting of stockholders. The nominating and corporate governance committee will consider all proposed nominees for the board of directors, including those put forward by stockholders. Stockholder nominations should be addressed to the nominating and corporate governance committee in care of the Secretary, at the following address: Alliqua BioMedical, Inc., 2150 Cabot Blvd, West, Suite B, Yardley, Pennsylvania, 19047, in accordance with the provisions of the Company’s bylaws. The nominating and corporate governance committee annually reviews with the board the applicable skills and characteristics required of board nominees in the context of current board composition and Company circumstances. In making its recommendations to the board, the nominating and corporate governance committee considers all factors it considers appropriate, which may include experience, accomplishments, education, understanding of the business and the industry in which the Company operates, specific skills, general business acumen and the highest personal and professional integrity.

Compensation Committee. The compensation committee is currently comprised of Messrs. Restani, Sklar and Wagner, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Code and a “non-employee director” for purposes of Section 16b-3 under the Exchange Act and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. Mr. Sklar is the chairman of the compensation committee. The function of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of our executive officers. The primary objective of the compensation committee is to approve and evaluate all of our compensation plans, policies and programs insofar as they affect our executive officers.

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

The compensation committee may delegate its responsibilities and authority to a subcommittee. Our executive officers played no role in determining or recommending the amount or form of executive and director compensation for 2018.

2018 and 2017 Summary Compensation Table

The table below sets forth the compensation earned by our named executive officers for the fiscal years ended December 31, 2018 and 2017. Unless otherwise noted, all information presented in this Item 11 reflects a one-for-ten reverse stock split of our common stock that occurred on October 5, 2017.

					Stock	Option
Name and					Awards	Awards	All Other
Principal Position	Year	Salary	Bonus		(1)	(1)	Compensation		Total
David Johnson	2018	$350,000	$-		$279,400	$-	$11,400	(3)	$640,800
President and Chief	2017	$350,000	$276,500	(2)	$274,000	$-	$11,400	(3)	$911,900
Executive Officer
Bradford Barton (6)	2018	$87,040	$-		$53,301	$-	$263,730	(5)	$404,071
Chief Operating Officer	2017	$246,800	$118,310	(2)	$103,829	$-	$8,400	(4)	$477,339
Pellegrino Pionati (6)	2018	$87,040	$-		$54,970	$-	$263,730	(5)	$405,740
Chief Strategy and	2017	$246,800	$118,310	(2)	$103,829	$-	$8,400	(4)	$477,339
Marketing Officer
Joseph Warusz (7)	2018	$281,960	$-		$-	$-	$-		$281,960
Chief Financial Officer,	2017	$-	$-		$-	$-	$-		$-
Treasurer and Secretary

(1)	The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 15. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2018 included in this Annual Report.

(2)	Discretionary year-end performance bonus earned in 2017 paid in 2018.

(3)	Comprised of (i) auto expense allowance payments of $9,000 and (ii) life insurance premium payments of $2,400.

(4)	Comprised of auto expense allowance payments.

(5)	Comprised of (i) auto expense allowance payments of $2,927, (ii) vacation payout payment of $11,203 and (iii) severance payment of $249,600.

(6)	Effective May 7, 2018, Mr. Barton ceased employment as Chief Operating Officer and Mr. Pionati ceased employment as Chief Strategy and Marketing Officer.

(7)	Effective April 1, 2018, Mr. Warusz was appointed as Chief Financial Officer, Secretary and Treasurer. Effective March 18, 2019, Mr. Warusz resigned as Chief Financial Officer, Secretary and Treasurer.

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

On August 29, 2017, we and Mr. Johnson entered into an amendment (the “Executive Officer Amendment”) to Mr. Johnson’s employment agreement in order to, among other things, (a) modify the term of Mr. Johnson’s employment to remain in effect until August 29, 2020, subject to automatic renewals for successive one year periods thereafter, unless earlier terminated by either party; and (b) provide that any equity awards granted to Mr. Johnson during such amended employment term will be granted pursuant to the Alliqua, Inc. 2014 Long-Term Incentive Plan and any successor plan thereto.

The Executive Officer Amendment also amended certain provisions of Mr. Johnson’s employment agreement related to payments on termination of Mr. Johnson’s employment. Pursuant to the Executive Officer Amendment, if Mr. Johnson’s employment is terminated by us without cause or by Mr. Johnson for good reason, subject to compliance with the confidentiality, non-solicitation and non-disparagement requirements of the employment agreement and the execution of a release of claims, we will pay to Mr. Johnson: (a) within the time period required by applicable law, and in no event later than 30 days following termination of employment, (i) any accrued but unpaid base salary accrued through the date of termination, (ii) all unpaid performance bonus earned and accrued for a previously completed calendar year, (iii) any unreimbursed expenses properly incurred prior to the termination date; plus (b) severance pay in an amount equal to two years’ base salary and two years annual bonus calculated at Mr. Johnson’s target bonus level, which payment will, less applicable taxes and withholdings, be payable in 24 equal monthly installments from the date of termination (the “Severance Period”); provided that, with respect to such severance payment, we shall pay (i) the number of installments that are exempt from U.S. Internal Revenue Code Section 409A as short term deferrals under Treasury Regulation § 1.409A-1(b)(4) because they would have been paid during the short term deferral period ending on the March 15th following the end of the calendar year that includes the date of Mr. Johnson’s termination, plus (ii) the number of installments that near or equal, but do not exceed, the dollar limit set forth in Treasury Regulation § 1.409A-1(b)(9)(iii) as of the date of termination, in a single lump sum on the 60th day following the termination of Mr. Johnson’s employment, with the remainder of the installments being paid over the Severance Period on the dates and in such amounts such installments would have been paid without regard to installments that were paid in a lump sum payment. In addition, upon such termination, all outstanding stock options and other equity awards granted to Mr. Johnson will vest, to the extent not previously vested, and the stock options will remain exercisable for three months from the date of Mr. Johnson’s termination; and we will continue to provide healthcare coverage until the earlier of (x) the expiration of the Severance Period, (y) the date that Mr. Johnson’s “COBRA” coverage terminates or expires, or (z) the date that Mr. Johnson obtains new employment that offers substantially similar health benefits. Additionally, under the Executive Officer Amendment, upon the occurrence of certain change in control transactions, we may elect to terminate Mr. Johnson’s employment agreement and pay to Mr. Johnson the payments and benefits payable to Mr. Johnson upon termination by us without cause or by Mr. Johnson for good reason, or any remaining unpaid portions thereof, as the case may be, in a single lump sum payment as further set forth in the Executive Officer Amendment.

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

Bradford Barton

Barton Separation Agreement

On May 7, 2018, the Company and Mr. Barton entered into a general release and severance agreement (the “Barton Separation Agreement”), which became effective on May 15, 2018. Pursuant to the Barton Separation Agreement, Mr. Barton released the Company from any and all claims. In consideration of the Barton Separation Agreement and his general release of claims, Mr. Barton was entitled to (i) his 2017 performance bonus in the amount of  $118,310.40 (less applicable taxes and other withholdings), (ii) severance pay in an amount equal to his base salary for twelve (12) months, less applicable taxes and other withholdings, payable in a lump sum payment on or before the thirtieth (30th) day following May 7, 2018, (iii) for a period of twelve (12) months or until Mr. Barton becomes eligible for comparable employer sponsored health plan benefits, whichever is sooner, all health plan benefits to which Mr. Barton was entitled prior to the separation date under any such benefit plans or arrangements maintained by the Company in which Mr. Barton participated, which benefits shall be determined and paid in accordance with the Company’s plans or arrangements and shall be provided pursuant to COBRA with the relative costs therefor being paid by the Company and Mr. Barton in the same proportion as existed while Mr. Barton was an active employee of the Company and (iv) the stock options and restricted stock previously granted to Mr. Barton: (1) became fully and immediately vested upon May 7, 2018, and (2) the stock options shall remain exercisable for two (2) years following May 7, 2018, or, if sooner, until the end of the applicable stock option’s term.

Barton Employment Agreement

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

On June 5, 2015, we entered into an employment agreement with Mr. Barton (the “Barton Employment Agreement”), which amended and restated the terms set forth in that certain offer letter dated May 14, 2013 in its entirety. The Barton Employment Agreement provided for a term of employment that continues until terminated by either party. Under the Barton Employment Agreement, Mr. Barton was entitled to an annual base salary of $240,000, less applicable payroll deductions and tax withholdings. He was also eligible to receive an annual bonus of up to 60% of his annual base salary for each calendar year during employment based upon the achievement of certain performance criteria, provided that he was employed by us through the end of the applicable calendar year to which the bonus relates, subject to certain exceptions. The performance criteria for each year was established reasonably and in good faith by the board. Mr. Barton was also entitled to a monthly automobile allowance of $700 per month, reimbursement of certain out-of-pocket expenses reasonably incurred in connection with the performance of his services and benefit plans provided by us to all employees.

The Barton Employment Agreement also contained certain confidentiality, non-competition, non-solicitation and assignment of work product covenants for Mr. Barton.

Mr. Barton’s employment was terminable by either party at any time upon written notice. If Mr. Barton’s employment was terminated by us for cause or by Mr. Barton without good reason, we were to pay Mr. Barton an amount equal to the sum of (i) all unpaid base salary accrued through the date of termination, (ii) all unpaid performance bonus earned and accrued for a previously completed calendar year, (iii) all accrued and unpaid vacation or similar pay required by law and (iv) any unreimbursed expenses properly incurred prior to the termination date.

If Mr. Barton’s employment was terminated by us without cause or by Mr. Barton for good reason, subject to the timely execution and return by Mr. Barton of a release of claims of an irrevocable release of claims within 60 days following the date of termination, then we were to pay Mr. Barton a lump sum amount equal to the accrued obligations set forth in (i) through (iv) above, plus severance pay in an amount equal to his base salary for 12 months, payable in equal installments in accordance with our normal payroll policies. If, prior to such termination, Mr. Barton was employed by us through at least July 1st of the applicable calendar year, he would also have been eligible to receive a pro-rata portion of any annual performance bonus earned during such calendar year, with the amount prorated based on the number of days employed during such calendar year. In addition, all outstanding stock options and restricted stock awards granted to Mr. Barton were to immediately vest in full and the stock options were to remain exercisable for two years following the termination date or, if sooner, until the end of the applicable stock option’s term. We were also to provide continued health benefits coverage until the earlier of the expiration of the 12 month severance period and the date that Mr. Barton became eligible for comparable employer sponsored health benefits.

Pellegrino Pionati

Pionati Separation Agreement

On May 7, 2018, the Company and Mr. Pionati entered into a general release and severance agreement (the “Pionati Separation Agreement”), which became effective on May 15, 2018. Pursuant to the Pionati Separation Agreement, Mr. Pionati released the Company from any and all claims. In consideration of the Pionati Separation Agreement and his general release of claims, Mr. Pionati was entitled to (i) his 2017 performance bonus in the amount of  $118,310.40 (less applicable taxes and other withholdings), (ii) severance pay in an amount equal to his base salary for twelve (12) months, less applicable taxes and other withholdings, payable in a lump sum payment on or before the thirtieth (30th) day following May 7, 2018, (iii) for a period of twelve (12) months or until Mr. Pionati becomes eligible for comparable employer sponsored health plan benefits, whichever is sooner, all health plan benefits to which Mr. Pionati was entitled prior to the separation date under any such benefit plans or arrangements maintained by the Company in which Mr. Pionati participated, which benefits shall be determined and paid in accordance with the Company’s plans or arrangements and shall be provided pursuant to COBRA with the relative costs therefor being paid by the Company and Mr. Pionati in the same proportion as existed while Mr. Pionati was an active employee of the Company and (iv) the stock options and restricted stock previously granted to Mr. Pionati: (1) became fully and immediately vested upon May 7, 2018, and (2) the stock options shall remain exercisable for two (2) years following May 7, 2018, or, if sooner, until the end of the applicable stock option’s term.

Pionati Employment Agreement

In connection with Mr. Pionati’s appointment as Chief Strategy and Marketing Officer, on June 3, 2015, we entered into an employment agreement with Mr. Pionati (the “Pionati Employment Agreement”) for a term of employment that commenced on June 15, 2015 and continued until terminated by either party. Under the Pionati Employment Agreement, Mr. Pionati was entitled to an annual base salary of $240,000, less applicable payroll deductions and tax withholdings. He was also eligible to receive an annual bonus of up to 60% of his annual base salary for each calendar year during employment based upon the achievement of certain performance criteria, provided that he was employed by us through the end of the applicable calendar year to which the bonus relates, subject to certain exceptions. The performance criteria for each year will be established reasonably and in good faith by our board of directors. Mr. Pionati was also entitled to a monthly automobile allowance of $700 per month, reimbursement of certain out-of-pocket expenses reasonably incurred in connection with the performance of his services and benefit plans provided by us to all employees.

The Pionati Employment Agreement also contained certain confidentiality, non-competition, non-solicitation and assignment of work product covenants for Mr. Pionati.

Mr. Pionati’s employment was terminable by either party at any time upon written notice. If Mr. Pionati’s employment was terminated by us for cause or by Mr. Pionati without good reason, we were to pay Mr. Pionati an amount equal to the sum of (i) all unpaid base salary accrued through the date of termination, (ii) all unpaid performance bonus earned and accrued for a previously completed calendar year, (iii) all accrued and unpaid vacation or similar pay required by law and (iv) any unreimbursed expenses properly incurred prior to the termination date.

If Mr. Pionati’s employment was terminated by us without cause or by Mr. Pionati for good reason, subject to the timely execution and return by Mr. Pionati of an irrevocable release of claims within 60 days following the date of termination, then we were to pay Mr. Pionati a lump sum amount equal to the accrued obligations set forth in (i) through (iv) above, plus severance pay in an amount equal to his base salary for 12 months, payable in equal installments in accordance with our normal payroll policies. If, prior to such termination, Mr. Pionati was employed by us through at least July 1st of the applicable calendar year, he was also eligible to receive a pro-rata portion of any annual performance bonus earned during such calendar year, with the amount prorated based on the number of days employed during such calendar year. In addition, all outstanding stock options and restricted stock awards granted to Mr. Pionati were to immediately vest in full and the stock options will remain exercisable for two years following the termination date or, if sooner, until the end of the applicable stock option’s term. We were also to provide continued health benefits coverage until the earlier of the expiration of the 12 month severance period and the date that Mr. Pionati becomes eligible for comparable employer sponsored health benefits.

In connection with his appointment, on June 15, 2015, Mr. Pionati received (i) stock options to purchase 10,000 shares of common stock at an exercise of $52.50 per share, with one-third vesting on each of June 15, 2016, 2017 and 2018, and (ii) a restricted stock award of 12,000 shares of restricted common stock with 25% vesting on each of June 15, 2015, 2016, 2017 and 2018, in each case, provided that Mr. Pionati was employed by or providing services to us through the applicable vesting date, subject to the terms and conditions of the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan.

Warusz Employment Agreement

Mr. Warusz did not have an employment agreement with us and his employment was terminable by either party at any time upon written notice. Mr. Warusz was entitled to an hourly salary of $250 per hour.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2018:

	Option Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested
David Johnson	5,920	-	$43.80	11/29/2022
David Johnson	5,920	-	$65.60	11/29/2022
David Johnson	5,920	-	$87.50	11/29/2022
David Johnson	27,923	-	$32.80	2/4/2023
David Johnson	11,713	-	$35.00	11/14/2023
David Johnson	73,058	-	$68.20	12/20/2023
David Johnson	11,502	-	$62.30	2/6/2025
Bradford Barton	5,487	-	$43.80	5/10/2023
Bradford Barton	5,487	-	$54.70	5/10/2023
Bradford Barton	5,487	-	$65.60	5/10/2023
Bradford Barton	5,487	-	$87.50	5/10/2023
Bradford Barton	5,487	-	$109.40	5/10/2023
Bradford Barton	7,002	-	$90.00	3/6/2024
Bradford Barton	11,502	-	$62.30	2/6/2025
Pellegrino Pionati	10,002	-	$52.50	6/15/2025

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

2011 Long-Term Incentive Plan

Our board of directors adopted the 2011 Long-Term Incentive Plan on November 7, 2011, which was approved by our stockholders at the 2011 annual meeting held on December 19, 2011. The purpose of the 2011 Long-Term Incentive Plan is to enable us to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2011 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. Our 2011 Long-Term Incentive Plan is expected to provide flexibility to its compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The 2011 Long-Term Incentive Plan is administered by our board of directors. A total of 182,857 shares of common stock are reserved for award under the 2011 Plan, of which 47,129 remained available for future awards as of December 31, 2018.

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

The purpose of the 2014 Plan is to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. The 2014 Plan is expected to provide flexibility to its compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The 2014 Plan is administered by our board of directors. A total of 950,000 shares of common stock are reserved for award under the 2014 Plan, of which 423,114 remained available for future awards as of December 31, 2018.

Director Compensation

The following table provides compensation information concerning our directors, other than David Johnson, during the year ended December 31, 2018:

		Fees
		Earned or	Option
		Paid in	Awards
	Year	Cash	[1]	Total
Joseph Leone	2018	$33,750	$	$33,750
Gary Restani	2018	$32,626	$	$32,626
Jeffrey Sklar	2018	$34,500	$	$34,500
Mark Wagner	2018	$27,750	$	$27,750

(1)	The amounts reported represent the aggregate grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718—Compensation—Stock Compensation (“ASC 718”), with the exception that the amount shown assumes no forfeitures. Assumptions used in the calculation of these amounts are included in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” and “Note 15. Stockholders’ Equity” to our audited financial statements for the fiscal year ended December 31, 2018 included in this Annual Report.

For the year ended December 31, 2018, cash compensation for non-employee directors, including the board chair, was $26,250. In addition, the audit committee chair was paid $10,500, the compensation committee chair was paid $8,750, other audit committee members were paid $5,250, other compensation committee members were paid $3,938 and nominating and corporate governance committee members, including the chair, were paid $2,625.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise noted, all information in this Item 12 reflects a one-for-ten reverse stock split of our common stock that occurred on October 5, 2017.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of		Weighted	Number of
	securities to		average	securities
	be		exercise price	remaining
	issued upon		of	available for
	exercise of		outstanding	future
	outstanding		options,	issuance
Equity compensation plans approved by security holders	219,108		$37.43	470,243

Equity compensation plans not approved by security holders	180,169	(1)	$57.82	-

Total	399,277		$46.63	470,243

(1)	Compromised of the following awards:

•	An option granted to Mr. Johnson to purchase 17,760 shares of common stock, granted on November 27, 2012, vesting as follows: (i) options to purchase 5,920 shares of common stock at an exercise price of $43.80 per share, which vested and became exercisable on November 29, 2012; (ii) options to purchase 5,920 shares of common stock at an exercise price of $65.60 per share, which vested and became exercisable on November 29, 2013; (iii) and options to purchase 5,920 shares of common stock at an exercise price of $87.50 per share, which vested and became exercisable on November 29, 2014.

•	An option granted to an employee on May 10, 2013, with a term of ten years, to purchase 27,435 shares of common stock vesting as follows: (i) options to purchase 1,829 shares of common stock immediately on the date of grant; and (ii) options to purchase 1,829 shares of common stock on each of the first, second, third, and fourth year anniversaries of the date of grant. The exercise price for one-fifth of each tranche is $43.80, $54.70, $65.60, $87.50 and $109.40 per share.

•	An option granted to Brian, our former Chief Financial Officer, with a ten year term, to purchase 18,516 shares of common stock, granted on September 3, 2013. The options are scheduled to vest as follows: (i) 6,172 shares at an exercise price of $43.80 per share, which vested immediately; (ii) 6,172 shares at an exercise price of $65.60 per share, which vested upon the one year anniversary of employment; and (iii) 6,172 shares at an exercise price of $87.50 per share, which vested upon the two year anniversary of employment. The options have a term of ten years.

•	An option granted to Mr. Johnson, with a term of ten years, to purchase 11,713 shares of common stock, granted on November 14, 2013 with an exercise price of $35.00. The options vested as follows: (i) options to purchase 3,255 shares vested on March 28, 2014, (ii) options to purchase 4,112 shares vested on June 28, 2014; and (iii) options to purchase 4,346 shares vested on September 30, 2014.

•	An option granted to Mr. Johnson, with a term of ten years, to purchase 73,058 shares of common stock, granted on December 20, 2013 at an exercise price of $68.20. The options vest on the first day of each calendar quarter during the period commencing on January 1, 2014 and ending on February 4, 2016, provided that Mr. Johnson remains employed by the company on such date.

•	An option granted to an employee on January 6, 2014, with a term of ten years, to purchase 8,001 shares of common stock with an exercise price of $69.90 per share. The option is scheduled to vest and become exercisable in thirds on each of the next three anniversaries of the date of grant.

•	A warrant to purchase 4,500 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•	A warrant to purchase 7,224 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•	A warrant to purchase 2,961 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•	A warrant to purchase 8,171 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•	A warrant to purchase 593 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

•	A warrant to purchase 237 shares of common stock, expiring on March 29, 2022, at an exercise price of $4.40 was issued to a consultant on April 3, 2017, vesting on the date of grant.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of by April 24, 2019:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Alliqua BioMedical, Inc., 2150 Cabot Blvd, West, Suite B, Langhorne, PA 19047. As of April 24, 2019, we had 5,005,211 shares outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Beneficially Owned(1)
5% Owners
Celgene Corporation	818,896	(2)	16.3%
86 Morris Avenue
Summit, New Jersey 07901
Officers and Directors
David I. Johnson	314,547	(3)	6.1%
Joseph Warusz (11)	-		-
Bradford C. Barton (10)	73,524	(4)	1.5%
Pellegrino Pionati (10)	30,225	(5)	*
Joseph M. Leone	18,077	(6)	*
Jeffrey Sklar	18,670	(7)	*
Gary Restani	15,730	(8)	*
Mark Wagner	54,439	(9)	1.1%
Directors and executive officers as a group (8 persons)	525,212		10.0%

*	Represents ownership of less than 1%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 24, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Based on information contained in Amendment No. 8 to Schedule 13D filed with the SEC on June 27, 2017. Comprised of (i) 804,610 shares of our common stock owned directly by Celgene Corporation, and (ii) 14,286 shares of our common stock issuable to Celgene Corporation upon the exercise of warrants that are currently exercisable. Celgene Corporation is a publicly traded corporation listed on NASDAQ.

(3)	Comprised of (i) 172,591 shares of our common stock owned directly by Mr. Johnson, and (ii) 141,956 shares of our common stock issuable to Mr. Johnson upon the exercise of stock options that are vested.

(4)	Comprised of (i) 27,585 shares of our common stock owned directly by Mr. Barton, and (ii) 45,939 shares of our common stock issuable to Mr. Barton upon the exercise of stock options that are vested.

(5)	Comprised of (i) 20,223 shares of our common stock owned directly by Mr. Pionati, and (ii) 10,002 shares of restricted stock that are vested.

(6)	Comprised of (i) 1,533 shares of our common stock owned directly by Mr. Leone, and (ii) 16,544 shares of our common stock issuable to Mr. Leone upon the exercise of stock options that are vested.

(7)	Comprised of (i) 2,286 shares of our common stock owned directly by Mr. Sklar, (ii) 69 shares of our common stock held in a custodial account for a child, of which Mr. Sklar disclaims beneficial ownership, and (iii) 16,315 shares of our common stock issuable to Mr. Sklar upon the exercise of stock options that are vested.

(8)	Comprised of shares of our common stock issuable to Mr. Restani upon the exercise of stock options that are vested.

(9)	Comprised of (i) 39,430 shares owned directly by Mark Wagner Revocable Trust, and (ii) 15,009 shares of our common stock issuable to Mr. Wagner upon the exercise of stock options that are vested.

(10)	Effective May 7, 2018, Mr. Barton ceased employment as Chief Operating Officer and Mr. Pionati ceased employment as Chief Strategy and Marketing Officer.

(11)	Effective April 1, 2018, Mr. Warusz was appointed as Chief Financial Officer, Secretary and Treasurer. Effective March 18, 2019, Mr. Warusz resigned as Chief Financial Officer, Secretary and Treasurer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In connection with his resignation as our Chief Financial Officer, on March 15, 2018, we and Brian Posner entered into a general release and severance agreement (the “Separation Agreement”), which became effective on March 23, 2018. Pursuant to the Separation Agreement, Mr. Posner released the Company from any and all claims. In consideration of the Separation Agreement and his general release of claims, Mr. Posner is entitled (i) to his 2017 performance bonus in the amount of  $118,310.40 (less applicable taxes and other withholdings), and (ii) in the event of the final consummation of the Asset Sale Transaction, provided such transaction occurs on or before September 30, 2018 (the “Sale Consummation”): (A) severance pay in an amount equal to his base salary for twelve (12) months, less applicable taxes and other withholdings, payable in a lump sum payment on or before the thirtieth (30th) day following the date of the Sale Consummation, and (B) the stock options and restricted stock previously granted to Mr. Posner: (1) shall remain outstanding and eligible for vesting as if he were employed by the Company through the date of the Sale Consummation and shall become fully and immediately vested upon the Sale Consummation, and (2) the stock options shall remain exercisable for two (2) years following April 1, 2018, or, if sooner, until the end of the applicable stock option’s term.

On April 3, 2017, we completed an underwritten public offering of 947,325 shares of common stock at a public offering price of $4.00 per share (the “Public Offering”), for aggregate gross proceeds of $3.8 million, before deducting underwriting discounts and offering expenses. The investors in the Public Offering included Messrs. Johnson, Wagner, Leone, Pionati and Barton, each a member of our board of directors or an executive officer at the time of the transaction, who purchased an aggregate of 46,250 shares of common stock at $4.00 per share, for an aggregate purchase price of $185,000.

On February 27, 2017, we closed a private placement of 554,000 shares of common stock at a purchase price of $5.00 per share, for gross proceeds of $2,770,000. Celgene Corporation, which beneficially owns more than 5% of our common stock, purchased 400,000 shares of common stock for a purchase price of $2,000,000, and Dr. Zeldis, the chairman of our board of directors at the time of the transaction, purchased 40,000 shares of common stock for a purchase price of $200,000 in the private placement. Additional shares of common stock were issuable to Celgene and Dr. Zeldis pursuant to the “most favored nation” provision in the securities purchase agreement entered into in the private placement (the “Securities Purchase Agreement”), which issuance was subject to stockholder approval as may be required by the applicable rules and regulations of the NASDAQ Capital Market. Following the Public Offering, on April 11, 2017, we adjusted the per share purchase price under the Securities Purchase Agreement to equal the $4.00 per share Public Offering price and issued 29,628 additional shares of common stock to Celgene.

Following approval at the Company’s 2017 annual meeting of shareholders, the Company issued 70,372 additional shares of common stock to Celgene and 10,000 additional shares of common stock to Dr. Zeldis, in each case, pursuant to the “most favored nation” provision in the Securities Purchase Agreement

On May 29, 2015, we and each of its subsidiaries entered into the Credit Agreement with Perceptive Credit Opportunities Fund, LP (“Perceptive”), an affiliate of Perceptive Advisors, LLC, which beneficially owns more than 5% of our common stock. The Credit Agreement provided a senior secured term loan in a single borrowing to the Company in the principal amount of $15.5 million. The Credit Agreement (i) has a four-year term, (ii) accrues interest at an annual rate equal to the greater of (a) one-month LIBOR or 1% plus (b) 9.75%, (iii) is interest only for the first 24 months, followed by monthly amortization payments of $225,000, with the remaining unpaid balance due on the maturity date and (iv) is secured by a first priority lien on substantially all of the Company’s assets. The Company is required to pay an exit fee when the term loan is paid in full equal to the greater of 2% of the outstanding principal balance immediately prior to the final payment or $200,000, which was amended in conjunction with the extinguishment of debt described below from the greater of 1% of the outstanding principal balance immediately prior to the final payment or $100,000. The repayment of the term loan and our obligations under the Credit Agreement are secured by a first priority lien on all of our existing and after acquired tangible and intangible assets, including intellectual property. On May 7, 2018, we paid approximately $14.8 million, which included $0.2 million charged by Perceptive as an early termination fee, in full satisfaction of all debt obligations due Perceptive.

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

Mark Wagner, who is a member of our board of directors, is a director of Minnetronix, Inc. (“Minnetronix”). On November 17, 2015, we entered into a manufacturing supply agreement with Minnetronix, pursuant to which Minnetronix agreed to perform manufacturing and other services in exchange for certain fees and expenses, with such amounts being variable and contingent on various factors. During the years ended December 31, 2018 and 2017, we incurred costs of approximately $260,000 and $430,000, respectively.

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

Policies for Review, Approval or Ratification of Transactions with Related Persons

The board of directors has adopted a written policy with respect to the review, approval and ratification of related party transactions. The policy generally defines a related party transaction as any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(a) of Regulation S-K, which means any transaction or material amendment or modification to any such transaction occurring since the beginning of the last fiscal year, or any currently proposed transaction, involving the Company where the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. A related party includes (i) a director, director nominee or executive officer, (ii) a security holder known to be a beneficial owner of more than 5% of our common stock and (iii) an immediate family member of any of the foregoing.

The policy requires our audit committee to review and approve all related party transactions. At each of its meeting, the audit committee will be provided with details of each new, existing or proposed related party transaction, including terms of the transaction, the business purpose of the transaction and the benefits to the Company and to the relevant related party. In reviewing and determining whether to approve a related party transaction, the audit committee is to consider, among other factors (i) whether the terms of the proposed related party transaction are fair to the Company and on the same basis as would apply if the transaction did not involve a related party, (ii) whether there are business reasons for the Company to enter into the related party transaction and (iii) whether the related party transaction would present an improper conflict of interests for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of such person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors that the audit committee deems relevant.

Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the related party transaction. Under the terms of the policy, a related party transaction entered into without pre-approval of the audit committee will not violate the policy or be invalid or unenforceable, so long as the transaction is brought to the audit committee as promptly as reasonably practicable after it is entered into or after it becomes reasonably apparent that the transaction is covered by the policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Marcum LLP for the fiscal years ended December 31, 2018 and 2017.

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Audit fees	$189,849	$219,081
Audit-related fees	101,173	61,896
Taxes	-	-
Total	$291,022	$281,077

Audit Fees

Audit fees for the years ended December 31, 2018 and 2017 consist of the aggregate fees billed by Marcum LLP for the audit of the consolidated financial statements and internal control over financial reporting included in our Annual Report on Form 10-K and review of interim condensed financial statements included in the quarterly reports on Form 10-Q for the years ended December 31, 2018 and 2017. Audit fees also include services related to providing consents to fulfill the accounting firm’s responsibilities under generally accepted accounting principles.

Audit-Related Fees

Audit-related fees for the year ended December 31, 2018 include services in connection with our acquisition and divesture audit activities.

Tax Fees

Tax fees for the year ended December 31, 2018 consisted of fees for tax consultation services. Marcum LLP did not provide any professional services for tax compliance, tax advice or tax planning for the year ended December 31, 2018.

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

Date: April 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID JOHNSON	President, Chief Executive Officer and Director	April 24, 2019
David Johnson	(principal executive officer and principal financial officer)

/s/ JOSEPH LEONE	Director	April 24, 2019
Joseph Leone

/s/ GARY RESTANI	Director	April 24, 2019
Gary Restani

/s/ JEFFREY SKLAR	Director	April 24, 2019
Jeffrey Sklar

/s/ MARK WAGNER	Director	April 24, 2019
Mark Wagner

Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated May 5, 2014, by and between Alliqua, Inc., ALQA Merger Sub, Inc., Choice Therapeutics, Inc. and E. James Hutchens, as the Stockholder Representative, incorporated by reference to Exhibit 2.1 to the Form 8-K filed May 6, 2014.
2.2	Agreement and Plan of Merger, dated June 5, 2014, by and between Alliqua, Inc. and Alliqua BioMedical, Inc., incorporated by reference to Exhibit 2.1 to the Form 8-K filed June 11, 2014.
2.3**	Agreement and Plan of Merger, dated February 2, 2015, by and among Alliqua BioMedical, Inc., ALQA Cedar, Inc., Celleration, Inc. and certain representatives of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 2.1 to the Form 8-K filed February 2, 2015.
2.4**	Contribution Agreement and Plan of Merger, dated October 5, 2016, by and among Alliqua BioMedical, Inc., Alliqua Holdings, Inc., Chesapeake Merger Corp., and Soluble Systems, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 6, 2016.
2.5**	Asset Purchase Agreement, dated January 5, 2018, by and between Alliqua BioMedical, Inc. and Celularity Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 5, 2018.
2.6**	Asset Purchase Agreement, dated August 31, 2017, by and between Alliqua BioMedical, Inc. and Argentum Medical, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2017.
2.7**	Agreement and Plan of Merger, dated November 27, 2018, by and among AquaMed Technologies, Inc., TO Pharmaceuticals, LLC and AQ TOP, LLC (incorporated by reference to Exhibit 2.1 to Alliqua BioMedical Inc.’s Form 8-K, filed with the SEC on November 28, 2018)
2.8∞	Amendment No. 1, dated January 8, 2019, to Agreement and Plan of Merger
2.9**	Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed with the SEC on October 12, 2018)
2.10	Amendment No. 1, dated November 7, 2018, to the Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc., incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 13, 2018
2.11	Form of Voting Agreement, by and between Alliqua BioMedical, Inc. and its directors and officers, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on October 12, 2018.
2.12	Amendment No. 2, dated April 11, 2019, to the Agreement and Plan of Merger and Reorganization, dated October 11, 2018, by and among Alliqua BioMedical, Inc., Adynxx, Inc. and Embark Merger Sub Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 12, 2019).
3.1	Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed June 11, 2014.
3.2	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.3 to the Form 8-K filed June 11, 2014.
3.3	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 6, 2016.
3.4	Certificate of Amendment to Certificate of Incorporation of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2017.
3.5	Bylaws of Alliqua BioMedical, Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K filed June 11, 2014.
4.1	Form of Warrant used in connection with February 16, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 21, 2012.
4.2	Form of Warrant used in connection with August 14, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed August 16, 2012.
4.3	Form of Warrant used in connection with November 8, 2012 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012.
4.4	Form of Warrant used in connection with February 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 25, 2013.
4.5	Form of Warrant used in connection with April and May 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 26, 2013.
4.6	Form of Warrant used in connection with June 28, 2013 private placement, incorporated by reference to Exhibit 10.4 to the Form 8-K filed July 5, 2013.
4.7	Form of $0.10 Warrant used in connection with October 22, 2013 private placement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 28, 2013.
4.8	Warrant issued to Celgene Corporation on November 18, 2013, incorporated by reference to Exhibit 4.12 to the Form 10-K filed December 31, 2013.
4.9	Form of Warrant used in connection with November 18, 2013 private placement, incorporated by reference to Exhibit 4.13 to the Form 10-K filed December 31, 2013.
4.10	Form of Warrant, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 15, 2014.
4.11	Form of Warrant, dated April 3, 2017, by and between Alliqua BioMedical, Inc. and H.C. Wainwright & Co. LLC and its designees, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 4, 2017.
10.1+	2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 99.1 to the Form S-8 filed on May 8, 2003.
10.2+	Form of Nonstatutory Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.2 to the Form 10-K/A filed May 16, 2013.

10.3+	Form of Incentive Stock Option Agreement under the 2001 Incentive Stock Purchase Plan, incorporated by reference to Exhibit 10.3 to the Form 10-K/A filed May 16, 2013.
10.4+	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 to the Form 8-K filed January 5, 2011.
10.5	Exclusive License Agreement, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.1 to the Form 8-K filed July 20, 2011.
10.6	Collateral Assignment of 510(k) Rights, dated as of July 15, 2011, by and between Noble Fiber Technologies, LLC and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K filed July 20, 2011.
10.7+	2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2011.
10.8	Form of Securities Purchase Agreement, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 21, 2012.
10.9	Securities Purchase Agreement, dated as of August 14, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 16, 2012.
10.10	Securities Purchase Agreement, dated as of November 8, 2012, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012.
10.11+	First Amendment to the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2012.
10.12+	Form of Nonstatutory Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 to the Form 10-K/A filed May 16, 2013.
10.13+	Form of Incentive Stock Option Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.33 to the Form 10-K/A filed May 16, 2013.
10.14+	Executive Employment Agreement, dated as of February 4, 2013, between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 7, 2013.
10.15+	Indemnification Agreement, dated as of February 4, 2013, in favor of David Johnson, incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 7, 2013.
10.16	Securities Purchase Agreement, dated as of February 22, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 25, 2013.
10.17	Securities Purchase Agreement, dated as of April 11, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 26, 2013.
10.18	Securities Purchase Agreement, dated as of June 28, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.3 to the Form 8-K filed July 5, 2013.
10.19+	Nonqualified Stock Option Agreement, dated September 3, 2013, between Brian Posner and Alliqua, Inc., incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 9, 2013.
10.20^	Distributor Agreement, dated September 23, 2013, by and between Sorbion GmbH & Co KG and Alliqua Biomedical, Inc., incorporated by reference to Exhibit 10.5 to the Form 10-Q filed November 12, 2013.
10.21^	License, Marketing and Development Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation, d/b/a CCT, and Alliqua, Inc., incorporated by reference to Exhibit 10.48 to the Form 10-K filed December 31, 2013.
10.22^	Supply Agreement, dated as of November 14, 2013, by and between Anthrogenesis Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.49 to the Form 10-K filed December 31, 2013.
10.23	Stock Purchase Agreement, dated as of November 14, 2013, by and between Celgene Corporation and Alliqua, Inc., incorporated by reference to Exhibit 10.50 to the Form 10-K filed December 31, 2013.
10.24	Securities Purchase Agreement, dated as of November 18, 2013, by and among Alliqua, Inc. and certain purchasers set forth therein, incorporated by reference to Exhibit 10.51 to the Form 10-K filed December 31, 2013.
10.25	First Amendment to Executive Employment Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 27, 2013.
10.26	Nonqualified Stock Option Agreement dated December 20, 2013, by and between Alliqua, Inc. and David Johnson, incorporated by reference to Exhibit 10.2 to the Form 8-K filed December 27, 2013.

10.27+	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.62 to the Form 10-K filed December 31, 2013.
10.28+	Form of Restricted Stock Award Agreement for 2013 Executive Bonuses under the 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.63 to the Form 10-K filed December 31, 2013.
10.29+	Form of Nonqualified Stock Option Agreement (outside of any incentive plan), incorporated by reference to Exhibit 99.8 to the Form S-8 filed January 23, 2014.
10.30	Form of Securities Purchase Agreement, dated April 14, 2014, by and between Alliqua, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 15, 2014.
10.31	Form of Letter Agreement, dated April 11, 2014, by and between Alliqua, Inc. and certain holders of warrants to purchase Common Stock of Alliqua, Inc., incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 15, 2014.
10.32+	Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 11, 2014.
10.33^	Supply Agreement, dated April 10, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.4 to the Form 10-Q filed August 11, 2014.
10.34^	First Amendment to Supply Agreement, dated April 10, 2014 by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.5 to the Form 10-Q filed August 11, 2014.
10.35^	First Amendment to License, Marketing and Development Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 5, 2014.
10.36^	Second Amendment to Supply Agreement, dated September 30, 2014, by and between Alliqua, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.2 to the Form 10-Q filed November 5, 2014.
10.37	Voting Agreement, dated February 2, 2015, by and between Alliqua BioMedical, Inc. and each of the stockholders of Celleration, Inc., as identified therein, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-4 filed on April 2, 2015.
10.40^	Second Amendment to the License, Marketing and Development Agreement, dated April 30, 2015, by and between Alliqua BioMedical, Inc. and Anthrogenesis Corporation, d/b/a Celgene Cellular Therapeutics, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015.
10.41+	First Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015.
10.42+	Form of Incentive Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.3 to the Form S-8 filed August 6, 2015.
10.43+	Form of Nonqualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.4 to the Form S-8 filed August 6, 2015.
10.44+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.5 to the Form S-8 filed August 6, 2015.
10.45+	Form of Restricted Stock Unit Agreement under the 2014 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.6 to the Form S-8 filed August 6, 2015.
10.47	Pledge and Security Agreement, dated May 29, 2015, by and among Alliqua BioMedical, Inc., Perceptive Credit Opportunities Fund, LP and those certain subsidiary guarantor party thereto, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.48	Warrant, dated May 29, 2015, by and between Alliqua BioMedical, Inc. and Perceptive Credit Opportunities Fund, LP, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2015.
10.52	First Amendment to Distributor Agreement, dated July 31, 2015, by and between Alliqua BioMedical, Inc. and BSN Medical, Inc., an affiliate of Sorbion GmbK & Co KG, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015.

10.53	Purchase Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.54	Transition Agreement, dated June 30, 2016, by and between Alliqua BioMedical, Inc. and BSN medical, Inc., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016.
10.57	Amended Warrant, dated January 26, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2017.
10.58	Form of Securities Purchase Agreement, dated February 27, 2017, by and between Alliqua BioMedical, Inc. and certain accredited investors, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2017.
10.60	Amended Warrant, dated March 7, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2017.
10.61	Amended Warrant, dated April 6, 2017, by and between Alliqua BioMedical, Inc. and Perceptive Credit Holdings, LP., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2017.
10.64+	Second Amendment to the Alliqua BioMedical, Inc. 2014 Long-Term Incentive Plan, effective as of June 23, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2017
21.1∞	List of Subsidiaries
23.1∞	Consent of Independent Registered Public Accounting Firm to the Form 10-K.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1∞	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101∞	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements

*	Filed herewith.

**	Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

^	Confidential treatment has been granted with respect to certain portions of this exhibit.

+	Management contract or compensatory plan or arrangement.

∞	Previously filed.

