Form 10-Q/A
period 2019-06-30
Adynxx, Inc.
filed 2019-11-14
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Adynxx, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, previously filed on August 14, 2019 (the “Original Form 10-Q”).  This Amendment is being filed to correct certain inadvertent errors in our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 that were identified by management following the filing of the Original Form 10-Q during the course of a review of our weighted average shares outstanding. On November 14, 2019, we filed a Current Report on Form 8-K to report non-reliance on our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 included in the Original Form 10-Q.

In the Original Form 10-Q, we incorrectly stated the weighted average number of shares outstanding for the three months ended June 30, 2019 and June 30, 2018, and the six months ended June 30, 2019 and June 30, 2018, at 5,358,882, 4,569,742, 4,966,491 and 4,569,742, respectively, rather than the correct amounts of 3,956,226, 701,808, 2,338,007 and 701,808, respectively.  As a result, the Net loss per basic and diluted share changed for the three months ended June 30, 2019 and June 30, 2018, and the six-months ended June 30, 2019 and June 30, 2018, from $(0.87), $(0.31), $(1.44) and $(0.64), respectively, to $(1.18), $(2.03), $(3.05) and $(4.20), respectively.  Accordingly, the foregoing line items set forth in our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 have been corrected in this Amendment. In addition, we have revised the disclosures set forth under Item 4. Controls and Procedures in this Amendment.

Except as described above, this Amendment does not modify any disclosures presented in the Original Form 10-Q. This Amendment sets forth the information in the Original Form 10-Q in its entirety, with modifications as described above to reflect the restatement and related revisions.

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

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(As Restated)		(As Restated)
Operating expenses
Research and development	$1,895	$583	$3,226	$1,269
General and administrative	1,454	598	2,317	1,292
Grant reimbursements	(1,104)	-	(1,198)	-
Total operating expenses, net	2,245	1,181	4,345	2,561
Loss from operations	(2,245)	(1,181)	(4,345)	(2,561)
Interest expense, net	(2,373)	(301)	(2,641)	(445)
Other income (expense), net	-	60	(94)	60
Loss from continuing operations	(4,618)	(1,422)	(7,080)	(2,946)
Loss from discontinued operations	(58)	-	(58)	-
Net loss	$(4,676)	$(1,422)	$(7,138)	$(2,946)
Net loss per basic and diluted share:
Loss from continuing operations	$(1.17)	$(2.03)	$(3.03)	$(4.20)
Loss from discontinued operations	(0.01)	-	(0.02)	-
Net loss per basic and diluted share	$(1.18)	$(2.03)	$(3.05)	$(4.20)
Weighted-average number of common shares outstanding - basic and diluted	3,956,226	701,808	2,338,007	701,808

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

During the audit of our financial statements for the year ended December 31, 2018, a material weakness was identified in our internal control over financial reporting which has not been remediated as of the last day of the period covered by this report, as described below. In addition, in connection with the restatement of our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, we re-evaluated our conclusions regarding the effectiveness of our disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019 and in light of the restatement described above, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance.

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

ADYNXX, INC.

Dated: November 14, 2019	By:	/s/ RICK ORR
Rick Orr
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Dated: November 14, 2019	By:	/s/ DINA GONZALEZ
Dina Gonzalez
Controller
(Principal Accounting Officer)