Form 10-Q
period 2019-09-30
Adynxx, Inc.
filed 2019-11-14
CIK 1054274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 10, 2019 the registrant had 5,807,877 shares of Common Stock, $0.001 par value per share, outstanding.

ADYNXX, INC. (FORMERLY ALLIQUA BIOMEDICAL, INC.)

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited)	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets:
Current assets
Cash and cash equivalents	$331	$1,887
Restricted cash	253	55
Prepaid expenses and other current assets	1,960	10
Total current assets	2,544	1,952
Property and equipment, net	5	10
Right of use asset, net	687	-
Other assets	18	18
Total assets	$3,254	$1,980

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit:
Current liabilities
Accounts payable	$2,659	$491
Accrued liabilities	2,173	857
Current portion of operating lease liability	224	-
Convertible promissory notes - related party	6,348	4,500
Term loan, net of discount	2,393	3,812
Total current liabilities	13,797	9,660
Operating lease liability, net of current portion	519	-
Warrant liability	-	140
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at September 30, 2019 (unaudited); 2,046,378 shares authorized, 2,034,548 shares issued and outstanding at December 31, 2018	-	12,814
Series B redeemable convertible preferred stock, $0.001 par value; 0 shares authorized, issued and outstanding at September 30, 2019 (unaudited); 1,833,387 shares authorized, issued and outstanding at December 31, 2018	-	15,897
Stockholders' deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized no shares issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized, 5,807,877 shares issued and outstanding at September 30, 2019 (unaudited) 5,313,200 shares authorized, 701,808 shares issued and outstanding at December 31, 2018	6	1
Additional paid-in capital	35,244	747
Accumulated deficit	(46,312)	(37,279)
Total stockholders' deficit	(11,062)	(36,531)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$3,254	$1,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Operating expenses
Research and development	$1,986	$524	$5,212	$1,793
General and administrative	1,037	810	3,354	2,102
Grant reimbursements	(716)	-	(1,914)	-
Gain on settlement	(635)	-	(635)	-
Total operating expenses, net	1,672	1,334	6,017	3,895
Loss from operations	(1,672)	(1,334)	(6,017)	(3,895)
Interest expense, net	(223)	(322)	(2,864)	(767)
Other income (expense), net	-	151	(94)	211
Loss from continuing operations	(1,895)	(1,505)	(8,975)	(4,451)
Loss from discontinued operations	-	-	(58)	-
Net loss	$(1,895)	$(1,505)	$(9,033)	$(4,451)
Net loss per basic and diluted share:
Loss from continuing operations	$(0.33)	$(2.14)	$(2.56)	$(6.34)
Loss from discontinued operations	-	-	(0.02)	-
Net loss per basic and diluted share	$(0.33)	$(2.14)	$(2.58)	$(6.34)
Weighted-average number of common shares outstanding - basic and diluted	5,807,877	701,808	3,507,338	701,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(In thousands, except share amounts) (Unaudited)

	Series A Redeemable		Series B Redeemable
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	2,034,548	$12,814	1,833,387	$15,897	701,808	$1	$747	$(37,279)	$(36,531)
Stock-based compensation expense	-	-	-	-	-	-	84	-	84
Net loss	-	-	-	-	-	-	-	(2,462)	(2,462)
Balance, March 31, 2019	2,034,548	$12,814	1,833,387	$15,897	701,808	$1	$831	$(39,741)	$(38,909)

Conversion of convertible notes and accrued interest into convertible preferred stock	-	-	367,041	3,203	-	-	-	-	-
Recognition of beneficial conversion feature upon conversion of convertible notes	-	-	-	2,101	-	-	-	-	-
Conversion of convertible preferred stock into common stock	(2,034,548)	(12,814)	(2,200,428)	(21,201)	4,234,976	4	34,011	-	34,015
Issuance of common stock for merger	-	-	-	-	854,017	1	5,246	-	5,247
Equity issuance costs paid in stock	-	-	-	-	17,076	-	-	-	-
Exchange of warrants	-	-	-	-	-	-	234		234
Dividend	-	-	-	-	-	-	(5,245)	-	(5,245)
Spin-off of AquaMed	-	-	-	-	-	-	(1)	-	(1)
Stock-based compensation expense	-	-	-	-	-	-	84	-	84
Net loss	-	-	-	-	-	-	-	(4,676)	(4,676)
Balance, June 30, 2019	-	$-	-	$-	5,807,877	$6	$35,160	$(44,417)	$(9,251)
Stock-based compensation expense	-	-	-	-	-	-	84	-	84
Net loss	-	-	-	-	-	-	-	(1,895)	(1,895)
Balance, September 30, 2019	-	$-	-	$-	5,807,877	$6	$35,244	$(46,312)	$(11,062)

Balance, December 31, 2017	2,034,548	$12,814	1,833,387	$15,897	701,808	$1	$438	$(31,294)	$(30,855)
Stock-based compensation expense	-	-	-	-	-	-	75	-	75
Net loss	-	-	-	-	-	-	-	(1,523)	(1,523)
Balance, March 31, 2018	2,034,548	12,814	1,833,387	15,897	701,808	1	513	(32,817)	(32,303)
Stock-based compensation expense	-	-	-	-	-	-	75	-	75
Net loss	-	-	-	-	-	-	-	(1,422)	(1,422)
Balance, June 30, 2018	2,034,548	12,814	1,833,387	15,897	701,808	1	588	(34,239)	(33,650)
Stock-based compensation expense	-	-	-	-	-	-	75	-	75
Net loss	-	-	-	-	-	-	-	(1,505)	(1,505)
Balance, September 30, 2018	2,034,548	$12,814	1,833,387	$15,897	701,808	$1	$663	$(35,744)	$(35,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)
Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,033)	$(4,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5	6
Stock-based compensation expense	252	225
Changes in fair value of warrant liability	94	-
Changes in fair value of derivative liability	-	(211)
Accretion of final charge upon maturity of Oxford Term Loan A and B	187	161
Amortization of issuance cost and discounts for term loans and convertible notes	20	258
Non-cash interest expense on convertible promissory notes	2,426	62
Amortization of right-of-use asset	232	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,948)	13
Other assets	57	-
Accounts payable	2,168	(570)
Accrued liabilities	1,006	(142)
Lease liability	(233)	-
Net cash used in operating activities	(4,767)	(4,649)
Cash flows from investing activities:
Purchases of property and equipment	-	(2)
Net cash used in investing activities	-	(2)
Cash flows from financing activities:
Payments on term loan	(1,437)	(890)
Proceeds from issuance of convertible promissory notes - related party	4,846	3,000
Net cash provided by financing activities	3,409	2,110
Net decrease in cash, cash equivalents and restricted cash	(1,358)	(2,541)
Cash, cash equivalents and restricted cash at beginning of period	1,942	4,356
Cash, cash equivalents and restricted cash at end of period	$584	$1,815

Other supplemental disclosure:
Cash paid for interest	$231	$286
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations(1)	$227	$-
Reclassification of warrant liability to paid in capital	$234	$-
Conversion of convertible preferred stock into common stock	$34,015	$-
Conversion of convertible notes and accrued interest into convertible preferred stock	$3,203	$-

	September 30,	September 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$331	$1,760
Restricted cash	253	55
Cash, cash equivalents and restricted cash at end of period	$584	$1,815

(1) Amounts for the nine months ended September 30, 2019 pertains to the transition adjustment for the adoption of ASC 842.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Adynxx, Inc. (formerly Alliqua Biomedical, Inc.)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

The Company

On May 3, 2019, Adynxx, Inc. (“Adynxx” or the “Company”), formerly known as "Alliqua BioMedical, Inc." (“Alliqua”) completed its reverse merger with what was then known as “Adynxx, Inc.” (“Private Adynxx”), which we refer to as the Merger. This transaction was accounted for as a reverse merger and a recapitalization effected by a share exchange. See ‘Note 3 – Reverse Merger’.

The Company is a clinical stage biopharmaceutical company focused on the development of a new class of therapeutics called transcription factor decoys and bringing to market novel, disease-modifying products to address unmet needs in the treatment of pain and inflammation. The Company is primarily engaged in developing initial product technology, recruiting personnel, conducting clinical trials and raising capital.

Basis of Presentation

These unaudited financial statements represent the condensed consolidated financial statements of Adynxx and, for periods prior to the Merger, the condensed consolidated financial statements of Private Adynxx. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the periods September 30, 2019 and 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the periods ended September 30, 2019 and 2018 is unaudited. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto as set forth in the Company’s Form 8-K/A filed with the SEC on June 10, 2019.

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

Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2019, the Company had $331,000 in cash and cash equivalents, had term loans (“Term Loans”), including accrued interest outstanding, of $3.0 million from Oxford Finance, LLC (“Oxford”), and $6.6 million aggregate principal amount of convertible promissory notes (“Notes”), including accrued interest, outstanding. From inception through September 30, 2019, the Company had an accumulated deficit of approximately $46.3 million. The Company expects to incur substantial losses in future periods. The Company is subject to risks common to companies in the clinical stage, including, but not limited to, development of new products, development of markets and distribution channels, dependence on key personnel, and the ability to obtain additional capital as needed to fund its product development plans. The Company has a limited operating history and has yet to generate any revenues from customers. There is no guarantee that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

The Company’s postoperative pain reduction product candidate, brivoligide, is an oligonucleotide. The Company currently uses Nitto-Denko Avecia, Inc. (“Avecia”) as a single supplier for the brivoligide drug substance. There are currently a limited number of oligonucleotide manufacturers with commercial scale capabilities globally. While the Company intends to develop secondary sources for manufacturing of its drug candidates in the future, there can be no assurance that it will be able to do so on commercially reasonable terms, or at all. Any interruption in the supply of this key material could significantly delay the research and development process or increase the expenses for development and commercialization of the Company’s product candidates. The quality of materials can be critical to the performance of a drug delivery technology. Therefore, the lack of a reliable source that provides a consistent supply of high quality materials would harm the Company. At September 30, 2019, this vendor represented 26% of total accounts payable.

At September 30, 2019, three vendors represented 26%, 26% and 23% of total accounts payable, respectively. One of these vendors supported clinical study activities and accounted for 26% of the total accounts payable. The second vendor supported manufacturing activities and accounted for 26% of the total accounts payable. The third vendor supported general and administrative activities associated with the Merger and the next round of equity financing. At December 31, 2018, three vendors represented 52%, 26% and 15% of total accounts payable. Two of these vendors supported general and administrative activities, primarily associated with the Merger and next round of equity financing, which accounted for 67% of the total accounts payable. The remaining vendor supported clinical study activities.

Clinical Trial Accruals

The Company’s clinical trial accruals are based on patient enrollment and related costs at clinical investigator sites as well as for the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations (“CROs”) that conduct and manage clinical trials on the Company’s behalf. The Company accrues expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the clinical trial protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, the Company modifies the estimates of accrued expenses accordingly. To date, the Company has had no significant adjustments to accrued clinical trial expenses.

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

Impairment of Long-Lived Assets

The Company's long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of September 30, 2019 and December 31, 2018, the Company had not experienced any impairment losses on its long-lived assets.

Restricted Cash

At September 30, 2019, the Company had $198,000 restricted from withdrawal and held by a bank in the form of a secured money market account as collateral for Oxford in conjunction with a debt amendment that occurred in January 2019. In addition, as of September 30, 2019 and December 31, 2018, the Company had $55,000 restricted and held by a bank as collateral for a letter of credit provided to the Company’s facility landlord.

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

Research and Development

Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, preclinical studies, clinical studies performed by CROs, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. The Company charges research and development costs, including clinical study costs, to expense when incurred.

Collaboration Agreement

In June 2018, the Company entered into a collaboration agreement with twoXAR, an artificial intelligence-driven drug discovery company, in order to identify potential product candidates for the treatment of endometriosis. In May 2019, the Company made a collaboration initiation payment of $75,000, which was charged to research and development expenses when incurred.

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

For the three and nine months ended September 30, 2019, the Company incurred qualified expenses and recognized $0.7 million and $1.9 million of grant reimbursements, respectively.

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

Net Loss per Basic and Diluted Share

Net loss per basic common share is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common share equivalents outstanding when dilutive. Common share equivalents include outstanding stock options, warrants and non-vested restricted stock which are included under the treasury share method when dilutive. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be antidilutive.

Convertible Preferred Stock Warrants

At December 31, 2018, freestanding warrants to acquire shares of convertible preferred stock were classified as liabilities on the accompanying balance sheet. These warrants were subject to remeasurement at fair value at each balance sheet date, and any change in fair value is recognized as a component of other income or expense. In connection with the Merger, the warrants were exchanged into warrants that no longer met the definition of a derivative and thus, the balance was reclassified into equity during the three and nine months ended September 30, 2019.

Debt Modifications and Extinguishments

When the Company modifies debt, it accounts for the impact of such modification in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt: Modifications and Extinguishments, which requires modification to debt instruments to be evaluated to assess whether the modifications are considered “substantial modifications”. A substantial modification of terms shall be accounted for like an extinguishment. Based on the guidance relied upon and the analysis performed, the Company determined that the October 2018 modification of the March 2018 and September 2018 Notes, to add an additional conversion option in the event of a reverse merger, was considered to be a “substantial modification”. As a result, it treated this modification as an ‘extinguishment’ of those debts and recognized $11,000 of net gain from this debt extinguishment in other income in October 2018. All other changes to debt provisions were not considered substantial and were treated as debt modifications, with the exception of the modification in August 2019 which was accounted for as a troubled debt restructuring.

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

At September 30, 2019 and December 31, 2018, the Company maintained outstanding Notes which contained various embedded derivative features. In particular, these Notes contained the following features:

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

As of September 30, 2019, and December 31, 2018, the Company determined that there was no fair value associated with the embedded derivatives that remained with the outstanding convertible notes. See ‘Note 7 - Term Loans and Convertible Promissory Notes’ for further discussion of the Notes and the bifurcated derivative liability.

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

The Level 3 derivative at December 31, 2018 consisted of a warrant liability of Private Adynxx that, at December 31, 2018, was exerciseable into preferred shares that were potentially redeemable. In connection with the Merger, the warrants were exchanged into warrants that no longer met the definition of a derivative and thus, the balance was reclassified into equity in May 2019.

The change in fair value of the warrant liability for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fair value, beginning of period	$-	$42	$140	$42
Change in fair value of preferred stock warrants	-	1	94	1
Exchange of warrants upon Merger	-	-	(234)	-
Fair value at end of period	$-	$43	$-	$43

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

While the Company’s Notes contain embedded derivative liabilities, the Company determined that the fair value of these liabilities were zero at September 30, 2019 and December 31, 2018. See ‘Note 7 - Term Loans and Convertible Promissory Notes’ for further discussion on the derivative liability activity.

The change in fair value of the derivative liability relating to the Notes for the three and nine months ended September 30, 2019 and 2018 is summarized below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Fair value, beginning of period	$-	$436	$-	$-
Embedded derivative liability from the issuance of Notes	-	369	-	864
Change in value of embedded derivatives	-	(152)	-	(211)
Fair value at end of period	$-	$653	$-	$653

Discontinued Operations

Discontinued operations represent the activities of the AquaMed business that was assumed in connection with the Merger and subsequently spun off during the three months ended June 30, 2019. See ‘Note 3 – Reverse Merger’. There are no ongoing activities or obligations associated with discontinued operations at September 30, 2019.

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

The most significant impact from the adoption of this standard was the recognition of right-of-use (“ROU”), assets and lease obligations on the balance sheet for operating leases. This standard did not have a material impact on the Company’s cash flows from operations and operating results. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of approximately $227,000, which represents the present value of the remaining lease payments of approximately $239,000, discounted using the Company’s incremental borrowing rate of 9.41%, and (b) a right-of-use asset of approximately $227,000 which represents the lease liability of $227,000. The ROU asset is being amortized over the remaining term of the lease of twelve months from January 1, 2019.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued No. ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing whether these amendments will have a material effect on its financial statements.

Note 3. Reverse Merger

Merger

On May 3, 2019 the Company completed its reverse merger with Alliqua. Immediately following the Merger, the combined company’s name was changed from “Alliqua BioMedical, Inc.” to “Adynxx, Inc.” Private Adynxx changed its name to “Adynxx Sub, Inc.” and is currently a wholly-owned subsidiary of the Company. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement (a) each outstanding share of capital stock of Private Adynxx, was converted into the right to receive the number of shares of Alliqua’s common stock equal to the exchange ratio formula in the Merger Agreement (“Exchange Ratio”) of 0.0359 shares of common stock (which exchange rate reflects a 1-for-6 reverse stock split of the issued and outstanding capital stock of Alliqua BioMedical, Inc. effected on May 3, 2019 immediately prior to the Merger).and (b) each outstanding Private Adynxx stock option, whether vested or unvested, and warrant that has not previously been exercised, was assumed by the post-Merger company and converted into a stock option or warrant, as the case may be, to purchase shares of the post-Merger Company’s common stock at the Exchange Ratio formula in the Merger Agreement.

On May 3, 2019, prior to the closing of the Merger, $3.0 million aggregate principal amount of Notes and $203,000 of cumulative accrued interest on such Notes were converted into 367,041 shares of preferred stock, which were converted into common stock upon completion of the merger.

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

In connection with a previous modification of its Notes, the Company had computed a contingent beneficial conversion feature (“BCF”) that was contingent upon the occurrence of a reverse merger. In accordance with ASC 470-20-25-6, the contingent BCF is not recognized in earnings until the contingency is resolved. Upon the date of the Merger, the full amount of beneficial conversion feature of $2.1 million was recognized as interest expense in the condensed consolidated statement of operations during the nine months ended September 30, 2019.

Dividend

In contemplation of the Merger, Alliqua declared a special cash dividend to the pre-Merger shareholders of Alliqua as of April 22, 2019. The aggregate dividend of $5,245,000 was paid on May 29, 2019.

Spin-off

On November 27, 2018, Alliqua had entered into an agreement whereby its existing operations would be distributed to existing shareholders as of a record date. With the exception of a corporate lease, substantially all of Alliqua’s assets and liabilities were contributed to a subsidiary, AquaMed Technologies Inc. (“AquaMed”), whose shares were then distributed to the pre-Merger shareholders of Alliqua by way of a pro rata dividend. The dividend distribution occurred on June 21, 2019.

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

Note 4. Property and Equipment, Net

Property and equipment, net, consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$29	$29
Office equipment	2	2
Computer equipment	18	18
Laboratory equipment	2	2
Total property and equipment	51	51
Less accumulated depreciation	(46)	(41)
Property and equipment, net	$5	$10

Depreciation expense for the three months ended September 30, 2019 and 2018 was $1,000 and $2,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $5,000 and $6,000 respectively.

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid clinical trial expenses	$512	$-
Equity issuance costs	740	-
Prepaid insurance	471	5
Other prepaid expenses	237	5
Total prepaid and other current assets	$1,960	$10

Note 6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and related expenses	$640	$241
Accrued term loan final payment	608	421
Accrued clinical trial expense	26	-
Professional fees and other costs	899	195
Total accrued liabilities	$2,173	$857

Note 7. Term Loans and Convertible Promissory Notes

Term Loans

On November 24, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford, pursuant to which the Company received $3.0 million in proceeds from a Term Loan A and $2.0 million in proceeds from a Term Loan B under the Loan Agreement (collectively the “Term Loans”). The Company issued warrants to purchase 11,829 shares of common stock to Oxford in connection with the Term Loans (‘Note 10– Warrants’). The Term Loans bear interest at a floating per annum rate equal to (a) 7.06% plus (ii) the greater of (a) the 30 day U.S. Dollar LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (b) 0.19%.

The Term Loan A was recorded at its initial carrying value of $3.0 million less debt issuance costs of approximately $141,000, and the Term Loan B was recorded at its initial carrying value of $2.0 million, less debt issuance costs of approximately $3,000. The debt issuance costs are being amortized to interest expense over the life of the Term Loans using the effective interest method.

At September 30, 2019, $1.4 million was outstanding under Term Loan A and $1.0 million was outstanding under Term Loan B. As of December 31, 2018, $2.3 million was outstanding under Term Loan A and $1.5 million was outstanding under Term Loan B.

The following modifications have been made during the nine months ended September 30, 2019:

●

In January 2019, the Company and Oxford Finance agreed to amend the Loan Agreement. Oxford agreed to two months of interest-only payments followed by eight months of repayments upon delivery by February 1, 2019 of an executed term sheet for equity financing that would result in aggregate proceeds to the Company of $20.0 million. The Company was also required to place $200,000 in a segregated bank account that is subject to a blocked control agreement in favor of Oxford. Per the blocked control agreement, the account is subject to bank fees, which Oxford has agreed to have deducted from this account on a monthly basis. The funds in the segregated account were to be released upon the earlier of the consummation of a merger by March 31, 2019 or the consummation of an equity financing. The Company recorded the $200,000 as restricted cash. The maturity date of the Term Loans remained unchanged. The amendment fee amounted to $50,000. The amendment was accounted for as a debt modification.

●

In May 2019, the Company and Oxford agreed to an amendment to provide consent to the Merger. This consent amended certain provisions of the Term Loans to protect Oxford’s rights under the original Loan Agreement. The consent allowed Alliqua to be named as an additional borrower.

●

In June 2019, the Company and Oxford agreed to amend the Loan Agreement. Oxford agreed to two months of interest-only payments and the maturity date of the Term Loans was extended two months. The amendment fee amounted to $20,000. The amendment was accounted for as a debt modification.

●

In August 2019, the Company and Oxford agreed to amend the Loan Agreement. Oxford agreed to two months of interest-only payments followed by five months of scheduled repayments upon receipt by the Company of at least $500,000 by September 30, 2019 to fund operations through October 31, 2019. The maturity date of the Term Loans is March 1, 2020. The amendment was accounted for as a troubled debt restructuring.

Upon the respective dates of the debt modifications, no gain or loss was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised cash flows.

Interest expense associated with the Term Loans was $100,000 and $173,000 for the three months ended September 30, 2019 and 2018, respectively, and $436,000 and $482,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the Company was in compliance with all covenants under the Loan Agreement.

Principal payments for the Term Loans due under the loan agreement as of September 30, 2019 are due monthly beginning November 1, 2019 through the Term Loans’ maturity date on March 1, 2020.

Convertible Promissory Notes

The table below reflects the principal amount of the Notes issued by the Company (in thousands):

	September 30,	December 31,
	2019	2018
Convertible note payable, due on March 29, 2019 interest at 8.0% p.a.	$-	$1,500
Convertible note payable, due on September 27, 2019 interest at 8.0% p.a.	-	1,500
Convertible note payable, due on December 21, 2019 interest at 8.0% p.a.	1,500	1,500
Convertible note payable, due on March 29, 2020 interest at 8.0% p.a.	1,500	-
Convertible note payable, due on April 26, 2020 interest at 8.0% p.a.	2,000	-
Convertible note payable, due on May 29, 2020 interest at 8.0% p.a.	500	-
Convertible note payable, due on July 1, 2020 interest at 8.0% p.a.	250	-
Convertible note payable, due on July 29, 2020 interest at 8.0% p.a.	350	-
Convertible note payable, due on August 30, 2020 interest at 8.0% p.a.	250	-
Total	$6,350	$4,500

Outstanding Notes

The Notes outstanding at September 30, 2019 were issued with conversion and repayment rights as described below:

(a)

in the event that the Company issues and sells equity securities with proceeds to the Company of at least $5 million, on or before the maturity date, and after the closing of a reverse merger, then the outstanding principal amount of this convertible promissory note and any unpaid accrued interest will automatically convert in whole into equity securities of the same class sold in the equity financing at a conversion price equal to the cash price paid per share for equity securities in the financing,

(b)

if the Company consummates a change of control while the Notes remain outstanding, the Company shall repay the holders in cash in an amount equal to 200% of the outstanding principal amount of the Notes; and

(c)

in the event the Company consummates an IPO on or before the maturity date, then the outstanding principal amount of the Notes and any unpaid accrued interest will automatically convert into common stock at a conversion price equal to the per share offering price to the public for common stock in the IPO.

In July 2019 and August 2019, affiliates of Domain Partners, LLC, a significant shareholder of the Company, purchased from the Company $0.6 million and $0.3 million aggregate principal amount of Notes to fund the Company’s operations. These Notes accrue simple interest on the outstanding principal amount at a rate of 8% per annum and mature in July 2020 and August 2020, respectively.

Converted Notes

In May 2019, under the terms of the then outstanding Notes, the principal and accrued unpaid interest of two Notes totaling $3.2 million were automatically converted into the Company’s Series B convertible preferred stock. Upon consummation of the Merger, and subject to the terms and conditions of the Merger Agreement each outstanding share of capital stock of Adynxx, was converted into the right to receive the number of shares of the combined Company’s common stock equal to the Exchange Ratio formula in the Merger Agreement. An aggregate of 367,041 post-Merger common shares were issued associated with the conversion of these Notes.

In connection with a previous modification, the Company had computed a contingent beneficial conversion feature (“BCF”) that was contingent upon the occurrence of a reverse merger. In accordance with ASC 470-20-25-6, the contingent BCF is not recognized in earnings until the contingency is resolved. Upon the date of the Merger, the full amount of beneficial conversion feature of $2.1 million was recognized as interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

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

As of September 30, 2019, the Company evaluated the fair value of the derivative liability and determined that the bifurcated derivative liability had no value because the Company estimated a zero probability of the embedded feature being triggered. As a result, the Company estimated the fair value of the derivative liability to be $0 at September 30, 2019. Similarly, the embedded derivatives that were in place at December 31, 2018 also had a fair value of $0.

Note 8. Leases

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

Future minimum payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Period ending December 31	Future Commitments
2019 (remaining 3 months)	$116
2020	227
2021	232
2022	236
2023	80
Total future minimum lease payments	891
less: imputed interest	(148)
Total	$743

Total operating lease expenses for the three and nine months ended September 30, 2019 was $117,000 and $282,000, respectively, and is reflected in general and administrative expenses in the condensed consolidated statements of operations. Rent expense for the three and nine months ended September 30, 2018 was $58,000 and $174,000, respectively.

As of September 30, 2019, the Company had no leases that were classified as a financing lease. As of September 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

During the three and nine months ended September 30, 2019, the Company recognized $61,000 and $104,000 of sublease income on its condensed consolidated statement of operations, which is recorded as an offset against general and administrative expenses.

Note 9. Redeemable Convertible Preferred Stock

At December 31, 2018, Private Adynxx had 2,034,548 shares of Series A convertible preferred stock issued and outstanding, and 1,833,387 shares of Series B convertible preferred stock issued and outstanding. During 2019, prior to the Merger, an additional 367,041 shares were issued upon conversion of convertible notes described in ‘Note 7 - Term Loans and Convertible Promissory Notes’.

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

Note 10. Warrants

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

Note 11. Stock Options

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

A summary of the Company’s stock option activity during the nine months ended September 30, 2019 is as follows (in thousands, except exercise prices):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, December 31, 2018	690	$2.76
Alliqua options assumed in Merger	58	289.76
Exercised	-	-
Expired	(17)	93.48
Outstanding, September 30, 2019	731	$23.38	6.1	$33

Exercisable, September 30, 2019	550	$30.07	5.8	$33

A summary of the Company’s stock options as of September 30, 2019 is as follows (in thousands, except exercise prices):

			Options Outstanding		Options Exercisable
			Weighted		Weighted	Weighted
Range of			Average	Outstanding	Average	Average	Exercisable
Exercise			Exercise	Number of	Exercise	Remaining Life	Number of
Price			Price	Options	Price	In Years	Options

$1.11	-	$1.38	$1.11	73	$1.11	2.2	73
$1.39	-	$3.05	$1.39	37	$1.39	2.9	37
$3.06	-	$196.79	$3.06	580	$3.06	7.2	399
$196.80	-	$656.40	$370.21	41	$370.21	0.7	41
			$23.38	731	$30.07	5.8	550

The Company did not grant any stock options to employees during the three and nine months ended September 30, 2019. Stock-based compensation expense recorded in research and development and general and administrative expenses was $68,000 and $75,000 for the three months ended September 30, 2019 and 2018, respectively, and $204,000 and $225,000 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, unrecognized stock-based compensation expense related to employees totaled approximately $327,000, which is expected to be recognized over approximately 1.3 years.

Stock-based compensation expense recorded in exchange for services related to non-employee options was $16,000 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $48,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was no unrecognized stock-based compensation expense related to unvested non-employees stock options.

Note 12. Commitments and Contingencies

Gain on Settlement

During August 2019, the Company entered into an agreement to resolve a vendor dispute. The vendor agreed to pay the Company $635,000 (the “Settlement Amount”) over a three-month period ending October 31, 2019, which is reflected as a gain on settlement in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2019. As of September 30, 2019, the Company has received $443,000 of the Settlement Amount, with the remaining amount reflected as prepaid expenses and other current assets on the accompanying condensed consolidated balance sheet.

Note 13. Related-Party Transactions

At September 30, 2019, the Company had $6.4 million aggregate principal amount of outstanding convertible notes issued to a significant shareholder. ‘Note 7 - Term Loans and Convertible Promissory Notes’. Interest expense associated with related party notes was $122,000 and $31,000 for the three months ended September 30, 2019 and 2018, respectively, and $325,000 and $62,000 for the nine months ended September 30, 2019 and 2018, respectively.

In connection with the Merger, Alliqua’s existing CEO resigned from the company and received severance pay of $1,091,000. As such amounts were accrued by Alliqua prior to the Merger, this severance payment had no impact to our condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

Note 14: Subsequent Events

In November 2019, the Company and Oxford agreed to amend the Loan Agreement. Oxford agreed to one month of interest-only payments followed by four months of scheduled repayments. The maturity date of the Term Loans is March 1, 2020. The amendment fee amounted to $30,000.

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management; and accounting estimates and the impact of new or recently issued accounting pronouncements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under the section titled “Item 2A. Risk Factors” found elsewhere in this report. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

We have no products approved for commercial sale and have not generated any revenue from product sales. From inception to September 30, 2019, we have raised net cash proceeds of approximately $63 million, primarily through the sale of equity securities, receipts of proceeds from a strategic collaboration, government grants, issuance of Notes, and gross proceeds from the Oxford term loans.

In December 2018, we received a grant from the National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, or NIH, the NIH grant, to support the clinical development of our lead product candidate, brivoligide. NIH grants provide funds for certain types of expenditures in connection with research and development activities over a contractually defined period. The maximum funding to be available under this grant for qualified expenditures over the next two years is expected to be approximately $5.7 million. We started drawing from this NIH grant in February 2019 and recognized $1.9 million and $0 as grant reimbursement contra-expense in our operating expenses for the nine months ended September 30, 2019 and 2018, respectively. We intend to continue to evaluate pursuing additional government grant opportunities on a case-by-case basis. In September 2019, we received a Notice of Award from the National Institute on Neurological Disease and Stroke, or NINDS, part of the NIH, for up to approximately $0.6 million to be paid over 12 months to support our planned preclinical studies of AYX2. The funds will become available after approval from the Office of Laboratory Animal Welfare, or OLAW, of the planned preclinical studies for AYX2, and we have not yet drawn from this NIH grant. We have incurred operating losses in each year since inception, with the exception of 2014, when we received a $20.0 million option payment as part of a strategic collaboration, which was subsequently terminated in 2014. Our net losses were $1.9 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $9.0 million and $4.5 million, for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $46.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

o	personnel costs, which include salaries, benefits and stock-based compensation expense; and

o	regulatory expense related to development activities.

     The largest component of our operating expenses has historically been the investment in research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses by program (in thousands):

	Nine Months Ended September 30,
	2019	2018

Direct research and development expenses by program:
AYX Platform	$1,517	$120
ADYX-005 TKA	1,184	-
ADYX-006 Mastectomy	1,161	-
twoXar Platform	75	-
ADYX-004 TKA	2	92
Internal research and development expenses	1,273	1,581
	$5,212	$1,793

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

We expect to incur additional expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on the over-the-counter market with securities registered under the Exchange Act, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative headcount to support the growth of our business and operate as a public company.

Grant Reimbursements

We account for reimbursements of qualified grant related research and development expenses in accordance with the guidance provided by the Financial Accounting Standards Board, or FASB, in the Accounting Standards Update (ASU) 2018-08, “Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made,” or ASU 2018-08, which it adopted in January 2019. Based on this guidance, we determined that reimbursements of qualified expenses per the terms of the grant, met the definition of a ‘conditional contribution’ (versus an exchange contract) because (i) we have limited discretion in the way the funds may be spent, which creates a barrier to entitlement, and (ii) the grant contains provisions that release the awarding agency from the obligation to transfer funds that are not expended at the time the award is terminated.

We recognize the grant reimbursements as a contra operating expense in the period in which the related costs are incurred and the related services are rendered, provided that the applicable performance obligations under the government grants have been met.

Interest Income (Expense), Net

Interest income (expense), net, consists primarily of cash interest expense on the Oxford term loans, or Term Loans, and non-cash interest expense and amortization of debt issuance and debt discount costs related to the Term Loans and the debt discounts on the issuance of Notes, as well as the recognition of $2.1 million of a contingent beneficial conversion feature that was recognized upon the date of the Merger. Debt discount is accreted to interest expense over the debt borrowing term.

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

Income Taxes

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We periodically evaluate the positive and negative evidence bearing upon realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets at September 30, 2019 and December 31, 2018. We intend to maintain a full valuation allowance on the federal and state deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Summary of Significant Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. [Refer to Note 1, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q for a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018 (in thousands)

	Three months ended September 30,
	2019	2018	Dollar change

Operating expenses
Research and development	$1,986	$524	$1,462
General and administrative	1,037	810	227
Grant reimbursements	(716)	-	(716)
Gain on settlement	(635)	-	(635)
Total operating expenses, net	1,672	1,334	338
Loss from operations	(1,672)	(1,334)	(338)
Interest expense, net	(223)	(322)	99
Other income (expense), net	-	151	(151)
Loss from continuing operations	(1,895)	(1,505)	(390)
Loss from discontinued operations	-	-	-
Net loss	$(1,895)	$(1,505)	$(390)

Research and Development

Research and development expenses increased by $1.5 million to $2.0 million for the three months ended September 30, 2019, from $0.5 million for the three months ended September 30, 2018. The increase was primarily due to $1.0 million in connection with start-up activities related to our planned Phase 2 ADYX-005 TKA and the Phase 2 ADYX-006 mastectomy clinical trials and $0.6 million related to the initiation of drug supply manufacturing with Avecia, partially offset by a $0.1 million reduction in salaries and benefits from the resignation of an employee and other minor cost changes.

General and Administrative

General and administrative expenses increased by $0.2 million to $1.0 million for the three months ended September 30, 2019, from $0.8 million for the three months ended September 30, 2018. This increase was due to $0.2 million in other general and administrative costs, including insurance, associated with us being a public company.

Grant Reimbursements

Beginning in February 2019, we started to receive payments from a NIH grant to support the clinical development of our lead product candidate, brivoligide. In the three months ended September 30, 2019, we recorded $0.7 million of grant reimbursements relating to qualified expenses incurred under the terms of the NIH grant.

Gain on Settlement

During August 2019, we entered into an agreement to resolve a vendor dispute. The vendor agreed to pay us $0.6 million which is reflected as a gain on settlement in the accompanying condensed consolidated statement of operations.

Interest Expense

Interest expense decreased by $0.1 million to 0.2 million for the three months ended September 30, 2019, from $0.3 million for the three months ended September 30, 2018. This decrease was primarily due to extinguishment of debt discount upon modification of debt terms.

Comparison of the Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Nine months ended September 30,
	2019	2018	Dollar change

Operating expenses
Research and development	$5,212	$1,793	$3,419
General and administrative	3,354	2,102	1,252
Grant reimbursements	(1,914)	-	(1,914)
Gain on settlement	(635)	-	(635)
Total operating expenses, net	6,017	3,895	2,122
Loss from operations	(6,017)	(3,895)	(2,122)
Interest expense, net	(2,864)	(767)	(2,097)
Other income (expense), net	(94)	211	(305)
Loss from continuing operations	(8,975)	(4,451)	(4,524)
Loss from discontinued operations	(58)	-	(58)
Net loss	$(9,033)	$(4,451)	$(4,582)

Research and Development

Research and development expenses increased by $3.4 million to $5.2 million for the nine months ended September 30, 2019, from $1.8 million for the nine months ended September 30, 2018. The increase was primarily due to  $2.2 million in connection with start-up activities related to the Phase 2 ADYX-005 TKA and the Phase 2 ADYX-006 Mastectomy clinical trials and $1.4 million related to the initiation of drug supply manufacturing with Avecia, partially offset by a $0.2 million in salaries and benefits associated with the resignation of one employee.

General and Administrative

General and administrative expenses increased by $1.3 million to $3.4 million for the nine months ended September 30, 2019, from $2.1 million for the nine months ended September 30, 2018. This increase was primarily due to an increase of $0.9 million in legal and professional service costs incurred in connection with the Merger and preparation to be a public company, and an increase of $0.4 million in other general and administrative costs, including insurance, associated with us being a public company.

Grant Reimbursements

Beginning in February 2019, we started to receive payments from a NIH grant to support the clinical development of our lead product candidate, brivoligide. In the nine months ended September 30, 2019, we recorded $1.9 million of grant reimbursements relating to qualified expenses incurred under the terms of the NIH grant.

Gain on Settlement

During August 2019, we entered into an agreement to resolve a vendor dispute. The vendor agreed to pay us $0.6 million which is reflected as a gain on settlement in the accompanying condensed consolidated statement of operations.

Interest Expense, Net

Interest expense, net, increased by $2.1 million to $2.9 million during the nine months ended September 30, 2019, from $0.8 million during the nine months ended September 30, 2018. The increase was primarily attributable to the recognition of $2.1 million associated with the beneficial conversion feature recognized upon the modification and conversion of two Notes.

Loss from Discontinued Operations

Loss on discontinued operations relates to the AquaMed business that was incurred from the date of the Merger to its spin-off that occurred on June 21, 2019.

Liquidity and Capital Resources

We expect that our research and development and general and administrative expenses will increase, and, as a result, we anticipate that we will continue to incur increasing losses in the foreseeable future. As stated above, we also expect that our current capital resources will be insufficient to fund our planned operations for a 12-month period. Therefore, we will need to raise additional capital to fund our operations, which may be through the issuance of additional equity, and potentially through the incurrence of additional debt. In addition, we may be required to raise additional capital in the future to service our indebtedness, including outstanding indebtedness that will become due and payable during fiscal year 2019, and make necessary capital expenditures. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts and our ability to refinance outstanding indebtedness before the applicable maturity date. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. In addition, if we default under the loan and security agreement, or the Loan Agreement, with Oxford, Oxford will have the ability to exercise its rights as collateral agent to take possession and dispose of the collateral securing the indebtedness under the Loan Agreement, which collateral includes all of our property including our intellectual property.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowings, receipt of proceeds from government grants, and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities	$(4,767)	$(4,649)
Net cash used in investing activities	-	(2)
Net cash provided by financing activities	3,409	2,110
Net decrease in cash and cash equivalents	(1,358)	(2,541)
Cash, cash equivalents and restricted cash at beginning of period	1,942	4,356
Cash, cash equivalents and restricted cash at end of period	$584	$1,815

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $4.8 million, consisting of a net loss of  $9.0 million, which was offset by non-cash charges of  $3.2 million primarily for non-cash interest expense on Notes, stock-based compensation expense, accretion of the charge due upon maturity of debt, and amortization of right of use assets, and a net increase in cash resulting from changes in operating assets and liabilities of $1.0 million. The change in our net operating assets and liabilities included cash generated from an increase in accounts payable of $2.2 million and an increase of  $1.0 million for accrued liabilities, both of which were due primarily to an increase in legal, accounting and other professional fees and expenses incurred in connection with the Merger and preparation to be a public company, which was offset by cash used due to an increase in prepaid expense of $1.9 million primarily related to clinical trial activity and $0.2 million of lease liability payments.

Cash used in operating activities for the nine months ended September 30, 2018 was $4.7 million, consisting of a net loss of  $4.5 million, which was offset by noncash charges of  $0.5 million primarily for stock-based compensation expense, accretion of the charge due upon maturity of debt and amortization of debt discount and debt financing costs. In addition, $0.7 million of cash was consumed resulting from changes in operating assets and liabilities. The change in our net operating assets and liabilities was due primarily to a decrease in accounts payable of  $0.6 million related to the completion of the ADYX-004 clinical trial initiated in 2017 and a decrease of  $0.1 million due to the reduction of accrued liabilities relating to the ADYX-004 clinical trial.

Cash Flows from Investing Activities

Cash used in investing activities for all periods presented was nominal.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $3.4 million, consisting of $4.8 million proceeds from the issuance of Notes, offset by $1.4 million used to repay principal of the Term Loans.

During the nine months ended September 30, 2018, net cash used in financing activities was $2.1 million consisting of $3.0 million proceeds from the issuance of Notes, offset by $0.9 million used to repay principal under the Term Loans.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3-5 Years	More Than 5 Years
Term loan principal and interest (1)	$3,104	$3,104	$-	$-	$-
Convertible promissory notes and interest (2)	6,859	6,859	-	-	-
Operating lease commitments (3)	891	287	465	139	-
	$10,854	$10,250	$465	$139	$-

(1) Reflects principal, interest payments through maturity and final balloon payment due to Oxford under the Loan Agreement. The interest rate under the Loan Agreement is floating and future interest payments are estimated based upon the September 2019 interest rate.

(2) Reflects principal and accrued interest under outstanding convertible promissory notes through maturity. The notes automatically convert into shares of common stock upon the closing of a qualified equity financing.

(3) We lease our office space under a non-cancellable long-term operating lease. Reflects cash payments due under the remaining term of the operating lease, and amounts are not adjusted for imputed interest related to the lease liability.

Convertible Notes

In May 2019, upon the closing of the Merger, $3.0 million principal amount of Notes, plus $203,000 of cumulative accrued but unpaid interest, were converted into 367,041 shares of preferred stock, which were converted into shares of common stock upon completion of the Merger.

As of September 30, 2019, $6.4 million aggregate principal amount remained outstanding under outstanding Notes.

Term Loans

In November 2015, we entered into the Loan Agreement with Oxford pursuant to which Oxford agreed to lend us up to $10.0 million principal amount issuable in three tranches, or the Term Loans, of which $5.0 million had been drawn as of September 30, 2019. The Term Loans will mature on November 1, 2019. The Loan Agreement has been amended several times. We have the option to prepay all, but not less than all, of the borrowed amounts, provided that we will be obligated to pay a prepayment fee. The Term Loans bear interest at a floating per annum rate equal to (i) 7.06% plus (ii) the greater of  (a) the 30-day U.S. Dollar LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (b) 0.19%. We will be required to make a final payment of 4.25% of the funded amount, payable on the earlier of  (i) the maturity date or (ii) the prepayment of the Term Loans. Our obligations under the Loan Agreement are secured by a perfected first-priority lien on all of our assets including our intellectual property. In connection with the Merger, Alliqua was named as an additional borrower under the Loan Agreement. As of September 30, 2019, we were in compliance with all covenants under the Loan Agreement.

In January 2019, we and Oxford amended the Loan Agreement to provide for two months of interest-only payments followed by eight months of repayments. We also placed $200,000 in a segregated bank account that is subject to a blocked control agreement in favor of Oxford. Per the blocked control agreement, the account is subject to bank fees, which Oxford has agreed to have deducted from this account on a monthly basis. The funds in the segregated account will be released upon the closing of this offering. The amendment fee was $50,000. The amendment was accounted for as a debt modification.

In May 2019, we and Oxford agreed to an additional amendment to provide consent to the Merger. This consent amended certain provisions of the term loan to protect Oxford’s rights under the original Term Loan agreement. The consent allowed Alliqua to be named as an additional borrower.

In June 2019, we and Oxford agreed to amend the Loan Agreement. Oxford agreed to two months of interest-only payments and the maturity date of the Term Loans was extended two months. The amendment fee was $20,000. The amendment was accounted for as a debt modification.

In August 2019, we and Oxford agreed to amend the Loan Agreement. Oxford agreed to two months of interest-only payments followed by five months of repayments upon receipt by us of at least $500,000 by September 30, 2019 to fund operations through October 31, 2019. The maturity date of the Term Loans is March 1, 2020. The amendment was accounted for as a troubled debt restructuring.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019 and the year ended December 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted as we qualify as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Controller, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance.

Remediation Efforts on Previously Identified Material Weakness

During the audit of our financial statements for the year ended December 31, 2018 and in connection with the preparation of interim financial statements for the first three quarters of 2019, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weakness that was identified related to our inability to prepare accurate financial statements, resulting from a lack of adequate accounting personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP, including the recording of convertible note and related disclosures, and as a result of the previously disclosed restatement of our consolidated statements of operations for the three and six months ended June 30, 2019 and 2018.

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

Changes in Internal Control over Financial Reporting

We are currently in the process of adding additional controls over financial reporting, including the engagement of third-party consultants to assist with our financial reporting process. We are also currently evaluating the impacts of such control changes to our overall system of internal control over financial reporting.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. On May 3, 2019, we completed the Merger with Alliqua BioMedical, Inc., and we survived as a wholly-owned subsidiary of Alliqua. Following the consummation of the Merger, Adynxx changed its name to Adynxx Sub, Inc., and Alliqua BioMedical, Inc. changed its name to Adynxx, Inc. Adynxx was deemed to be the accounting acquirer in the Merger and the historical financial statements of Private Adynxx are deemed to be the historical financial statements of the combined company. We have incurred net losses for the past several years, including net losses of $9.0 million, $6.0 million and $11.6 million for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $46.3 million.

As of September 30, 2019, we had $14.3 million in current and long-term liabilities. Our management concluded that there is substantial doubt about our ability to continue as a going concern. The audit report to our financial statements for the year ended December 31, 2018, also includes an explanatory paragraph related to our ability to continue as a going concern. The doubts concerning our ability to continue as a going concern may impact our ability to obtain financing on reasonable terms or at all. As of September 30, 2019, we had cash and cash equivalents of $0.3 million.

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

●	marketing, launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
●	gaining market acceptance of our product candidates as treatment options;
●	addressing any competing products;
●	protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
●	obtaining reimbursement or pricing for our product candidates that supports profitability; and
●	attracting, hiring, and retaining qualified personnel.

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

As of September 30, 2019, our total current and long-term liabilities balance was $14.3 million, of which $2.4 million was secured indebtedness, collateral for which includes, but is not limited to, our intellectual property rights. Our ability to make scheduled payments of the principal, to pay interest on, to refinance the secured loan agreement with Oxford, or the Loan Agreement, or Notes or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control and ability to raise additional capital. We may not be able to raise sufficient capital or generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives if they are available to us based on the terms of the instruments and agreements governing the indebtedness, such as restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. If we default under the Loan Agreement, Oxford will have the ability to exercise its rights as collateral agent to take possession and dispose of the collateral securing the indebtedness under the Loan Agreement, which collateral includes all of our property, including our intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any such foreclosure.

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

We face risks related to government funded awards. If NIDA/NIH or NINDS/NIH were to eliminate, reduce or delay funding from these awards, this would have a significant negative impact on the brivoligide program.

We are substantially dependent upon awards from NIDA/NIH and NINDS/NIH for the costs related to the planned brivoligide Phase 2 and Phase 3 mastectomy model studies and the development of AYX2, respectively. If NIDA/NIH or NINDS/NIH were to eliminate, reduce or delay the funding for either or both of these awards or disallow some of our incurred costs, we would have to obtain additional funding for continued development or regulatory registration for brivoligide and AYX2 or significantly delay, reduce or stop the development effort. In contracting with NIDA/NIH and NINDS/NIH, we are subject to various U.S. government contract requirements which may limit reimbursement or if we are found to be in violation could result in contract termination. If the U.S. government terminates our award for its convenience, or if we default by failing to perform in accordance with the award schedule and terms, significant negative impact on our cash flows and operations could result.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in limited numbers of clinical sites. We will have to conduct larger studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. We have spent several years conducting clinical studies for our lead product candidate and anticipate that we will continue conducting clinical studies for a few more years. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our product candidates.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted, and as the data are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line,” or preliminary data from our clinical studies. Interim data are data analyzed before completion of enrollment of a clinical trial, and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. “Top-line” or preliminary data from our clinical studies refer to the initial planned analyses of primary and certain key secondary endpoints from clinical trials after enrollment has been completed and the data from the study database is locked. These data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “top-line” and preliminary data should be viewed with caution until the final data are available. Significant changes between preliminary, “top-line,” or interim data and final data could harm our business.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We do not have long-term supply agreements or commitments from those parties to supply our materials. Moreover, even if we had a longer-term supply arrangement, we may be precluded from entering into a back-up or alternative supplier arrangement which may increase the risk for further development, regulatory approval, or commercialization of our product candidates. We may also receive supply of drug substance or drug product that is deficient in quality or otherwise does not meet the specifications required to be used in clinical trials. In the past, we have experienced such deficiencies and have been required to seek alternative sources to meet our needs. We have not established clinical trial material supply agreements for AYX2 and may not be able to do so.

Certain components used in the manufacture of brivoligide are sourced from a single vendor.

Brivoligide is an oligonucleotide, and there are currently a limited number of oligonucleotide manufacturers with commercial sale capabilities globally. We currently use Nitto-Denko Avecia, Inc., or Avecia, as a single supplier for the brivoligide drug substance and do not have a long-term supply agreement or commitment from Avecia to supply our drug substance. If Avecia is unable or unwilling to meet our current or future needs for our drug substance on acceptable terms, or at all, we may be unable to locate alternative suppliers or manufacturers. While we intend to develop secondary sources for manufacturing of our drug candidates in the future, we may not be able to do so on commercially reasonable terms or at all. Any interruption in the supply of a key material could significantly delay our research and development process or increase our expenses for development and commercialization of our product candidates. Any interruption in supply of our product candidates from Avecia could result in delay of our clinical trials or interrupt our commercial supply, which would harm our business and results of operations.

We face intense competition from other companies developing products for the reduction of postoperative pain.

Brivoligide faces significant competition. If we are able to successfully develop brivoligide for the reduction of postoperative pain, it would compete with EXPAREL (bupivacaine liposome injectable suspension, marketed by Pacira Pharmaceuticals, Inc.), HTX-011 (bupivacaine and meloxicam, in development by Heron Therapeutics, NDA submitted to the FDA in 2019), Ofirmev (intravenous acetaminophen, marketed by Mallinckrodt Pharmaceuticals), branded and generic oral opioid pain therapeutics, branded and generic oral nonsteroidal anti-inflammatory drugs, or NSAIDs, and potentially other products in development for the reduction of postoperative pain that reach the market.

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

As of September 30, 2019, we had six full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Additionally, we may be required to repay the entire amount of outstanding indebtedness under the Loan Agreement in cash if we fail to stay in compliance with our covenants or suffer some other event of default under the Loan Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our clinical development efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Oxford could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the loan for its benefit, which collateral includes all of our property, including our intellectual property. Our business, financial condition and results of operations could be substantially harmed as a result of any of these events.

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

Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, our products may be open to competition from generic medications. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office, or USPTO. For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution. Further, it is possible for a third party to challenge the validity of our issued patents via litigation and/or post-grant administrative proceedings at the USPTO, which if successful, could invalidate the issued patents and lead to earlier market entry and competition by others.

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

We have received grant awards from NIDA/NIH and NINDS/NIH for the development of brivoligide in the mastectomy model of postoperative pain and the development of AYX2, respectively. Intellectual property may be generated through the use of this U.S. government funding and would therefore be subject to certain federal regulations. As a result, the U.S. government may in the future have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or, to the maximum extent permitted by law, any other claim or dispute. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our bylaws described in the preceding sentence. If a court were to find the choice of forum provisions contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a significant impact on our business, financial condition and results of operations.

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

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders may have limited protections.

Each of the New York Stock Exchange and the Nasdaq Stock Market LLC require the implementation of various measures relating to corporate governance for listed companies. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those stock exchanges. While we have adopted these measures, we will not be required to comply with many of the corporate governance provisions in the future for so long as our common stock is not listed on a national securities exchange. As a result, if we elect to cease compliance with any such measures, our stockholders may lose protections afforded to listed companies.

Risks Related to Ownership of our Common Stock

Private Adynxx has a material weakness in its internal control over financial reporting. If this material weakness persists or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report its financial results could be adversely affected.

Prior to the closing of the Merger, Adynxx was a private company and had limited accounting and financial reporting personnel and other resources with which to address its internal control over financial reporting. In connection with the audit of Private Adynxx’s financial statements for the year ended December 31, 2018 and preparation of interim financial statements for the first three quarters of 2019, Private Adynxx and its independent registered public accounting firm identified a material weakness in Private Adynxx’s internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis.

The material weakness related to Private Adynxx’s inability to prepare accurate financial statements, resulting from a lack of adequate accounting personnel to timely and appropriately account for and disclose the impact of complex, non-routine transactions in accordance with GAAP, including the recording of convertible note and related disclosures. In response to the material weakness, Adynxx is currently working to remediate the material weakness by retaining third-party consultants to help enhance its internal controls over financial reporting. There can be no assurance that these efforts will remediate the material weakness or avoid future weaknesses or deficiencies. Any failure to remediate the material weakness and any future weaknesses or deficiencies or any failure to implement required new or improved controls or difficulties encountered in their implementation could cause Adynxx to fail to meet its reporting obligations or result in material misstatements in its financial statements. Adynxx’s management will be required to assess the effectiveness of its disclosure controls and procedures and internal control over financial reporting. If Adynxx is unable to remediate its material weakness, Adynxx’s management may not be able to conclude that its disclosure controls and procedures or internal control over financial reporting are effective, which could result in investors losing confidence in its reported financial information and may lead to a decline in the stock price. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject Adynxx to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority or other regulatory authorities, as well as increasing the risk of liability arising from litigation based on securities law.

The restatement of certain of our previously issued financial statements may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

In November 2019, our management and audit committee concluded that our previously issued consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 should not be relied upon and should be restated. We also discussed this assessment with our independent registered public accounting firm.  The conclusion resulted from the determination that we incorrectly overstated the weighted average number of shares outstanding as of June 30, 2019 and 2018 by including the mandatory conversion of preferred stock into common stock upon completion of our reverse merger with Alliqua BioMedical, Inc. retroactively instead of prospectively. As a result, we understated the amounts of net loss per diluted share for the three and six months ended June 30, 2019 and 2018.

As a result of the restatement and associated non-reliance on our previously issued consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team has been diverted by these efforts. We could also be subject to regulatory, stockholder or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our stockholders or counterparties to lose confidence in us. Further, in connection with the restatement, our management may identify additional material weaknesses in our internal control over financial reporting. Any failure of our internal controls could also negatively impact the results of periodic management evaluations required under Section 404 of the Sarbanes-Oxley Act. Our management has previously concluded, including as a result of the restatement, that our disclosure controls and procedures as of June 30, 2019 are not effective at a level that provides reasonable assurance, and may make similar conclusions for future periods. Any of these occurrences could harm our business, results of operations, financial condition, and stock price.

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

Based upon our common stock outstanding as of September 30, 2019, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 89.3% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

We will incur costs and demands upon our management as a result of complying with the laws and regulations affecting reporting companies in the United States, which may harm our business.

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

The sale or availability for sale of a substantial number of shares of our common stock could negatively impact the market price of our shares.

Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, including by our directors, officers and significant stockholders following the expiration of lock-up arrangements entered into in connection with the Merger, could significantly reduce the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, because our securities are currently quoted on the OTC Markets, the liquidity and price of our securities may be substantially more limited than if we were quoted or listed on another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained. In the absence of an active trading market for our common stock, stockholders may not be able to sell their common stock at or above the price at which they acquired the shares or at the time that they would like to sell. We cannot predict the prices at which our common stock will trade. We do not intend to apply to list the common stock on any securities exchange or nationally recognized trading system in connection with the offering. In addition, we cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.

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

Our certificate of incorporation authorizes us to issue up to 95,000,000 shares of common stock and up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our stock incentive plans or otherwise. For example, we have issued from time to time Notes to certain of our significant shareholders that will convert into shares of our common stock upon, among other things, the occurrence of a qualified financing. We have also previously issued and currently have outstanding warrants to purchase shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

As a company traded on the OTCQB, we must be current with our filings pursuant to Sections 13 and 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, the market liquidity of our securities could be harmed by impacting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From July to September 2019, we issued and sold convertible promissory notes in the aggregate principal amount of $0.85 million to two accredited investors.

For a description of the terms of conversion of the convertible notes, see ‘Note 7 -Term Loans and Convertible Promissory Notes’ in Part I, Item 1 (Financial Statements) to this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

None.

Repurchase of Shares of Company Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 2. MINE SAFETY DISCLOSURES

None.

ITEM 2. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporation By Reference
Exhibit Index	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of Alliqua BioMedical, Inc.	8-K	001-36278	3.1	June 11, 2014
3.2	Certificate of Amendment to the Certificate of Incorporation dated June 5, 2014	8-K	001-36278	3.3	June 11, 2014
3.3	Certificate of Amendment to the Certificate of Incorporation dated May 6, 2016	8-K	001-36278	3.1	May 6, 2016
3.4	Certificate of Amendment to the Certificate of Incorporation dated October 5, 2017	8-K	001-36278	3.1	October 5, 2017
3.5	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	8-K	001-36278	3.1	May 9, 2019
3.6	Certificate of Amendment to the Certificate of Incorporation dated May 3, 2019	8-K	001-36278	3.2	May 9, 2019
3.7	Bylaws	8-K	001-36278	3.2	June 11, 2014
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32†

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act; this exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

#

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of the Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

ADYNXX, INC.

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